Form 10-K
period 1996-12-31
GS FINANCIAL CORP
filed 1997-05-13
CIK 1029630

United States
            Securities and Exchange Commission
                  Washington, D.C. 20549

Form 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Special Report which contains only financial statements for the fiscal year ended pursuant to Rule 15d-2

Commission File Number: 0-22269

                      GS Financial Corp.
     Exact Name of Registrant as specified in charter

Louisiana                                72-1341014
State or Other Jurisdiction		IRS Employer ID Number
of Incorporation or Organization

                     3798 Veterans Blvd.
                     Metairie, LA 70002
         (Address of Principal Executive Offices)

Registrant's Telephone Number:     (504) 457-6220

Securities registered pursuant to Section 12(b) of the Act:
				Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
		Common Stock, par value $.01 per share

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       __x__ Yes                     _____No

As of December 31, 1996, there were 0 shares of the Registrant's Common stock outstanding as the Registrant had not completed its initial public offering. The Registrant's initial public offering was completed on April 1, 1997. As of May 8, 1997 there were 3,438,500 shares of the Registrant's common stock, par value $.01 per share, issued and outstanding. The information presented in this Form 10-K at December 31, 1996 and 1995 and for the twelve months ended December 31, 1996, 1995 and 1994 is for the Registrant's wholly owned subsidiary, Guaranty Savings & Homestead Association.

DOCUMENTS INCORPORATED BY REFERENCE:

	Not Applicable








					SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							                                                 GS FINANCIAL CORP.

May 8, 1997					                                By:/s/Donald C. Scott
							                                         Donald C. Scott
							                                         President and Chief
                                                Executive Officer
							                                         and Chairman of the Board

Name				                           Title			                         Date

/s/Donald C. Scott 	  President, Chief Executive	               May 8, 1997
Donald C. Scott	      Officer and Chairman of the Board
				                 (principal executive officer)

/s/ Glenn R. Bartels	 Chief Accounting Officer	                 May 8, 1997
Glenn  R. Bartels		  (principal financial and
				                 	accounting officer)

/s/ J. Scott Key		    Director				                              May 8, 1997
J.  Scott Key

/s/ M. D. Paine, Jr.	 Director				                              May 8, 1997
M.D. Paine Jr.




                  GUARANTY SAVINGS AND
                 HOMESTEAD ASSOCIATION

                   December 31, 1996



            Audits of Financial Statements

                   December 31, 1996
                          and
                   December 31, 1995

                   C O N T E N T S



Independent Auditor's Report	                   1

Statements of Financial Condition            	2-3

Statements of Income                         	4-5

Statements of Changes in Equity                	6

Statements of Cash Flows                     	7-9

Notes to Financial Statements              	10-32




The Board of Directors
Guaranty Savings and Homestead Association

Independent Auditor's Report

	We have audited the accompanying statements of financial condition of GUARANTY
SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 1996 and 1995, and the
related statements of income, changes in equity capital and cash flows for the years ended December 31, 1996, 1995 and 1994.  These financial statements are the responsibility of the Association's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenetation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUARANTY SAVINGS AND HOMESTEAD
ASSOCIATION as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.




	A Professional Accounting Corporation


January 23, 1997

GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
STATEMENTS OF FINANCIAL CONDITION

ASSETS


                                          _____December31,______
                            							        _1996____ 	  __1995__


CASH AND CASH EQUIVALENTS
  Cash and Amounts Due from
    Depository Institutions           $    328,566   $    861,991
  Interest-Bearing Deposits
    in Other Banks		                     1,212,089        243,186
  Federal Funds Sold		                   6,050,000      1,250,000
                           						        ---------      ---------
Total Cash and Cash Equivalents	         7,590,655      2,355,177

INVESTMENT SECURITIES
  Securities Held-to-Maturity
    Fair Value of $30,440,028 in 1995)                 30,100,334
  Securities Available-for-Sale,
    at Fair Value       			             23,566,071      3,259,475
 						                                 ----------     ----------
Total Investment Securities	            23,566,071    	33,359,809
                                								----------     ----------

Mortgage-Backed Securities
    (Fair Value of $7,295,745 and
    $6,305,035) at December 31, 1995
    and December 31, 1994, respectively  7,520,394    	 6,367,347
Loans, Net					                         44,125,404    	39,888,418
Accrued Interest Receivable	               536,386	       506,820
Premises and Equipment, Net		            2,752,273    	 2,670,581
Foreclosed Real Estate, Net 	   	                          23,971
Real Estate Held-for-Investment             93,175         94,763
Stock in Federal Home Loan Bank,
 at Cost   				                            728,100        686,900
Prepaid Income Tax - Current		             398,109    	    22,346
Deferred Charges				                        24,177         22,630
Other Assets				                           215,021    	    40,983
							                                	----------    	----------
			Total Assets	                  	  $  87,549,765    $86,039,745
						                               		===========    	==========










                    LIABILITIES AND EQUITY CAPITAL


                                        _____December31,______
                           							        _1996____	  __1995__


LIABILITIES
  Deposits		              		        $ 61,420,982   $ 60,945,112
  Advance Payments by Borrowers
    for Taxes and Insurance	             431,593        506,442
  Deferred Income Tax		         	        715,082        297,610
  Other Liabilities			 	                 202,830    	   344,215
					                              			----------    	----------
Total Liabilities			                  62,770,487    	62,093,379

EQUITY CAPITAL
  Retained Earnings		          		     23,862,144    	23,457,486
  Unrealized Gain on Securities
    Available-for-Sale, Net of
    Applicable Deferred Income Tax       917,134    	   488,880
						                              		----------    	----------
	Total Equity Capital		               24,779,278     23,946,366

Total Liabilities and Equity Capital$ 87,549,765    $86,039,745
                             								===========    	==========






























           GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
                    STATEMENTS OF INCOME

					                             			For The Years Ended
                           								      December 31,
                                   1996   	    1995     		1994
                        		 	-----------  ---------- ----------
INTEREST INCOME
 Loans Receivable            $3,720,880  $3,702,893 $3,730,490
 Investment Securities	       1,688,503   2,027,959  1,825,773
 Mortgage Backed Securities     435,612     379,700    389,268
 Dividends on Federal Home
    Loan Bank Stock	             41,454      42,776     29,647
	Other Interest Income     	    229,162     106,767     59,557
				                      		-----------  ---------- ----------
	Total Interest Income	       6,115,611   6,260,095  6,034,735
				                      		-----------  ---------- ----------

INTEREST EXPENSE
  Deposits			                 2,679,068   2,663,904  2,407,008
  Advances from Federal
    Home Loan Bank	                            	         1,336
				                       	-----------  ---------- ----------
  Total Interest Expense	     2,679,068   2,663,904  2,408,344
				                      		-----------  ---------- ----------
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	    3,436,543   3,596,191  3,626,391

PROVISION FOR LOAN LOSSE	        58,606      12,107     20,785
					                      	-----------  ---------- ----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES  	  3,377,937   3,584,084  3,605,606
					                      	-----------  ---------- ----------

NON INTEREST INCOME
  Late Charges			                38,925      38,334     44,395
  Loan Prepayment Charges	               		             36,922
  Loss on Disposal of Fixed
    Assets                	                  (6,168)
  Loss on Sale of Loans		          (363)	              (10,168)
  Loss on Sale of Investments	 (100,464)
  Gain on Sale of Foreclosed
    Real Estate		                 7,325      11,181     10,065
  Other Income			                36,522      19,393     27,373
				                       	-----------  ---------- ----------
		Total Other Income	           (18,055) 	  62,740    108,587
                      						-----------  ---------- ----------









           GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
                  STATEMENTS OF INCOME (Continued)

							                              	For The Years Ended
								                                   December 31,
                                     1996   	    1995	     	1994


NON INTEREST EXPENSE
  Compensation and
    Employee Benefits	          1,579,084   1,556,906  1,439,178
  Advertising			                   38,401      36,812     12,862
  Office Supplies,
    Telephone and Postage 	        82,641      79,423     85,820
  Net Occupancy Expense	          249,368     212,342    252,168
  SAIF Recapitalization Premium   413,324
  Federal Insurance Premiums	     139,835     147,435    154,372
  Data Processing Expense	         67,374      68,873     57,961
  Provision for Losses on
    Foreclosed Real Estate	                		              7,371
  Real Estate Owned
    Expense - Net		                 3,924          85     (3,218)
  Other				                       180,558     192,760    183,990
				                        		-----------  ---------- ----------
Total Other Expenses	           2,754,509   2,294,636  2,190,504
				                        		-----------  ---------- ----------
INCOME BEFORE FEDERAL
INCOME TAX EXPENSE		              605,373   1,352,188  1,523,689

INCOME TAX EXPENSE		              200,715     479,841    529,404
					                        	-----------  ---------- ----------
NET INCOME			                 $   404,658 $   872,347 $  994,285
					                         =========== =========== ==========





















            GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
             STATEMENTS OF CHANGES IN EQUITY CAPITAL
          For The Years Ended December 31, 1996 and 1995



									                                   Unrealized
									                                   Gain on Securities
									                                   Available-for-
									                                   Sale Net of
			                                         Applicable    Total
			                               Retained	 Deferred	    Equity
					                             Earnings 	Income Tax   Capital

BALANCES AT DECEMBER 31, 1993	 $ 21,590,854 $309,715  $1,900,569

Net Income -
  Year Ended December 31, 1994      994,285              994,285

Reduction in Unrealized Gain
	on Securities			                             (56,245)   (56,245)
			                          	 ------------  --------- ----------
BALANCES AT DECEMBER 31, 1994	   22,585,139   253,470 22,838,609

Net Income -
  Year Ended December 31, 1995      872,347              872,347

Increase in Unrealized Gain
	on Securities		                              235,410    235,410
				                           ------------  --------- ----------
BALANCES AT DECEMBER 31, 1995	   23,457,486   488,880 23,946,366

Net Income - 			                    404,658 	            404,658
Increase in Unrealized Gain
	on Securities		                              428,254    428,254
		                          		 ------------  --------- ----------
BALANCE AT DECEMBER 31, 1996   $ 23,862,144 $ 917,134$24,779,278
					                            ==========  ======== ==========


















           GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
                     STATEMENTS OF CASH FLOWS

							                             	For The Years Ended
								                                 December 31
                               	 1996	       1995     		1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income	                $ 404,658 $   872,347 $   994,285
    Adjustments to Reconcile
    Net Income to Net Cash
Provided by Operating Activities:
  Depreciation			              125,331     128,009     107,559
  Discounts Accretion Net
of Premium Amortization	      (331,488)   (857,480)   (753,117)
  Provision for Losses 	        58,606      12,107      28,156
  Gain on Sale of Real Estate
Held-for-Investment                                    (14,237)
  Loss on Sale of Loans                                 10,168
  Loss on Disposal of Fixed Assets           6,168
  (Gain) on Sale of Foreclosed
Real Estate	                    (7,325)    (11,181)    (10,065)
  Loss on Sale of Investments  100,464
  (Increase) Decrease in Prepaid
  Income Taxes - Current      (375,763)      1,630      45,563
	Deferred Income Tax	          197,893      18,829      26,858
Changes in Operating Assets
  and Liabilities:
(Increase) Decrease in
  Accrued Interest Receivable  (29,566)    (11,252)      7,625
(Increase) Decrease in
  Deferred Charges	             (1,547)      4,495      (4,014)
Increase (Decrease) in
  Other Liabilities		         (141,385)    280,762       2,328
(Increase) Decrease in
  Other Assets			             (174,038)      1,817      34,945
				                          ---------    -------   ---------
Net Cash Provided by
Operating Activities       	  (174,160)    446,251     476,054
                        				  ---------    -------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Decrease (Increase)
    in Time Deposits                       113,308      (3,918)
  Purchase of Held-to-Maturity
    Securities	                        (31,810,501)(38,200,000)
  Proceeds from Maturities of
   Held-to-Maturity Securities      		  34,800,000  40,516,754
  Proceeds from Sale of Held
    to-Maturity Securities	  6,888,437
	Purchase of Available
-for-Sale Securities       (20,457,787) (2,138,845) (1,800,000)
	Proceeds from Maturities
 of Available
-for-Sale Securities       	25,000,000   2,800,000   2,453,444

            GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
                     STATEMENTS OF CASH FLOWS

						                            		For The Years Ended
								                                December 31,
                               	 1996	       1995	     	1994

  Purchases of Mortgage-
Backed Securities	          (3,064,968)   (865,769)	 (980,000)
  Proceeds from Maturities
of Mortgage-Backed
Securities		                 1,907,583     563,427   1,028,302
  (Purchase) of ARM
Mutual Fund		                 (753,717)   (301,942)
  Proceeds from Sales of
Loans and Investment
Securities                                              26,917
  Loan (Originations) or
  Principal Repayments - Net(4,295,593)    141,472     578,932
  Purchases of Premises
and Equipment	                (201,134)   (255,449) (1,618,914)
  Proceeds from Sales
of Foreclosed Real Estate       46,457      82,605     245,428
  Investment in Foreclosed
Real Estate		                  (15,161)    (58,069)   (242,240)
  Non-Cash Dividend - FHLB	    (41,200)   	(42,600)	   (29,400)
  Investment in Real Estate
Held-for-Investment	            (4,300)
  Proceeds from Sale of Real
Estate Held-for-Investment                              73,794
                       				 ----------  ---------- -----------
	Net Cash Provided by
Investing Activities         5,008,617   3,027,637   2,049,099
				                        ----------  ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (Decrease) in Deposits   475,870  (3,697,034) (2,789,999)
  Net Increase (Decrease) in
Advance Payments by
Borrowers for Taxes
and Insurance                  (74,849)    (41,829)      1,965
			                        	 ----------  ---------- -----------
  Net Cash (Used in)
Financing Activities           401,021  (3,738,863) (2,788,034)
			                       	 ----------  ---------- -----------
NET CASH EQUIVALENTS	        5,235,478    (264,975)   (262,881)

CASH AND CASH EQUIVALENTS
Beginning of Year	           2,355,177   2,620,152   2,883,033
			                       	 ----------  ---------- -----------
CASH AND CASH EQUIVALENTS
End of Year		             $  7,590,655 $ 2,355,177 $ 2,620,152
				                       	 =========   =========   =========



            GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
                     STATEMENTS OF CASH FLOWS

								For The Years Ended
								      December 31,
	 1996	   1995		1994


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the
    Year for:
Interest	                $  2,679,068 $ 2,663,904  $2,408,343
		Income Taxes	               270,400     459,353     469,265
  Loans Transferred to
    Foreclosed Real Estate
    During the Year	                       68,957      13,700
  Premises and Equipment
    (Former Branch Location)
    Transferred to Real Estate
    Held-for-Investment at Cost
    Netof Accumulated Depreciation         94,763
  Unrealized Gain on Securities
    Available-for-Sale Credited
    to Equity Capital as a
    Result of the Adoption
    of SFAS 115	            1,389,597    	740,728     384,046




NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
The Association provides financial services primarily to individuals, and is subject to competition from other financial institutions. The Association is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management independently determines the allowance for losses on loans based on an evaluation of the loan history and the condition of the underlying properties. In connection with the determination of the allowances for losses on foreclosed real estate, management obtains independent appraisals for all properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, an integral part of their examination process, periodically review the Association's allowances for losses on loans and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

INVESTMENT SECURITIES
At December 31, 1994, the Association adopted Statement of
Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires the classification of securities into one of three categories: Trading, Available-for-Sale or Held-



NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to-Maturity. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates this classification periodically.

Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using the interest method. Marketable securities classified as available-for-sale are carried at fair value in 1995 and 1994. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in equity capital effective December 31, 1994, in accordance with the adoption of SFAS 115. Cost of securities sold is recognized using the specific identification method.

NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

MORTGAGE-BACKED SECURITIES
Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Management intends and has the ability to hold such securities to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

LOANS
Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the contractual lives of the related loans using the interest method.

Loans are placed on nonaccrual when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income, and thereafter interest is recognized only to the extent of payments received.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

PROPERTY AND EQUIPMENT
Office property and equipment are carried at cost.
Depreciation is computed using the straight-line method, over the estimated useful lives of those properties and equipment acquired prior to 1981.

Property and equipment acquired after 1986 are depreciated under the Modified Accelerated Cost Recovery System. The depreciation under these methods does not differ materially from that calculated in accordance with generally accepted accounting principles.

When these assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is reflected in income for the period.

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FORECLOSED REAL ESTATE
Foreclosed real estate includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Association's cost or the asset's fair value, less estimated selling costs, which becomes the property's new basis. Costs incurred in maintaining foreclosed real estate are included in income (loss) or foreclosed real estate.

REAL ESTATE HELD-FOR-INVESTMENT
Real estate held-for-investment consists of a former branch location and is carried at amortized costs.

	INCOME TAXES
Effective January 1, 1994, the Association adopted SFAS 109,
"Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes.

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     Financial Institutions are exempt from Louisiana income tax.

PENSION PLAN
The Association has a Simplified Employee Pension (SEP) plan covering substantially all employees. It is the policy of the Association to fund the plan at a percentage, based on annual profits, of total compensation of plan participants, not to exceed the maximum allowable for Federal income tax purposes.

STATEMENTS OF CASH FLOWS
The Association considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks and Federal funds sold to be cash equivalents for purposes of the statements of cash flows.

NON-DIRECT RESPONSE ADVERTISING COSTS
	The Association expenses advertising costs as incurred.
Advertising cost were $38,401 and $36,812 at December 31, 1996 and 1995, respectively.



NOTE B
INVESTMENT SECURITIES
As discussed in Note A, the Association adopted SFAS 115
December 31, 1994. Prior to December 31, 1994, the Association classified securities as held-for-sale securities (available-for-sale) and investment securities (held-to-maturity) based on criteria which did not differ significantly from that required by SFAS 115.

Securities available-for-sale consist of the following:

				                                  		Gross			Gross
		                         Amortized	 	Unrlzed	Unrlzed			Fair
	                          		Cost			    Gains			Losses			Value

December 31, 1996
U. S. Government
  and Federal Agencies $ 	21,085,564 $ 436,757$ 3,845 $21,518,476
Adjustable Rate Mortgage
  Mutual Fund              1,055,660            1,440   1,054,220
FHLMC Common Stock 	          35,250   958,125	         		993,375
                         ----------- ---------- ------  ---------
                          22,176,474 1,394,882  5,285  23,566,071
                          ========== =========  =====  ==========

	Securities held-to-maturity consist of the following:

					                                  	Gross			Gross
		                         Amortized	 	Unrlzed	Unrlzed			Fair
                          			Cost		    	Gains			Losses			Value

December 31, 1995
U. S. Government
  and Federal  Agencies	$	30,100,334	$	366,733	$	27,039	$	30,440,028

December 31, 1994:
U. S. Government
  and Federal Agencies 	$	32,306,999	 $	22,727	$583,910 $ 31,745,816

NOTE B
INVESTMENT SECURITIES (Continued)

Securities available-for-sale consist of the following:

                               						Gross	 		Gross
	                        	Amortized	Unrlzed  Unrlze		  	Fair
                         			Cost		  	Gain		   Losses		 	Value

December 31, 1995
U. S. Government
  and Federal Agencies	$	2,181,555	$	24,478	$	      	 $	2,206,033
Adjustable Rate Mortgage
  Mutual Fund		            301,942		         		      		   301,942
FHLMC Common Stock		        35,250		716,250		        	   	751,500
                         ---------  -------   --------  ---------
		                    	$	2,518,747  740,728	$	       	 $3,259,475

The following is a summary of maturities of securities held to-maturity and available-for-sale.

                             		December 31, 1996
	                      	Securities			         Securities
	                   	Held-to-Maturity		   	Available-for-Sale
	               		Amortized	       					Amortized
			                 Cost			  Fair Value		 	Cost       FairValue
Amounts Maturing in:
 One Year or Less	$	-       	$	-      	$	6,386,785   $	7,356,193
 After One Year
 Thru Five Years		-       		-         		12,288,693   	12,525,097
 After Five Years
  Thru Ten Years		-      		-          	 	3,500,996    	3,684,781
				$	-      	$	-                   $   22,176,474  $ 23,566,071

NOTE B
INVESTMENT SECURITIES (Continued)

		                                 December 31, 1995
		                       Securities			             Securities
		                    Held-to-Maturity		       	Available-for-Sale
		                 	Amortized						           Amortized
                   			Cost	  		Fair Value	     		Cost	   		Fair Value

Amounts Maturing in:
 One Year or Less$	17,617,589	$	17,674,403	  $	1,520,466  $	2,238,881
 After One Year
 Thru Five Years 		11,184,051	 	11,357,438	   	  799,131	     811,844
 After Five Years
 Thru Ten Years     1,298,694    1,408,187	     	199,150     	208,750
                  -----------  -----------    ----------   ----------
			             $  30,100,334	$	30,440,028	  $	2,518,747  $	3,259,475
                   ==========   ==========     =========    =========

 The Association is holding various securities in the amount of $5,208,672
which are 	callable from 1997 to 1999.

	Accrued interest receivable on available-for-sale investment securities at December 31, 1996 was $310,849. Accrued interest receivable on available-for-sale and held-to-maturity investment securities at December 31, 1995 was $23,180 and $262,300. Accrued interest receivable on available-for-sale and held-to-maturity investment securities at December 31, 1994 was $23,180 and $238,040, respectively.

During 1996, the Association sold investment securities held-to-maturity with a book value of $6,988,900 for $6,888,437. This resulted in a loss of $100,463. During 1995 and 1994, the Association had no sales of securities available-for-sale.

During 1996, the Association transferred securities from the held-to-maturity category to the available-for-sale category. The amortized costs of the transferred securities was $18,650,134 and the related unrealized gain was $184,708. There were no securities transferred between classifications during 1995 and 1994.

Included in other assets are two equity securities being carried at cost of $27,288. The fair market value for these securities approximate cost.


NOTE C
MORTGAGE-BACKED SECURITIES
	Mortgage-backed securities consist of the following:

					                                Gross     	Gross
                         Amortized		Unrealized	Unrealized 	Fair
                         		Cost	   		Gains		   	Losses			 Value

December 31, 1996:

  FNMA	              	$	2,980,159   $  991 $    77,982 $ 2,903,168
  FHLMC	                4,540,235    4,208     151,866 $ 4,392,577
                         ---------    -----     -------  ---------
                     $  7,520,394 	$	5,199  $  229,848	$ 7,295,745


                					                Gross			    Gross
                         Amortized		Unrealized		Unrealized	  Fair
	                         	Cost			   Gains			    Losses		  	Value

December 31, 1995:

  FNMA	              	$ 	1,772,462	$	3,480	 $  	17,224	$	1,758,718
  FHLMC	                	4,594,885		12,588    		61,156 		4,546,317
                         ---------  ------      ------   ---------
                  	 		$ 	6,367,347	$16,068   	$	78,380	$	6,305,035


The amortized cost and fair value of mortgage-backed securities at December 31, 1996 and December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

		                                      Amortized			     Fair
                                         		Cost			       Value

December 31, 1996
Mortgage-Backed Securities Maturing:
  In One Year or Less                 	$  	87,283	    $  	87,883
  After One Year Thru Five Years      		4,183,311	    	4,046,976
  After Five Years Thru Ten Years	       	970,858	      	966,603
  After Ten Years	                     	2,278,942	    	2,194,283
                                        ---------      ---------
                                        7,520,394      7,295,745
                                        =========      =========

NOTE C
MORTGAGE-BACKED SECURITIES (Continued)

	                                       	Amortized	    		Fair
                                         		Cost       			Value
December 31,1995

Mortgage-Backed Securities Maturing:
  In One Year or Less	                  $	704,440      $	709,300
  After One Year Thru Five Years      		3,118,629    		3,091,529
  After Five Years Thru Ten Years
  After Ten Years	                     	2,544,278	    	2,504,206
                                        ---------      ---------
	                                   		$	6,367,347   $ 6,305,035
                                        =========     =========

There were no sales of mortgage-backed securities in 1996, 1995 or 1994.

NOTE D
LOANS
Loans at December 31, 1996, and December 31, 1995 are summarized as follows:

		                                           December 31,
                                         		1996	       		1995

Loans Secured by First Mortgages
on Real Estate:
  One to Four Family Residential       42,660,324  	 38,449,360
  FHA and VA		                            510,682	      675,223
  Construction	                           297,727
  Commercial Real Estate                  429,955       484,451
  Other                                   145,376       145,631
                                       ----------    ----------
	Total Real Estate Loans               44,044,064   	39,754,665
Consumer Loans
  Second Mortgage                         273,484       266,530
  Loans on Deposits                       183,347       186,460
                                       ----------    ----------
                                       44,500,895   	40,207,655
Allowance for Loan Losses                (382,061)     (323,455)
Net Deferred Loan Origination Costs         6,570         4,218
                                       ----------    ----------
                                      $44,125,404  $	39,888,418
                                       ==========    ==========

NOTE D
LOANS (Continued)

	An analysis of the allowance for loan losses as follows:

	Years Ended
                                                 December 31,
                                                1996        1995

Balance, Beginning of Year                  	$	323,455  	$ 345,348
Provision for Losses	                          	58,606	    	12,107
Loans Charged Off                                 		     		(34,000)
                                               -------     -------
	Balance, End of Year                       	$	382,061  	$	323,455
                                               =======     =======

The Financial Accounting Standards Board issued SFAS 114,
"Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which is effective for fiscal years beginning after December 15, 1994. This statement establishes standards, including the use of discounted cash flow techniques, for measuring the impairment of a loan when it is probable that the contractual terms will not be met.

The Association adopted SFAS 114 on January 1, 1995.
Adoption of this standard had no impact on the Association's net income, stockholders' equity or total assets.

At December 31, 1996 and December 31, 1995, the Association had loans totaling approximately $397,719 and $337,867, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $160,400, and $123,400 at December 31, 1996 and December 31, 1995, respectively. During the year ended December 31, 1995, the amount of interest income that would have been recorded on loans in nonaccrual status at December 31, 1995, had such loans performed in accordance with their terms, was approximately $16,881. The actual interest income recorded on these loans during the year ended December 31, 1995 was approximately $-0-. Such interest foregonefor the year ended December 31, 1996 was approximately $18,940.

NOTE D
LOANS (Continued)

	In the ordinary course of business, the Association has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Association. Loans to such borrowers are summarized as follows:

	                                          	December 31,
                                       		1996		       	1995

Balance, Beginning of Year	           $	224,412	    $	383,069
Net (Decrease) Increase	               	(45,312)	   	(158,657)
                                        -------       -------
Balance, End of Year                 	$	179,100    	$	224,412
                                        =======       =======

The Association's lending activity is concentrated within the metropolitan New Orleans area. The economy in the area has been affected because of the economic decline in oil and gas related businesses. The Association's major emphasis in lending has been the origination of permanent single-family dwelling loans, and such loans comprise the majority of the Association's loan portfolio.


NOTE E
ACCRUED INTEREST RECEIVABLE
Accrued interest receivable at December 31, 1996 and December 31, 1995 consists of the following:

	                               	December 31,
                             	 	1996	   		1995

Loans				                   $ 189,424	 $	190,700
Mortgage-Backed Securities	   	36,113	   	30,640
Investments and Other	       	310,849	  	285,480
                              -------    -------
	       Totals             	$	536,386 	$	506,820
                              =======    =======


NOTE F
PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

	                                     	December 31,
                                   		1996		      	1995

Land			                        	$	  780,616 	$  	780,616
Buildings and Improvements      		2,063,559	  	1,900,647
Furniture, Fixture and Equipment  		384,101	    	345,880
Leasehold Improvements
                                  ---------    ---------
				                            		3,228,276  		3,027,143
Accumulated Depreciation and
Amortization		                   	 (476,003)  		(356,562)
                                  ---------   ----------
				                        $     2,752,273 	$	2,670,581


	Depreciation expense for the years ended December 31, 1996 and 1995 was $119,443 and $128,022, respectively.


NOTE G
	FORECLOSED REAL ESTATE
A comparative summary of foreclosed real estate is as follows:

		                                  December 31,
                                 		1996		   	1995


Acquired in Settlement of Loans 	$	-      	$	23,971
Less:  Allowance for Losses on
Foreclosed Real Estate
                                  ------     ------
			                            		$	-      	$	23,971


NOTE H
	REAL ESTATE HELD-FOR-INVESTMENT
Real estate held-for-investment at December 31, 1996 consists of a former branch location as summarized below.

		December 31,
		1996			1995

Land				                      	$ 	70,000	   $  70,000
Building and Improvements		      117,528      113,228
                                 -------      -------
                           						187,528      183,228
Accumulated Depreciation         (94,353)     (88,465)
                                 -------      -------
                            						93,175	     	94,763
Allowance for Losses		     		          0            0
                                 -------      -------
		                            		$	93,175    	$	94,763


	Depreciation expense for the years ended December 31, 1996 and 1995 was $5,888 and $5,694, respectively.

NOTE I

DEPOSITS
     DEPOSITS
          Deposit account balances at December 31, 1996, and December 31, 1995 are summarized as follows:

                                                             Years ended December 31,
                                  Weighted                         1996                    1995                   1994
                          12/31/96  12/31/95 12/31/94        Amount          Percent Amount          Percent Amount         Percent

Balnce by Interest Rate:
   Regular Savings Accou     4.00%     3.25%    3.75%         $ 25,088,117     40.85% $ 24,119,701     39.58% $ 26,365,116  40.79%
   Certificate of Deposi     5.18%     4.94%    4.24%           36,332,865     59.15    36,825,411     60.42    38,277,060  59.21
                                                              $ 61,420,982    100.00% $ 60,945,112    100.00% $ 64,642,176 100.00%

Certificate accounts maturing
   Under 12 months                                            $ 29,881,074     82.24% $ 28,164,704     76.48% $ 30,221,752  78.96%
   12 monnths to 24 months                                       4,994,587     13.75     5,994,982     16.28     6,290,857  16.44
   24 months to 36 months                                        1,327,766      3.65     2,272,634      6.17     1,323,374   3.46
   36 months to 48 months                                          109,159      0.30       272,486      0.74       156,452   0.40
   48 months to 60 months                                           20,279      0.06       120,605      0.33       284,625   0.74
                                                              $ 36,332,865    100.00% $ 36,825,411    100.00% $ 38,277,060 100.00%
















NOTE I
DEPOSITS (Continued)

	The aggregate amount of certificates with a minimum balance of $100,000 was approximately $2,929,156, and $1,053,966 at December 31, 1996
and 1995, respectively.

	Interest expense for each of the following periods is as follows:

                                      Years Ended
                                      December 31,
                         1996            1995            1994


Certificates          $1,845,898     $1,784,221	     $ 1,509,028
Passbook Savings         833,170        879,683         	897,980

                       2,679,068      2,663,904        2,407,008


The Association held deposits of approximately $1,025,400, and $917,916 for officers and directors at December 31, 1996 and 1995, respectively.


NOTE J
FEDERAL INCOME TAXES
As discussed in Note A, the Association adopted SFAS 109 effective January 1, 1994. Prior year financial statements were restated with no cumulative effect adjustment at adoption required.

The provision for income taxes for 1996, 1995 and 1994 consists of the following:

                                      		Years Ended
		                                      December 31
                               		1996	    		1995	    		1994

Current Federal Tax Expense	  $  	3,860	 $	439,205	 $	502,545
Deferred Federal Tax Expense	  	196,855		   40,636		   26,859
                                -------    -------    -------
		                           	$	200,715 	$	479,841 	$	529,404


NOTE J
FEDERAL INCOME TAXES (Continued)
The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis:

		December 31,
                                        1996      	1995     1994

Expected Tax Provision
at a 34% Rate                        205,827 $ 459,740 $	518,054
Effect of Tax-Exempt Income           (2,999)   (2,570)   (2,228)
Effect of Net Loan and R/E/O
	Losses Charged
	Directly to Tax
	 Bad Debt
	Reserve                              32,497    36,303    35,609
(Decrease) in Deferred Tax
  Asset Valuation Allowance          (34,610) 	(13,632) 	(22,031)
                                     -------    -------   -------
                                   $ 200,715  $	479,841 $	529,404
                                     =======    =======   =======

Deferred tax liabilities have been provided for taxable or deductible temporary differences related to unrealized gains on available-for -sale securities, deferred loan costs, depreciation and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for taxable or deductible temporary differences related to the reserves for uncollected interest and late charges, deferred loan fees, allowance for loan losses, the allowance for losses on foreclosed real estate and the allowance for losses on real estate held-for-investment. The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components:


	December 31,
                                     1996      1995    	    1994

Deferred Tax Liabilities          (781,466) $(305,310) $	(166,102)
Deferred Tax Assets                141,748    117,675     132,228
Deferred Tax Asset
  Valuation Allowance              (75,364)  (109,975)   (123,607)
                                   --------   --------    -------
Net Deferred Tax
  Assets or (Liabilities)         (715,082) $(297,610) $	(157,481)
                                   =======    =======     =======

NOTE J
FEDERAL INCOME TAXES (Continued)

Included in retained earnings at December 31, 1996, and December 31, 1995 is approximately $3,282,148, and $4,940,983, respectively in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $1,115,930 and $1,679,000 for December 31, 1996 and December 31, 1995.

NOTE K
PENSION PLAN
The Association established a Simplified Employee Pension
(SEP) plan in 1993, covering substantially all employees.

The present plan (SEP) was funded in 1994 at 12% of total
compensation of plan participants.   The total expense (contributions) amounted
to $140,425, $127,566 and $125,361 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE L
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
(FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND
ENFORCEMENT ACT OF 1989 (FIRREA)
FDICIA was signed into law on December 19, 1991.
Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

FIRREA was signed into law on August 9, 1989. Regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestments grade corporate debt and certain other investments. FIRREA also increases the required ration of housing-related assets in order to qualify as a savings institution.


NOTE L
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF1991 (FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989 (FIRREA) (Continued)

The regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum 4% core/leverage capital ratio, a minimum 4% tier 1 risk-based ratio, and a minimum 8% total risk-bases capital ratio to be considered "adequately capitalized." An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The ability to include qualifying supervisory goodwill for purposes of the core/leverage capital and tangible capital was phased out by July 1, 1995.

The following table sets out the Association's various regulatory capital categories at December 31, 1996, December 31, 1995 and 1994.

	                              	1996			                199
                           Dollars     %          Dollars    	%
                       	(Thousands)	          	(Thousands)

Tangible Capital	        $	23,862	   27.26%	    $	23,457   	27.26%
Tangible Equity         	$	23,862   	27.26%    	$	23,457   	27.26%
Core/Leverage Capital   	$	23,862   	27.26%    	$	23,457	   27.26%
Tier 1 Risk-Based Capital$	23,862   	78.46%	    $	23,680	   92.80%
Total Risk-Bases Capital	$	24,084   	79.19%	    $	23,680	   91.75%


NOTE M
	REGULATORY CAPITAL
The following is a reconciliation of generally accepted accounting principles
(GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.

	                    Net Income	               Capital
	                 for the Year Ended	           as of
	                 December 31, 1996	      December 31, 1996
                              	(In Thousands)

Per GAAP		             $405	                   $24,779

Total Assets	                                  $87,550

Capital Ratio                                    28.30%


NOTE M
	REGULATORY CAPITAL (Continued)

			Core/	Tier 1	Total
	                   Tangible Tangible Leverage Risk-Based RiskBased
	                    Capital	 Equity	  Equity	 Capital	   Capital

Per GAAP	           $24,779 	$24,779  	$24,779 	$24,779  	$24,779
Assets Required
 to be Deducted
  Unrealized Gain
  on Securities
  Available-for-Sale  	(917)   	(917)    	(917)   	(917)    	(917)
General Valuation
  Allowance	                            	             	       222
                     ------   ------     ------   ------   -------
Regulatory Capital
 Measure           	$23,862 	$23,862   	$23,862 	$23,862 	$24,084

Adjusted Total
 Assets             $87,550 	$87,550   	$87,550

Risk-Weighted
 Assets				                                      $30,412	 $30,412

Capital Ratio	        27.26%  	27.26%	    27.26%	  78.46%	  79.19%

Required Ratio	        1.50%	   2.00%	     3.00%	   4.00%	   8.00%

Required Capital	    $1,313		            $2,627		          $2,434

Excess Capital	     $22,549		           $21,235		         $21,650


              	Net Income	                  Capital
	                 Year Ended	                as of
              	December 31, 1995	       December 31, 1995
                           	(In Thousands)

Per GAAP	            $	872	                 $23,946

Total Assets	                             		$86,040

Capital Ratio                                	27.83%

NOTE M
REGULATORY CAPITAL (Continued)

			                                    Core/	    Tier 1	    Total
                    	Tangible	Tangible	Leverage	 Risk-Based RiskBased
                    	Capital	 Equity	  Equity	   Capital	   Capital

Per GAAP            	$23,946 	$23,946 	$23,946	  $23,946    $23,946
Assets Required
 to be Deducted
  Unrealized Loss
  on Securities
  Available-for-Sale   	(489)   (489)   	(489)     (489)     	(489)
  Other					                                                  (467)
General Valuation
 Allowance	                 	             	             	      200

Regulatory Capital
 Measure	            $23,457 	$23,457	 $23,457   $23,457   	$23,190

Adjusted Total
 Assets	             $86,040	 $86,040	 $86,040

Risk-Weighted
 Assets				                                      $25,275	   $25,275

Capital Ratio         	27.35%  	27.35%  	27.35%   	92.81%    	93.60%

Required Ratio         	1.50%	   2.00%	   3.00%	    4.00%	     8.00%

Required Capital   	$  1,291	         $  2,581	           	$  2,022

Excess Capital      	$22,166		         $20,876	            	$21,635


NOTE N
COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Association has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. The principal commitments of the Association are as follows:

Loan Commitments:
Outstanding mortgage loan commitments as of December 31, 1996 and 1995 were approximately $258,680 and $318,460, respectively. These commitments normally extended for thirty days, are for first mortgage loans at a fixed rate ranging from 7.75% to 9%.

NOTE N
COMMITMENTS AND CONTINGENCIES (Continued)

Investment Commitments:
	Outstanding commitments to purchase investment securities as of December 31, 1996 were $-0- and as of December 31, 1995 were approximately $300,000.

SAIF Commitment:
	During 1995, legislation was proposed by Congress to recapitalize the Savings Association Insurance Fund (SAIF). The Association paid $413,324 in December, 1996.


NOTE O
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

The Association's exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (see Note N). The Association uses the same credit policies making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Association evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained varies and is based on management's credit evaluation of the counterparty.


NOTE P
CONCENTRATION OF CREDIT RISK
The Association has deposits in another financial institution for more than the insured limit. The Association is required to keep a minimum compensating balance of approximately $250,000.


NOTE Q
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
	On January 1, 1995, the Association adopted SFAS 107,
"Disclosures about Fair Value of Financial Instruments", which requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial conditon, for which it is practicable to estimate the value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rates. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS 107 exclude certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Association.

	The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

	The carrying amount of cash and short term investments approximate the fair value.

	For investment securities and mortgage-backed securities fair value is based on quoted market prices.

	For mortgage loan receivables the fair values are based on discounted cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk.

	The fair value of savings deposits is equal to the amount payable at the date of the financial statements.

	For certificates of deposit, fair value is estimated based on current rates for deposits of similar remaining maturities.

	The fair value of loan commitments is estimated using fees that would be charged to enter similar agreements, taking into account (1) the remaining terms of the agreement, (2) the creditworthiness of the borrowers, and (3) for fixed rate commitments, the difference between current interest rates and committed rates.

NOTE Q
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Estimated fair values of the financial instruments are as follows:

  		                         December 31, 1996	   		December 31, 1995
	                          	Carrying	  		Fair		    	Carrying		 	Fair
                           		Amount	   		Value	    		Amount			  Value

Financial Assets

 Cash and Short-Term
   Investment          	   $	7,590,000	$	7,590,000	$	2,355,000	$	2,355,000
 Investment Securities 		   23,566,000		23,998,000		33,360,000		33,700,000
 Mortgage-Backed Securities	 7,520,000	 	7,295,000	 	6,367,000	 	6,305,000
 Loans (Net of Loan
   Allowance)	             	44,125,000		46,628,000		39,888,000		42,907,000


Financial Liabilities

Deposits                    61,421,000  63,007,000		60,945,000	 60,913,000


Unrecognized Financial
  Instruments

Commitments to Extend
    Credit                	$	  258,680     276,000    	318,000     332,000
Unfunded Construction Loan
                 Commitment 	$ 211,000   $ 213,000


NOTE R
ADOPTION OF  PLAN OF CONVERSION
	On October 10, 1996, the Board of Directors of GUARANTY
SAVINGS AND HOMESTEAD ASSOCIATION adopted a Plan of Conversion (the "Plan"), which proposes the conversion of the Association from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered stock savings and loan association to be known as "Guaranty Savings and Homestead Association" (the "Association", in its mutual or stock form, as the sense of the reference requires) and the concurrent issuance of its capital stock to G S Financial Corporation ("the newly formed Holding Company").

NOTE R
ADOPTION OF  PLAN OF CONVERSION (Continued)

	The Plan provides that non-transferable subscription rights to purchase Common Stock will be offered first to Eligible Account Holders of record as of the Eligibility Record Date, then to Tax-Qualified Employee Stock Benefit Plans, then to Supplemental Eligible Account Holders, if applicable, then to Other Members, and then to Directors, Officers and Employees. Shares of Common Stock remaining unsold after the Subscription Offering, if any, will be offered for sale to the public through a Community Offering and/or Syndicated Community Offering, as determined by the Board of Directors of the Holding Company and the Association in their sole discretion. The common stock will be offered at a price to be determined by the Board of Directors based upon an appraisal to be made by an independent appraisal firm. The exact number of shares to be offered will be determined by the Board of Directors in conjunction with the determination of the price at which the shares will be sold. The costs of issuing the common stock will be deferred and deducted from the sale proceeds. The Association had incurred $169,625 stock issuance costs as of December 31, 1996. If the conversion is not completed, deferred costs will be charged to operations.

	In accordance with OTS Regulations, at the time that the Association converts from a mutual savings and loan association to a stock savings and loan association, the Association will establish a liquidation account with an initial balance equal to the Association's retained earnings as of the date of the latest balance sheet appearing in the prospectus. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Association may not pay dividends if those dividends would reduce retained earnings below the required liquidation account amount.







See accompanying notes and auditor's report.

2





9


GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
NOTES TO FINANCIAL STATEMENTS
For The Years Ended December 31, 1996 and 1995



23




34