Form 10-Q
period 1997-03-31
GS FINANCIAL CORP
filed 1997-05-15
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-Q

x  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

             For the period ended March 31, 1997

Commission File Number: 0-22269

                      GS Financial Corp.
             (Exact Name of Registrant as Specified in its Charter)

Louisiana                                72-1341014
(State or Other Jurisdiction             (IRS Employer ID Number)
of Incorporation or Organization)

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

                Yes                       x   No

	As of March 31, 1997, there were 0 shares of the Registrant's Common stock outstanding as the Registrant had not yet completed its initial public offering. The Registrant's initial public offering was completed on April 1, 1997 and, as of May 14, 1997 there were 3,438,500 shares of the Registrant's common stock, par value $.01 per share, issued and outstanding. The information presented in this Form 10-Q at March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996 is for the Registrant's wholly owned subsidiary, Guaranty Savings and Homestead Association.








                       GS Financial Corp.

                           Form 10-Q

                    Quarter ended March 31, 1997

                        Table of Contents

Part I - Financial Information

Item 1

	Consolidated Statements of Condition
	(as of March 31, 1997 and December 31, 1996)           3

	Consolidated Statements of Operations
	(For the three months ended March 31, 1997 and 1996)   4

	Consolidated Statements of Equity Capital
	(For the three months ended March 31, 1997 and 1996)   5

	Consolidated Statements of Cash Flows
	(For the three months ended March 31, 1997 and 1996) 5-6

	Notes to Consolidated Financial Statements             7

Item 2

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations                10-13

Part II   Other Information                            13

Item 1	Legal Proceedings                               13

Item 2	Changes in Securities                           13

Item 3	Defaults Upon Senior Securities                 13

Item 4	Submission of Matters to a Vote of Security
          Holders                                      13

Item 5	Other Information                               13

Item 6	Exhibits and Reports on Form 8-K                13


               Guaranty Savings & Homestead Association
                  Statements of Financial Condition

                            ASSETS

                            March 31, 1997  December 31, 1996

Cash and Due from Banks    $     316,722      $    328,566

Interest Bearing Deposits
 in Other Institutions         8,621,805         1,212,089

Federal Funds Sold            36,550,000         6,050,000

Investment Securities         28,525,090        23,566,071

Loans (Net)                   44,730,048        44,125,404

Mortgage Backed Securities    11,232,599         7,520,394

Premises & Equipment           2,760,922         2,752,273

Other Assets                   2,602,256         1,994,968
                             -----------        ----------
TOTAL ASSETS               $ 135,339,442      $ 87,549,765
                             ===========        ==========

                  LIABILITIES AND EQUITY CAPITAL

LIABILITIES
Interest Bearing Deposits  $ 108,865,209      $ 61,420,982

Non-Interest Bearing Dep.        475,967           529,221

Other Liabilities              1,263,011           820,284
                             -----------        ----------
TOTAL LIABILITIES            110,604,187        62,770,487

EQUITY CAPITAL

Unrealized Gain on Securities
Available for Sale               565,424           916,271

Retained Earnings             24,169,831        23,863,007
                              ----------        ----------
TOTAL EQUITY CAPITAL          24,735,255        24,779,278
                             -----------        ----------
TOTAL LIABILITIES AND
EQUITY CAPITAL             $ 135,339,442      $ 87,549,765
                             ===========        ==========
         Guaranty Savings and Homestead Association
                 Statements of Operations

                              For the three Months Ending
                              ---------------------------
                            March 31, 1997   March 31, 1996
                            -------------------------------
INTEREST INCOME
  Loans Receivable             $ 980,179        $ 929,691
  Mortgage Backed Securities     114,305          102,586
  Investment Securities          572,866          499,088
  Other Interest Income           10,377           10,207
                                  ------           ------
TOTAL INTEREST INCOME          1,677,727        1,541,572
                               ---------        ---------
INTEREST EXPENSE
  Deposits                       696,433          620,225
                                 -------          -------
TOTAL INTEREST EXPENSE           696,433          620,225
                                 -------          -------
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES      981,294          921,347

PROVISION FOR LOAN LOSSES              0                0

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES        981,294          921,347
                                 -------          -------
OTHER INCOME                       2,190            5,642

OTHER EXPENSES
Compensation and Benefits        354,659          309,855
Net Occupancy Expense             72,535           63,628
Data Processing                   21,338           16,048
Federal Insurance Premiums         2,219           35,632
Advertising                        2,500            6,577
Legal Fees                           650            4,508
Audit and Consulting Fees         16,918           15,445
Regulatory Supervisory Fees       11,634           11,570
Office Supplies and Telephone     22,008           21,449
Other Expenses                    10,202           16,169
                                 -------          -------
TOTAL OTHER EXPENSES             514,663          500,881
                                 -------          -------
INCOME BEFORE TAX EXPENSE        468,821          426,108

INCOME TAX EXPENSE               161,135          147,637
                                 -------          -------
NET INCOME                     $ 307,686        $ 278,471
                                 =======          =======
          GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
           Statements of Changes in Equity Capital
       For The Quarters Ended March 31, 1997, and 1996

                                            Unrealized Gain
                                            on Securities
                                            Available for
                                            Sale Net of
                                            Applicable       Total
                                 Retained   Deferred        Equity
                                 Earnings   Income Tax     Capital

BALANCE AT DECEMBER 31, 1995  $ 23,457,486  $488,880  $23,946,366

Net Income                         278,471                278,471

Reduction in Unrealized Gain                  (2,660)      (2,660)

BALANCE AT MARCH 31, 1996     $ 23,735,957  $486,220  $24,222,177



BALANCE AT DECEMBER 31, 1996  $ 23,862,144  $917,134  $24,779,278

Net Income                         307,686                307,686

Reduction in Unrealized Gain                (351,709)    (351,709)

BALANCE AT MARCH 31, 1997     $ 24,169,830  $565,425  $24,735,255

           GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION
                     Statements of Cash Flows

                                          For the Quarter Ended
                                                 March 31,
                                          -----------------------
                                               1997         1996
                                               ----         ----
CASH FLOWS FROM OPERATIING ACTIVITIES
 Net Income                                  307,686      278,471
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                           31,670       27,037
       Discounts Accretion (Net)              (6,379)    (160,264)
       Provision for Losses                                 3,972
(Increase) Decrease in Prepaid Income        198,860      (28,823)
       Deferred Income Tax                                 26,257
       Changes in Operating Assets and Liabilities:
 (Increase)/Decrease in
   Accrued Interest Receivable              (144,860)      11,879
 (Increase)/Decrease in Deferred Charges     (39,656)     (64,953)
 Increase/(Decrease) in Accrued Income Tax   157,276      147,636
 Increase/(Decrease) in Other Liabilities    462,574      (76,760)
 (Increase)/Decrease in Other Assets        (608,761)         (60)
                                            ---------     -------
Net Cash Provided by Operating Activities    358,410      164,392

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Held-to-Maturity Securities                (6,302,358)
   Proceeds from Maturities                             9,000,000
     of Held to Maturity Securities
   Purchase of Available-for-Sale         (8,564,989)    (780,324)
     Securities
   Proceeds from Maturities                3,100,000      500,000
     of Available for Sale Securities
   Purchases of Mortgage-Backed           (3,917,818)  (1,435,735)
     Securities
   Proceeds from Maturities of               206,418      293,610
     Mortgage Backed Securities
  (Purchase) of ARM Mutual Fund              (21,348)    (705,345)
   Loan (Originations) or                   (604,644)     348,125
     Principal Repayments (Net)
   Purchases of Premises and Equipment       (38,829)     (41,477)
   Investment in Foreclosed Real Estate                    (8,000)
   Non-Cash Dividend - FHLB                  (10,300)     (10,200)
   Investment in Real Estate Held-          -              (4,300)
   for Investment
                                          ----------      -------
Net Cash Provided by Investing Activities (9,851,510)     853,996
                                          ----------      -------

CASH FLOW FROM FINANCIANG ACTIVITIES
  Net Increase/(Decrease) in Deposits      2,377,207     (727,546)
  Net Increase/(Decrease) in Stock
    Subscription Deposits                 45,067,020
  Net Increase/(Decrease) in
    Unapplied Loan Payments                      769          666
  Net Increase/(Decrease) in Advance
    Payment by Borrowers for Taxes
    and Insurance                            (54,025)    (142,786)
                                          ----------     ---------
Net Cash (Used in) Financing Activities   47,390,971     (869,666)
                                          ----------     ---------
NET CASH EQUIVALENTS                      37,897,871      148,722

CASH AND CASH EQUIVALENTS - December 31,   7,590,655    2,355,177
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - March 31      45,488,526    2,503,899
                                          ==========    =========
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 GS Financial Corp. (the "Company") was organized and incorporated under the laws of the state of Louisiana on December 24, 1996 for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association") in anticipation of converting the Association from a Louisiana chartered mutual savings and loan association to a Louisiana chartered savings and loan association, the offer and sale of common shares of stock of the Company to certain depositors of the Association and the Company's Employee Stock Ownership Plan (the "ESOP") and the issuance of the common stock of the Association to the Company, collectively referred to as the "Conversion."

 The Company filed Form SB-2 with the Securities and Exchange Commission ("SEC") on December 26, 1996, which as amended on February 6, 1997, was declared effective by the SEC on February 11, 1997. The Association filed an Application for Conversion with the Office of Thrift Supervision ("OTS") and the Louisiana Office of Financial Institutions ("OFI"), the two primary regulators of the Association. The Association received approval for its application of conversion along with related proxy materials from both the OTS and OFI by letters dated February 7, 1997 and April 11, 1997 respectively.

 Pursuant to the plan of conversion, the Company opened its subscription offering on February 24, 1997 and closed the offering on March 17, 1997. The Plan of Conversion was approved by the members of the Association at a special meeting held March 26, 1997.

 The accompanying financial statements represent the financial position, results of operations and cash flows of the Association exclusively. The accompanying financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normally recurring accruals, which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

 Effective January 1, 1997 the Association terminated its former retirement plan or Simplified Employee Pension ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased
8% of the common stock in the Conversion or 275,080 shares. The purchase of this stock was financed through a loan from the Company.


(3) EARNINGS PER SHARE

 Earnings per share is not considered reportable for the purposes of this report.

(4) STOCK CONVERSION

 As of March 31, 1997, the Association had incurred $772,371 in stock Conversion costs which will be netted against the proceeds from the sale of stock. Of these costs, $493,758 had been accrued but not paid. Also at March 31, 1997, the Association had received $45.1 million in stock subscription deposits which were being held in passbook savings deposits.

(5) INVESTMENTS

                              March 31, 1997     December 31, 1996
                              --------------     -----------------
                                       (in thousands)

                          Amortized    Market   Amortized   Market
                            Cost       Value       Cost     Value

   US Govt & Ag Oblig      26,556      26,474     21,086    21,518
   (available for sale)
   Other Securities         1,112       2,078      1,091     2,048
   (available for sale)    ------      ------     ------    ------
        Total            $ 27,668    $ 28,552   $ 22,177  $ 23,566
                           ======      ======     ======    ======
(6) LOANS

                                      March 31,   December 31,
                                        1997           1996
                                      ---------     ----------
Total Loans                       $ 45,105,365   $ 44,500,895
Allowance for Loan Losses             (382,061)      (382,061)
Net Unearned Fees                        6,744          6,570
                                    ----------     ----------
TOTAL NET LOANS                   $ 44,730,048   $ 44,125,404
                                    ==========     ==========

Permanent Mortgages (1-4 family)  $ 44,202,343   $ 43,444,490
Construction (1-4 family)              158,682        297,726
Commercial Mortgages                   416,042        429,955
Other Mortgages                        139,573        145,376
Consumer (secured by deposits)         188,725        183,348
                                    ----------     ----------
TOTAL LOANS                       $ 45,105,365   $ 44,500,895
                                    ==========     ==========


Allowance for Loan Losses
                                              March 31,
                                              ---------
                                         1997           1996
                                         ----           ----
        Beginning Balance,Quarter    $ 382,061      $ 323,455

        Provision for Losses                 0              0

        Loans Charged Off                    0              0
                                       -------        -------
        Ending Balance, Quarter      $ 382,061      $ 323,455


(7)  MORTGAGE BACKED SECURITIES

                                       March 31,   December 31,
                                        1997           1996
                                       ---------   ------------
                                           (in thousands)

                                     Book    Market  Book   Market
                                     Value   Value   Value   Value
                                     -----   -----   -----   -----
   FHLMC Fixed Rate (1-4 family)  $  6,384 $ 6,224 $ 4,793 $ 4,690
   FNMA Fixed Rate (1-4 family)      4,849   4,800   2,718   2,640
                                    ------  ------   -----   -----
TOTAL MORTGAGE BACKED SECURITIES  $ 11,233 $11,024 $ 7,511 $ 7,330
                                    ======  ======   =====   =====
(10)  INTEREST BEARING DEPOSITS

                                     March 31,      December 31,
                                        1997           1996
                                     ---------      -----------
                                           (thousands)

	Passbook Savings                   $  27,675        $ 25,088
	Certificates of Deposits              36,123          36,333
	Deposits for Stock Purchases          45,067               0
                                      -------          ------
TOTAL INTEREST BEARING DEPOSITS     $ 108,865        $ 61,421
                                      =======          ======


              Management's Discussion and Analysis of
          Financial Condition and Results of Operations

 The following discussion compares the financial condition of Guaranty Savings and Homestead Association (the "Association") at March 31, 1997 to December 31, 1996 and the results of operations for the three months ended March 31, 1997 and the three months ended March 31, 1996.

 At March 31, 1997, the assets of the Association totaled $135.3 million, an increase of $47.7 million, or 54.4%, from December 31, 1996. This was due primarily to the influx of $45.1 million from the Company's stock offering. Net loans receivable increased by $604,644, or 1.37%, to $44.7 million at March 31, 1997 compared to $44.1 million at December 31, 1996. The increase was primarily the result of an $757,853, or 1.74%, increase in single family residential loans. The increase was funded internally from short term investments.

 Interest bearing deposits in other financial institutions increased $7.4 million, or 616.7%, to $8.6 million at March 31, 1997 compared to $1.2 million at December 31, 1996. Federal Funds sold increased $30.5 million, or 504.9%, to $36.5 million at March 31, 1997 compared to $6.1 million at December 31, 1996. Both the increase in interest bearing deposits in other financial institutions and Federal Funds sold were funded primarily by the proceeds of the Association's Conversion.

 Investment securities increased $5 million, or 21.1%, to $28.6 million at March 31, 1997 compared to $23.6 million at December 31, 1996. This increase was funded primarily through the re-investment of short term investments available at December 31, 1996.

 Mortgage-backed securities increased $3.7 million, or 49.3%, to $11.2 million at March 31, 1997 compared to $7.5 million at December 31, 1996. This increase was funded primarily by the net proceeds of the Association's conversion from mutual to stock form.

 Interest bearing deposits increased $47.5 million, or 77.4%, to $108.9 million at March 31, 1997 compared to $61.4 million at December 31, 1996. This was due to the net inflow of subscription orders in the Conversion offering of the Company's stock being placed in passbook savings accounts pending the consummation of the Conversion.

 Other liabilities increased $442,727, or 54.0%, to $1.3 million at March 31, 1997 compared to $820,284 at December 31, 1996. The increase was due mainly to the accrual of stock conversion costs totaling $493,758.

 Equity capital decreased $44,023, or .18%, to $24.7 million at March 31, 1997 compared to $24.8 million at December 31, 1996. This was due to the net effects of net income for the quarter of $307,686 being offset by the reduction of unrealized gains on available for sale securities of $351,709.

RESULTS OF OPERATIONS

	The Association reported net income for the three months ended March 31, 1997 of $307,686 which was an increase of $29,215 compared to the three months ended March 31, 1996 where net income totaled $278,471.  The increase was due primarily to an increase in net interest income of $59,947, or 6.5%, to $981,294 for the three months ended March 31, 1997 compared to $921,347 for the three months ended March 31, 1996.

	Total interest income increased $136,155, or 8.8%, to $1.7 million for the three months ended March 31, 1997 compared to $1.5 million for the three months ended March 31, 1996. This was due to the increase in interest on loans as well as the increase in interest and dividends on investment securities.

	Interest on loans increased $50,488, or 5.40%, to $980,179 for the three months ended March 31, 1997 compared to $929,691 for the three months ended March 31,
1996.  This was due primarily to growth in the loan portfolio.  The average balance of the loan portfolio for the three months ended March 31, 1997 was
$44.4 million (net) compared to $39.6 million (net) for the three months ended
March 31, 1996.  The yield on loans for the three months ended March 31, 1997 was 8.83% (annualized) compared to 9.38% (annualized) for the three months ended
March 31, 1996.

	Interest and dividends on investment securities increased $73,778, or 14.8%, to $572,866 for the three months ended March 31, 1997 compared to $499,088 for the three months ended March 31, 1996.  This was primarily due to an increase in interest income on Federal Funds sold and interest bearing deposits in other
Financial institutions of $163,989 which offset a decrease in interest on investment securities of $104,170 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.  The increase in interest on Federal Funds sold and interest bearing deposits in other institutions was due to the investment of conversion subscription funds in short term investments.  The decrease in interest on investment securities was due to a reduction in the average balance of the investment portfolio of $9.3 million, or
30.2%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

	The Association had no provision for loan loss for the quarter ended March 31,
1997 nor March 31, 1996.  Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral.  Management targets a certain percentage of the entire mortgage portfolio given the current economic conditions at which the general valuation allowance is deemed adequate.
The Association employs the reserve method of accounting for its general and specific valuation allowance for loan losses.  For the three months ended
March 31, 1997 and March 31, 1996 no additional provision was necessary due to recoveries of specific valuation allowances which were credited back to the general valuation allowance, thereby offsetting the need for an additional provision to the general valuation allowance caused by growth in the mortgage portfolio.

	The Association's total interest expense increased $76,208, or 12.3%, to $696,433 for the three months ended March 31, 1997 compared to $620,225 for the three months ended March 31, 1996. This was due primarily to the increase in the average balances of deposits $9.7 million, or 16%, to $69.9 million for the three months ended March 31, 1997 compared to $60.3 million for the three months ended March 31, 1996. The average cost of funds for the three months ended March 31, 1997 was 4.35%, compared to 4.03% for the three months ended March 31, 1996, which was reflective of a 7.94% increase in the cost of funds.

	Other expenses for the three months ended March 31, 1997 were $514,663 compared to $500,881 for the three months ended March 31, 1996. This represents an increase of $13,782 or 2.75% from March 31, 1996 to March 31, 1996. Salaries and employee benefits increased $44,804, or 14.5%. This was due to the accrual of potential employee bonuses of $22,500 for the three months ended March 31, 1997 which were not included in the compensation expense for the three months ended March 31, 1996. The increase was also due to a cost of living adjustment given to employees on July 1, 1996, plus the cost of hiring of additional staff necessary for the opening of the Mandeville Branch. Net occupancy expense was up $8,907 mainly due to the depreciation, maintenance and utility expense of the new Mandeville Branch which was placed in service in May, 1996. The increase in salaries and employee benefits was largely offset by a reduction in Federal insurance premium of $33,413 from $35,632 for the three months ended March 31, 1996 compared to $2,219 for the three months ended March 31, 1997, due to a special rebate from the SAIF recapitalization premium from 1996.

LIQUIDITY AND CAPITAL RESOURCES

	Liquidity measures the Association's ability to meet its short term obligations with ready cash.  The Association is required under Federal regulations to maintain certain  levels of "liquid" investments, specifically not less than
5% of its average daily balance of net withdrawable deposit accounts.  For its liquid investments, the Association utilizes a combination of cash on hand, certain money market investments and deposits in other Financial institutions as well as U.S. Government and Agency issued securities.  As of March 31, 1997, the Association's liquidity stood at 66.36% or $66.6 million in excess of the minimum requirement.

	The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital
(1.5%), core capital (3.0%), and risk based capital (8.0%).  As of March 31,
1997, the Association's tangible and core capital amounted to $22.1 million or
17.97% of adjusted total assets, while the Association's risk based capital was
$24.4 million or 61.34% of  total adjusted risk weighted assets.

Part II - Other Information

Item 1 - Legal Proceedings
	There are no matters required to be reported under this item.

Item 2 - Changes in Securities
	There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities
	There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
	There are no matters required to be reported under this item.

Item 5 - Other Information
	There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

		(a) Not Applicable

		(b) No Form 8-K reports were filed during the quarter.






                              SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					GS FINANCIAL CORP.
					REGISTRANT

DATE: MAY 14, 1997			BY:/s/Donald C. Scott
                       ------------------
				                	DONALD C. SCOTT, CHAIRMAN OF THE
				                	BOARD, PRESIDENT AND
					                CHIEF EXECUTIVE OFFICER

DATE: MAY 14, 1997			BY:/s/Glenn R. Bartels
                       -------------------
 					               GLENN R. BARTELS
 					               CONTROLLER



2