Form 10-Q
period 1997-06-30
GS FINANCIAL CORP
filed 1997-08-06
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended June 30, 1997

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

            x   Yes                           No

	As of June 30, 1997, there were 3,438,500 shares of the Registrant's common stock, par value $.01 per share, issued and outstanding. The information presented in this Form 10-Q at June 30, 1997 and for the three and six months ending June 30, 1997 represent the consolidated statement of financial condition and results of operations of GS Financial Corp. and its wholly owned subsidiary, Guaranty Savings and Homestead Association. The information presented as of December 31, 1996 and for the three and six months ending June 30, 1996, represent the financial condition and results of operations of Guaranty Savings and Homestead alone, due to the pending the completion of the initial public offering of GS Financial on April 1, 1997.







                       GS Financial Corp.

                           Form 10-Q

                    Quarter ended June 30, 1997

                        Table of Contents

Part I - Financial Information

Item 1

	Consolidated Statements of Financial Condition
	(as of June 30, 1997 and December 31, 1996)            3

	Consolidated Statements of Operations
	(For the three and six months ended,                   4
      June 30, 1997 and 1996)

	Consolidated Statements of Equity Capital
	(For the six months ended June 30, 1997 and 1996)      5

	Consolidated Statements of Cash Flows
	(For the six months ended June 30, 1997 and 1996)    5-7

	Notes to Consolidated Financial Statements             7

Item 2

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations                10-15

Part II   Other Information                            15

Item 1	Legal Proceedings                               15

Item 2	Changes in Securities                           15

Item 3	Defaults Upon Senior Securities                 15

Item 4	Submission of Matters to a Vote of Security
          Holders                                      15

Item 5	Other Information                               15

Item 6	Exhibits and Reports on Form 8-K                15
                          GS Financial Corp.
                  Statements of Financial Condition
                       (Dollars in Thousands)

                               ASSETS
                            June 30, 1997  December 31, 1996
Cash and Due from Banks    $        130       $        329

Interest Bearing Deposits         7,508              1,212

Federal Funds Sold                5,600              6,050

Investment Securities            25,154             23,566

Loans (Net)                      45,838             44,126

Mortgage Backed Securities       34,648              7,520

Accrued Interest Receivable         687                536

Premises & Equipment              2,736              2,752

Other Assets                        944              1,459
                             -----------        ----------
TOTAL ASSETS              $     123,245       $     87,550
                             ===========        ==========

                              LIABILITIES
Interest Bearing Deposits  $     57,702       $     61,421

Non-Interest Bearing Dep.           547                529

Borrowings                        8,000                  0

Other Liabilities                   752                821
                             -----------        ----------
TOTAL LIABILITIES                67,001             62,771

              STOCKHOLDERS EQUITY AND RETAINED EARNINGS
Common Stock                     30,858                  0

Unrealized Gain on Securities       697                916

Retained Earnings                24,689             23,863
                              ----------        ----------
TOTAL EQUITY CAPITAL             56,244             24,779
                             -----------        ----------
TOTAL LIABILITIES AND
EQUITY CAPITAL             $    123,245      $      87,550
                             ===========        ==========
                     GS Financial Corp.
                 Statements of Operations
                 (Thousands of Dollars)

                          For the three Months  For the six Months
                               ended June 30,       ended June 30,
                                1997      1996     1997     1996
                          ----------------------------------------
INTEREST INCOME
  Loans Receivable            $ 1,002  $   918   $ 1,984  $ 1,851
  Mortgage Backed Securities      342      115       457      219
  Investment Securities           432      442       807      907
  Fed Funds Sold & Deposits       284       34       482       68
  Other Interest Income            11       10        21       20
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,071    1,519     3,751    3,065
                                -----    -----     -----    -----
INTEREST EXPENSE
  Deposits                        648      643     1,344    1,263
  FHLB Advances                    13                 13
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE            661      643     1,357    1,263
                                -----    -----     -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,410      876     2,394    1,802
PROVISION FOR LOAN LOSSES           5        8         5        8
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,405      868     2,389    1,794
                                -----    -----     -----    -----
OTHER INCOME                       (7)       9        (7)      11

OTHER EXPENSES
Compensation and Benefits         402      314       756      624
Net Occupancy Expense              74       71       146      134
Data Processing                    16       14        38       31
Other Expenses                    101       90       167      202
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES              593      489     1,107      991
                                -----    -----     -----    -----
INCOME BEFORE TAX EXPENSE         805      388     1,275      814
     INCOME TAX EXPENSE           286      130       448      278
                                -----    -----     -----    -----
NET INCOME                      $ 519    $ 258     $ 827    $ 536
                                =====    =====     =====    =====

EARNINGS PER SHARE              $ .15      n/a       n/a      n/a



                       GS Financial Corp.
           Statements of Changes in Equity Capital
                     (Thousands of Dollars)

                                                Unrealized Gain
                                                on Securities
                                                Available for
                                                Sale Net of
                                                Applicable   Total
                               Retained  Common Deferred    Equity
                               Earnings  Stock  Income Tax Capital

BALANCE AT DECEMBER 31, 1995  $ 23,458     0       $ 488  $23,946

Net Income                         536                        536

Reduction in Unrealized Gain                          (2)      (2)

BALANCE AT JUNE 30, 1996      $ 23,994             $ 486   24,480



BALANCE AT DECEMBER 31, 1996  $ 23,862     0         917   24,779

Net Income                         827                        827

Reduction in Unrealized Gain                        (220)    (220)

Sale of Common Stock                      30,858           30,858

BALANCE AT JUNE 30, 1997      $ 24,689    30,858     697   56,244

                        GS Financial Corp.
                     Statements of Cash Flows

                                          For the Six Months Ended
                                                    June 30
                                          -----------------------
                                               1997         1996
                                               ----         ----
CASH FLOWS FROM OPERATIING ACTIVITIES
 Net Income                                $ 826,984    $ 536,192
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                           63,794       58,418
       Discounts/Accretion (Net)             (13,910)    (268,953)
       Provision for Losses                    5,339       11,817
       Gain on Sale of Real Estate
         Held-For-Investment                               (7,325)
       Loss on Sale of Loans                   4,966
       Dividend on Arm Fund                  (37,732)     (22,849)
       Loss on Sale of Invest.(Net)            7,783
 (Increase) Decrease in Prepaid Income         2,259     (255,123)
       Deferred Income Tax                   (10,338)      21,519
   Changes in Operating Assets and Liabilities:
 (Increase)/Decrease in
   Accrued Interest Receivable              (150,081)     (74,751)
 (Increase)/Decrease in Deferred Charges     (21,113)     (52,903)
 Increase/(Decrease) in Accrued Income Tax   443,763      278,025
 Increase/(Decrease) in Other Liabilities     (3,069)     (52,762)
 (Increase)/Decrease in Other Assets         171,085        1,633
                                            ---------     -------
Net Cash Provided by Operating Activities   1,289,730     172,938

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Held-to-Maturity Securities               (10,381,014)
   Proceeds from Maturities                            15,200,000
     of Held to Maturity Securities
   Purchase of Available-for-Sale        (12,346,864)    (780,324)
     Securities
   Proceeds from Maturities                4,900,000      900,000
     of Available for Sale Securities
   Purchases of Mortgage-Backed          (27,892,088)  (2,435,823)
     Securities
   Proceeds from Maturities of               770,431    1,192,209
     Mortgage Backed Securities
  (Purchase) of ARM Mutual Fund                          (705,345)
   Proceeds from Sales of Loans and
     Investment Securities                 5,563,795
   Loan (Origination's) or                (1,712,678)  (1,554,279)
     Principal Repayments (Net)
   Purchases of Premises and Equipment       (44,885)    (180,045)
   Proceeds from Sales of Foreclosed
     Real Estate                                           46,457
   Investment in Foreclosed Real Estate      (14,789)     (19,132)
   Non-Cash Dividend - FHLB                  (21,300)     (20,300)
   Investment in Real Estate Held-                         (4,300)
   for Investment
                                          ----------      -------
Net Cash Provided by Investing Activities(30,798,378)   1,258,104
                                          ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits (3,719,434) (1,189,019) Net Increase/(Decrease) in Stock
    Subscription Deposits                 30,857,698
  Net Increase/(Decrease) in
    Unapplied Loan Payments                    2,734         (609)
  Net Increase/(Decrease) in Advance
    Payment by Borrowers for Taxes
    and Insurance                             15,159      (23,756)
  Net Increase/(Decrease)in FHLB Advance   8,000,000
                                          ----------     ---------
Net Cash (Used in) Financing Activities   35,156,157   (1,213,384)
                                          ----------     ---------
NET CASH EQUIVALENTS                       5,647,509      217,658

CASH AND CASH EQUIVALENTS - January 1      7,590,655    2,355,177
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - June 30     $ 13,238,164  $ 2,572,835
                                          ==========    =========
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GS Financial Corp. (the "Company") was organized and incorporated under the laws of the state of Louisiana on December 24, 1996 for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association") in anticipation of converting the Association from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association, the offer and sale of common shares of stock of the Company to certain depositors of the Association and the Company's Employee Stock Ownership Plan (the "ESOP") and the issuance of the common stock of the Association to the Company, collectively referred to as the "Conversion."

BUSINESS

	The Company's principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association makes up 87.3% or $107.6 million of the total consolidated assets of the Company. The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association also takes in deposits in the form of passbook savings and certificates of deposit. The Association also invests in short term liquid investments, US Treasury and Agency securities as well as mortgage backed securities. The balance of the consolidated assets held by the Company include $15.6 million in short term liquid investments and mortgage backed securities.




BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements represent the consolidated financial position, results of operations and cash flows of the Company after April 1, 1997 and solely that of the Association prior to that. The accompanying financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normally recurring accruals, which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 1997 the Association terminated its former retirement plan or Simplified Employee Pension ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased 8% of the common stock in the Conversion or 275,080 shares. The purchase of this stock was financed through a loan from the Company. The balance of this loan as of June 30, 1997 was $2,706,450.00.


(3) EARNINGS PER SHARE

Earnings per share were based on 3,438,500 weighted average common shares outstanding during the three months ended June 30, 1997. Earnings per share for periods preceding the three months ended June 30, 1997 are not applicable since the conversion of the Association from mutual to stock was not completed until April 1, 1997.

(4) INVESTMENTS

                              June 30, 1997      December 31,1996
                              --------------        -------------
                                       (in thousands)

                          Amortized    Market   Amortized   Market
                            Cost       Value       Cost     Value

US Govt & Ag Oblig       $ 22,969    $ 23,114   $ 21,086  $ 21,518
   (available for sale)
Other Securities            1,129       2,040      1,091     2,048
   (available for sale)    ------      ------     ------    ------
        Total            $ 24,098    $ 25,154   $ 22,177  $ 23,566
                           ======      ======     ======    ======

(5) LOANS

                                       June 30,   December 31,
                                        1997           1996
                                      ---------     ----------
Total Loans                       $ 46,221,282   $ 44,500,895
Allowance for Loan Losses             (387,400)      (382,061)
Net Unearned Fees                        4,200          6,570
                                    ----------     ----------
TOTAL NET LOANS                   $ 45,838,082   $ 44,125,404
                                    ==========     ==========

Permanent Mortgages (1-4 family)  $ 45,226,309   $ 43,444,490
Construction (1-4 family)              118,853        297,726
Commercial Mortgages                   494,936        429,955
Other Mortgages                        133,668        145,376
Consumer (secured by deposits)         247,516        183,348
                                    ----------     ----------
TOTAL LOANS                       $ 46,221,282   $ 44,500,895
                                    ==========     ==========


Allowance for Loan Losses
                                               June 30,
                                              ---------
                                         1997           1996
                                         ----           ----
        Beginning Balance,Quarter    $ 382,061      $ 323,455

        Provision for Losses             5,339          7,845

        Loans Charged Off                    0              0
                                       -------        -------
        Ending Balance, Quarter      $ 387,400      $ 331,300


(6) MORTGAGE BACKED SECURITIES

                                        June 30,   December 31,
                                         1997           1996
                                       ---------   ------------
                                           (in thousands)

                                     Book    Market  Book   Market
                                     Value   Value   Value   Value
                                     -----   -----   -----   -----
   FHLMC Fixed Rate (1-4 family)   $11,246 $12,524 $ 4,793 $ 4,690
   FNMA Fixed Rate (1-4 family)     12,376  12,177   2,718   2,640
   GNMA Fixed Rate (1-4 family)     11,026  11,438
                                    ------  ------   -----   -----
TOTAL MORTGAGE BACKED SECURITIES  $ 34,648 $36,139 $ 7,511 $ 7,330
                                    ======  ======   =====   =====
(7) INTEREST BEARING DEPOSITS

                                      June 30,      December 31,
                                        1997           1996
                                     ---------      -----------
                                           (thousands)

	Passbook Savings                   $  23,329        $ 25,088
	Certificates of Deposits              34,373          36,333
                                      -------          ------
TOTAL INTEREST BEARING DEPOSITS     $  57,702        $ 61,421
                                      =======          ======


              Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The following discussion compares the consolidated financial condition of GS Financial Corp. (the "Company") at June 30, 1997 to the financial condition of Guaranty Savings & Homestead Association ("the Association"), the Company's wholly owned subsidiary, at December 31, 1996. This report also compares the consolidated results of operations for the Company for the three and six months ended June 30, 1997 to the results of operations of the Association for the three and six months ended June 30, 1996. The comparison of the Company to the Association was facilitated by the Company's sale of common stock which was completed on April 1, 1997.

CHANGES IN FINANCIAL CONDITION

At June 30, 1997, the assets of the Company totaled $123.2 million, an increase of $35.6 million, or 40.6%, from December 31, 1996. This was due primarily to the influx and subsequent investment of the net proceeds ($30.8 million)from the sale of common stock which was completed on April 1, 1997. Of this amount 50% was reinvested in the Association in exchange for 100% of the Association's common stock. The remaining 50% of the proceeds, or approximately $15 million, have been retained at the Company level and invested in short term liquid investments and mortgage backed securities.

On a consolidated basis, net loans receivable increased by $1.7 million, or 3.9%, to $45.8 million at June 30, 1997 compared to $44.1 million at December 31, 1996. The increase was primarily the result of a $1.8 million, or 4.1%, increase in single family residential loans. The increase was funded internally through the liquidation of short term investments.

Interest bearing deposits in other financial institutions increased $6.3 million, or 525.0%, to $7.5 million at June 30, 1997 compared to $1.2 million at December 31, 1996. The increase in interest bearing deposits was funded primarily by the proceeds of the Association's Conversion. Of the $6.3 million increase in interest bearing deposits in other financial institutions, $2.5 million was invested at the Company level while the remaining increase of $3.8 million occurred on the Association's books.

Investment securities increased $1.6 million, or 6.8%, to $25.2 million at June 30, 1997 compared to $23.6 million at December 31, 1996. This increase was funded primarily through the re-investment of proceeds from the sale of common stock on April
1, 1997.

Interest bearing deposits decreased $3.7 million, or 6.0%, to $57.7 million at June 30, 1997 compared to $61.4 million at December 31, 1996. This was mostly due to the conversion of $3.5 million in passbook savings and certificate of deposit accounts to stock subscription funds.

Equity capital increased $31.4 million, or 126.6%, to $56.2 million at June 30, 1997 compared to $24.8 million at December 31, 1996. This was due to the net proceeds from of the sale of 3.4 million shares of common stock for $30.8 million completed April 1, 1997, the consolidated net income for the six months ended June 30, 1997 of $.8 million and a decrease in unrealized gain on securities available for sale of $.2 million.

Wholesale Growth Strategy

Mortgage-backed securities increased $27.1 million, or 361.3% to $34.6 million at June 30, 1997 compared to $7.5 million at December 31, 1996. This increase was funded primarily by the net proceeds of the Association's conversion from mutual to stock form. The increase was to a lesser extent the result of a new wholesale growth strategy adopted by the Association of leveraged investing. This involves a tiered (advances with maturities ranging from 30 days to four years) borrowing from the Federal Home Loan Bank and subsequent re-investment of these funds in a likewise tiered investment. The exact transactions this quarter involved the Association investing $2 million and borrowing $8 million of amortizing advances. Of this $10 million approximately $6.5 million was invested in mortgaged backed securities, and $3.5 million was invested in agency issued securities. The amortizing nature of both the borrowings and the investments reduces the interest rate risk associated with a transaction of this nature.

RESULTS OF OPERATIONS

	The Company reported net income for the three months ended June 30, 1997 of $519,000 which was an increase of $261,000 compared to the three months ended June 30, 1996 where net income totaled $258,000. The increase was due primarily to an increase in net interest income of $533,000, or 60.0%, to $1,410,000 for the three months ended June 30, 1997 compared to $877,000 for the three months ended June 30, 1996.

	Total interest income increased $552,000, or 36.3%, to $2,071,000 for the three months ended June 30, 1997 compared to $1,519,000 for the three months ended June 30, 1996. This was due mainly to increases in interest income on mortgage backed securities as well as interest income on Fed Funds Sold and interest bearing deposits in other financial institutions.

	Interest on loans increased $84,000, or 9.1%, to $1,002,000 for the three months ended June 30, 1997 compared to $918,000 for the three months ended June 30, 1996. This was due primarily to growth in the loan portfolio. The average balance of the mortgage loan portfolio for the three months ended June 30, 1997 was $45.3 million compared to $40.5 million for the three months ended June 30, 1996. The yield on loans for the three months ended June 30, 1997 was 8.84% (annualized) compared to 9.07% (annualized) for the three months ended June 30, 1996.

	Interest and dividends on investment securities decreased $10,000, or 2.3%, to $432,000 for the three months ended June 30, 1997 compared to $442,000 for the three months ended June 30, 1996. This was primarily due to a decrease in the average balance of the investment portfolio. The average balance for the three months ending June 30, 1997 was $24.1 million while the average balance for the three months ending June 30, 1996 was $28.4 million, reflective of a decrease of $4.3 million. The annualized yield on the investment portfolio for the three months ending June 30, 1997 was 7.2%, while the investment portfolio had a yield of 6.2% for the three months ending June 30, 1996. The main reason for the increased yield was due largely to a restructuring of the investment portfolio toward longer term investments and to a lesser extent due to changes in market interest rates. The average maturity of the investment portfolio at June 30, 1997 was 37 months, while the average maturity at June 30, 1996 was 23 months. In general, longer term investments offer higher yields.

	Interest on Fed Funds Sold and interest bearing deposits increased dramatically from $284,000 for the three months ending June 30, 1997 compared to $34,000 for the three months ending June 30, 1996. The dramatic difference was attributable to the investment of proceeds from the sale of common stock in short term liquid investments as well as a shift in investment policy of the Association. With the flattening of the yield curve over the past 2 years, funds heretofore designated for 3 to 12 month Treasury instruments are now being invested in overnight Fed Funds and money market deposits at yields equal to and sometimes greater than the previously mentioned Treasury Bills. The average balance on Fed Funds sold and interest bearing deposits for the three months ending June 30, 1997 was $30.8 million compared to $2.5 million for the three months ending June 30, 1996. These funds offer the advantage of immediate availability in case of advantageous changes in market interest rates. The average yield on Fed Funds sold and interest bearing deposits was 5.6% for the three months ending June 30, 1997 and 5.4% for the three months ending June 30, 1996.

	The Association had provisions for loan losses for the quarters ended June 30, 1997 ($5,000.00) and June 30, 1996
($8,000.00). Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on a quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral. Management targets a certain percentage of the entire mortgage portfolio given the current economic conditions at which the general valuation allowance is deemed adequate. The Association employs the reserve method of accounting for its general and specific valuation allowances for loan losses. For the three months ended June 30, 1997 and June 30, 1996 the above-mentioned provisions were necessary to bring the general valuation allowance in line with management's targets due to growth in the mortgage portfolio.

	The Association's total interest expense increased $18,000, or 2.8%, to $661,000 for the three months ended June 30, 1997 compared to $643,000 for the three months ended June 30, 1996.
This was due primarily to an increase in the Association's cost of funds as well as the additional cost of funds borrowed from the Federal Home Loan Bank. For the three months ended June 30, 1997, the average balance of savings accounts and borrowed funds was $59.4 million with a cost of funds of 4.4%. The average balance of savings deposits for the three months ending June 30, 1996 was $59.6 million with a cost of funds of 4.3%.

	Other expenses for the three months ended June 30, 1997 were $593,000 compared to $490,000 for the three months ended June 30, 1996. This represents an increase of $103,000 or 21.0% from June 30, 1996 to June 30, 1997. Salaries and employee benefits increased $88,000, or 28.0%. This was due to two principal factors. The expense associated with the principal payments from the note payable to the Employee Stock Ownership Plan (ESOP) to the Company was $44,000 for the three months ending as well as the accrual of potential employee bonuses of $23,000 for the three months ended June 30, 1997. These expenses were not present for the three months ended June 30, 1996. The increase was also due to a cost of living adjustment given to employees on July 1, 1996, plus the cost of hiring of additional staff necessary for the opening of the Mandeville Branch in May, 1996. The other significant increase was in legal expenses which were up $15,000 to $16,000 for the three months ending June 30, 1997 compared to $1,000 for the three months ending June 30, 1996. This was due to the fees and expenses associated with being a public registrant. Printing and office supplies were up $10,000 or 62.5% to $26,000 for the three months ended June 30, 1997 compared to $16,000 for the three months ended June 30, 1996. This was due in large part to the significant amount of printing associated with the April 1, 1997 public offering.

LIQUIDITY AND CAPITAL RESOURCES

	Liquidity measures the Association's ability to meet its short term obligations with ready cash. The Association is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 5% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Association utilizes a combination of cash on hand, certain money market investments and deposits in other Financial institutions as well as U.S. Government and Agency issued securities. As of June 30, 1997, the Association's liquidity stood at 71.4% or $40.2 million in excess of the minimum requirement.

	The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk based capital (8.0%). As of June 30, 1997, the Association's tangible and core capital amounted to $37.2 million or 34.8% of adjusted total assets, while the Association's risk based capital was $37.4 million or 114.9% of total adjusted risk weighted assets.

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

					GS FINANCIAL CORP.
					REGISTRANT

DATE: AUGUST 5, 1997	BY:/s/ Donald C. Scott
					   DONALD C. SCOTT, CHAIRMAN OF THE
					   BOARD, PRESIDENT AND
					   CHIEF EXECUTIVE OFFICER

DATE: AUGUST 5, 1997	BY:/s/Glenn R. Bartels
					   GLENN R. BARTELS
					   CONTROLLER
15


15