Form 10-Q
period 1997-09-30
GS FINANCIAL CORP
filed 1997-10-30
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the period ended September 30, 1997

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

            x   Yes                           No

	As of September 30, 1997, there were 3,438,500 shares of the Registrant's common stock, par value $.01 per share, issued and outstanding. The information presented in this Form 10-Q at September 30, 1997 and for the three and nine months ending September 30, 1997 represent the consolidated statement of financial condition and results of operations of GS Financial
Corp. and its wholly owned subsidiary, Guaranty Savings and Homestead Association. The information presented as of December
31, 1996 and for the three and nine months ending September 30, 1996, represent the financial condition and results of operations of Guaranty Savings and Homestead alone as GS Financial had not yet completed its initial public offering which took place on April 1, 1997.





                       GS Financial Corp.

                           Form 10-Q

                    Quarter ended September 30, 1997

                        Table of Contents

Part I - Financial Information

Item 1

	Consolidated Statements of Financial Condition
	(as of September 30, 1997 and December 31, 1996)       3

	Consolidated Statements of Operations
	(For the three and nine months ended,                  4
      September 30, 1997 and 1996)

	Consolidated Statements of Equity Capital
	(For the nine months ended September 30, 1997 and 1996)5

	Consolidated Statements of Cash Flows
	(For the nine months ended,
      September 30, 1997 and 1996)                      5-7

	Notes to Consolidated Financial Statements             7

Item 2

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations                10-15

Part II   Other Information                             15

Item 1	Legal Proceedings                                15

Item 2	Changes in Securities                            15

Item 3	Defaults Upon Senior Securities                  15

Item 4	Submission of Matters to a Vote of Security
          Holders                                       15

Item 5	Other Information                                15

Item 6	Exhibits and Reports on Form 8-K                 15
                          GS Financial Corp.
                  Statements of Financial Condition
                       (Dollars in Thousands)

                               ASSETS
                        September 30, 1997  December 31, 1996
Cash and Due from Banks    $        233       $        329

Interest Bearing Deposits         1,095              1,212

Federal Funds Sold                5,100              6,050

Investment Securities            29,040             23,566

Loans (Net)                      47,808             44,126

Mortgage Backed Securities       43,244              7,520

Accrued Interest Receivable         720                536

Premises & Equipment              2,737              2,752

Other Assets                      1,094              1,459
                             -----------        ----------
TOTAL ASSETS              $     131,071       $     87,550
                             ===========        ==========

                              LIABILITIES
Interest Bearing Deposits  $     56,050       $     61,421

Non-Interest Bearing Dep.           598                529

Borrowings                       17,045                  0

Other Liabilities                   853                821
                             -----------        ----------
TOTAL LIABILITIES                74,546             62,771

              STOCKHOLDERS EQUITY AND RETAINED EARNINGS
Common Stock                     30,892                  0

Unrealized Gain on Securities       655                916

Other Stockholders' Equity       24,978             23,863
                              ----------        ----------
TOTAL EQUITY CAPITAL             56,525             24,779
                             -----------        ----------
TOTAL LIABILITIES AND
EQUITY CAPITAL             $    131,071      $      87,550
                             ===========        ==========
                     GS Financial Corp.
                 Statements of Operations
                 (Thousands of Dollars)

                         For the three Months  For the nine Months
                           ended September 30, ended September 30,
                                1997      1996     1997     1996
                          ----------------------------------------
INTEREST INCOME
  Loans Receivable            $ 1,031  $   955   $ 3,015  $ 2,807
  Mortgage Backed Securities      655      109     1,112      327
  Investment Securities           452      404     1,259    1,311
  Fed Funds Sold & Deposits       133       52       615      120
  Other Interest Income            13       11        34       31
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,284    1,531     6,035    4,596
                                -----    -----     -----    -----
INTEREST EXPENSE
  Deposits                        625      699     1,969    1,963
  FHLB Advances                   175                188
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE            800      699     2,157    1,963
                                -----    -----     -----    -----
NET INTEREST INCOME             1,484      832     3,878    2,633
PROVISION FOR LOAN LOSSES           3        6         8       14
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,481      826     3,870    2,619
                                -----    -----     -----    -----
Gain/(Loss) on Sale of
   Investment Securities            0     (100)     (  8)    (100)
Other Income                        5        0         6       11
                                -----    -----     -----    -----
TOTAL OTHER INCOME                  5     (100)       (2)     (89)

OTHER EXPENSES
Compensation and Benefits         427      321     1,183      945
Net Occupancy Expense              82       75       228      210
Data Processing                    15       20        53       51
SAIF Recap. Premium                 0      413                413
Other Expenses                    102      101       269      301
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES              626      930     1,733    1,920
                                -----    -----     -----    -----
INCOME/(LOSS) BEFORE TAX          860     (204)    2,135      610
     INCOME TAX EXPENSE           331     ( 33)      779      245
                                -----    -----     -----    -----
NET INCOME/(LOSS)               $ 529    $(171)   $1,356    $ 365
                                =====    =====     =====    =====
EARNINGS PER SHARE              $ .17      n/a       n/a      n/a
                       GS Financial Corp.
           Statements of Changes in Equity Capital
                     (Thousands of Dollars)

                                                Unrealized Gain
                                                on Securities
                                                Available for
                                                Sale Net of
                                Other           Applicable   Total
                           Stockholders  Common Deferred    Equity
                               Equity    Stock  Income Tax Capital

BALANCE AT DECEMBER 31, 1995  $ 23,458     0       $ 488  $23,946

Net Income                         365                        365

Increase in Unrealized Gain                          189      189

BALANCE AT SEPTEMBER 30, 1996 $ 23,823             $ 677   24,500

BALANCE AT DECEMBER 31, 1996  $ 23,862     0         917   24,779

Net Income                       1,356                      1,356

Decrease in Unrealized Gain                         (262)    (262)

Sale of Common Stock                      30,783           30,783

Payment of Cash Dividends         (240)                      (240)

Release of ESOP Shares                       109              109

BALANCE AT SEPTEMBER 30, 1997 $ 24,978    30,892     655   56,525

                        GS Financial Corp.
                     Statements of Cash Flows
                      (Thousands of Dollars)

                                         For the Nine Months Ended
                                                 September 30
                                          -----------------------
                                               1997         1996
                                               ----         ----
CASH FLOWS FROM OPERATIING ACTIVITIES
 Net Income                                $   1,356    $    365
   Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
       Depreciation                              100          91
       Discounts/Accretion (Net)               (  18)       (323)
       Provision for Losses                        8          18
       Loss on Sale of Loans                       5
       Dividend on Arm Fund                    (  91)      (  38)
       ESOP Expense                               90
       (Gain) on Sale Foreclosed Real Estate               (   7)
       Loss on Sale of Invest.(Net)                8         114
 (Increase) Decrease in Prepaid Income Tax       402       ( 380)
       Deferred Income Tax                         6          26
   Changes in Operating Assets and Liabilities:
 (Increase)/Decrease in
   Accrued Interest Receivable                (  183)      (  19)
 (Increase)/Decrease in Deferred Charges      (   50)      (  56)
 Increase/(Decrease) in Accrued Income Tax       103         245
 Increase/(Decrease) in Other Liabilities         76         379
 (Increase)/Decrease in Other Assets             170       (   4)
                                            ---------     -------
Net Cash Provided by Operating Activities      1,982         411

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Held-to-Maturity Securities              ( 16,177)
   Proceeds from Maturities                               19,900
     of Held to Maturity Securities
   Purchase of Available-for-Sale           ( 12,347)   (    780)
     Securities
   Proceeds from Maturities                    7,000       1,700
     of Available for Sale Securities
   Purchases of Mortgage-Backed             ( 38,440)   (  2,436)
     Securities
   Proceeds from Maturities of                 2,116       1,513
     Mortgage Backed Securities
  (Purchase) of ARM Mutual Fund             (  5,430)   (    700)
   Proceeds from Sales of Loans and
     Investment Securities                     5,564       6,878
   Loan (Origination's) or                  (  3,683)   (  3,184)
     Principal Repayments (Net)
   Purchases of Premises and Equipment      (     81)   (    196)
   Proceeds from Sales of Foreclosed
     Real Estate                                              46
   Investment in Foreclosed Real Estate     (     15)   (     19)
   Purchase of FHLB Stock                   (    110)
   Non-Cash Dividend - FHLB                 (     33)   (     31)
   Investment in Real Estate Held-                      (      4)
   for Investment
                                          ----------      -------
Net Cash Provided by Investing Activities   ( 45,459)      6,510
                                          ----------      -------


CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits       (  5,371)    (    451)

  Net Increase/(Decrease) in
    Common Stock                              30,813
  Net Increase/(Decrease) in
    Unapplied Loan Payments                        4
  Payment of Cash Dividends                 (    242)
  Net Increase/(Decrease) in Advance
    Payment by Borrowers for Taxes
    and Insurance                                 65     (    127)
  Net Increase/(Decrease)in FHLB Advance      17,045
                                          ----------     ---------
Net Cash (Used in) Financing Activities       42,314     (    578)
                                          ----------     ---------
NET CASH EQUIVALENTS                        (  1,163)       6,343

CASH AND CASH EQUIVALENTS -January 1           7,591        2,355
                                          ----------    ---------
CASH AND CASH EQUIVALENTS -September 30  $     6,428  $     8,698
                                          ==========    =========
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December
24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association").
The Conversion of the Association from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association was completed on April 1, 1997 through the offer and sale of common shares of stock of the Company to certain depositors of the Association and the Company's Employee Stock Ownership Plan (the "ESOP") and the issuance of the common stock of the Association to the Company.

BUSINESS

	The Company's principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association makes up 87.9% or $115.2 million of the total consolidated assets of the Company. The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association also takes in deposits in the form of passbook savings and certificates of deposit. The Association also invests in short term liquid investments, US Treasury and Agency securities as well as mortgage backed securities. The balance of the consolidated assets held by the Company include

$15.9 million in short term liquid investments and mortgage backed securities.

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

(2) EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 1997 the Association terminated its former retirement plan or Simplified Employee Pension ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased 8% of the common stock in the conversion or 275,080 shares. The purchase of this stock was financed through a loan from the Company. The balance of this loan as of September 30, 1997 was $2,642,214.55. Shares are committed to be released to eligible employees as the debt is reduced and allocated individually at the end of the year.

(3) EARNINGS PER SHARE

Earnings per share were based on a weighted average of 3,177,174 common shares outstanding during the three months ended September 30, 1997. Earnings per share for periods preceding the three months ended
June 30, 1997 are not applicable since the conversion of the Association from mutual to stock was not completed until April 1, 1997.












(4) INVESTMENTS

                          September 30, 1997      December 31,1996
                              --------------        -------------
                                       (in thousands)

                          Amortized    Market   Amortized   Market
                            Cost       Value       Cost     Value

US Govt & Ag Oblig       $ 20,870    $ 21,192   $ 21,086  $ 21,518
   (available for sale)
Other Securities            6,611       7,848      1,091     2,048
   (available for sale)    ------      ------     ------    ------
        Total            $ 27,481    $ 29,040   $ 22,177  $ 23,566
                           ======      ======     ======    ======

(5) LOANS

                                  September 30,   December 31,
                                        1997           1996
                                      ---------     ----------
Total Loans                       $ 48,196,560   $ 44,500,895
Allowance for Loan Losses             (390,315)      (382,061)
Net Unearned Fees                        2,136          6,570
                                    ----------     ----------
TOTAL NET LOANS                   $ 47,808,381   $ 44,125,404
                                    ==========     ==========

Permanent Mortgages (1-4 family)  $ 46,977,310   $ 43,444,490
Construction (1-4 family)              394,154        297,726
Commercial Mortgages                   483,194        429,955
Other Mortgages                        127,799        145,376
Consumer (secured by deposits)         214,103        183,348
                                    ----------     ----------
TOTAL LOANS                       $ 48,196,560   $ 44,500,895
                                    ==========     ==========

Allowance for Loan Losses
                                           September 30,
                                              ---------
                                         1997           1996
                                         ----           ----
        Beginning Balance,Quarter    $ 387,400      $ 331,300

        Provision for Losses             2,915          6,182

        Loans Charged Off                    0              0
                                       -------        -------
        Ending Balance, Quarter      $ 390,315      $ 337,482

(6) MORTGAGE BACKED SECURITIES

                                    September 30,   December 31,
                                         1997           1996
                                       ---------   ------------
                                           (in thousands)

                                     Book    Market  Book   Market
                                     Value   Value   Value   Value
                                     -----   -----   -----   -----
   FHLMC Fixed Rate (1-4 family)   $11,718 $11,696 $ 4,793 $ 4,690
   FNMA Fixed Rate (1-4 family)     17,873  17,102   2,718   2,640
   GNMA Fixed Rate (1-4 family)     14,263  14,446
                                    ------  ------   -----   -----
TOTAL MORTGAGE BACKED SECURITIES  $ 43,854 $43,244 $ 7,511 $ 7,330
                                    ======  ======   =====   =====
(7) INTEREST BEARING DEPOSITS

                                  September 30,      December 31,
                                        1997           1996
                                     ---------      -----------
                                           (thousands)

	Passbook Savings               $  22,762        $ 25,088
	Certificates of Deposits          33,288          36,333
                                  -------          ------
TOTAL INTEREST BEARING DEPOSITS $  56,050        $ 61,421
                                  =======          ======


              Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The following discussion compares the consolidated financial condition of GS Financial Corp. (the "Company") at September 30, 1997 to the financial condition of Guaranty Savings & Homestead Association ("the Association"), the Company's wholly owned subsidiary, at December 31, 1996. This report also compares the consolidated results of operations for the Company for the three and nine months ended September 30, 1997 to the results of operations of the Association for the three and nine months ended September 30, 1996. The comparison of the Company to the Association was facilitated by the Company's sale of common stock which was completed on April 1, 1997.






CHANGES IN FINANCIAL CONDITION

At September 30, 1997, the assets of the Company totaled
$131.1 million, an increase of $43.5 million, or 49.7%, from December 31, 1996. This was due primarily to the influx and subsequent investment of $30.8 million which represented the net proceeds from the sale of common stock on April 1, 1997. Of this amount 50% was reinvested in the Association in exchange for 100% of the Association's common stock. The remaining 50% of the proceeds, or approximately $15 million, have been retained at the Company level and invested in short term liquid investments and mortgage backed securities. The remaining growth has largely been the result of a wholesale growth strategy as well as growth in the mortgage portfolio.

On a consolidated basis, net loans receivable increased by $3.7 million, or 8.4%, to $47.8 million at September 30, 1997 compared to $44.1 million at December 31, 1996. The increase was primarily the result of a $3.6 million, or 8.3%, increase in single family residential loans.

The Company utilizes interest bearing deposits in other financial institutions to facilitate its liquidity management in conjunction with correspondent investment activity. Currently the Company has short term interest bearing deposits in other financial institutions totaling $1.1 million. At December 31, 1996 these deposits totaled $1.2 million.

Investment securities increased $5.4 million, or 22.9%, to $29 million at September 30, 1997 compared to $23.6 million at December 31, 1996. This increase was funded primarily through the re-investment of proceeds from the sale of common stock on April
1, 1997.

Interest bearing deposits decreased $5.4 million, or 8.8%, to $56 million at September 30, 1997 compared to $61.4 million at December 31, 1996. This was mostly due to the conversion of $3.5 million in passbook savings and certificate of deposit accounts to stock subscription funds.

Equity capital increased $31.7 million, or 127.9%, to $56.5 million at September 30, 1997 compared to $24.8 million at December 31, 1996. This was due to the net proceeds from of the sale of 3.4 million shares of common stock for $30.8 million completed April 1, 1997, the consolidated net income for the nine months ended September 30, 1997 of $1.4 million and a decrease in unrealized gain on securities available for sale of $.3 million. Also affecting equity capital was the payment of dividends totaling $240,000 in August, 1997.

Wholesale Growth Strategy

Mortgage-backed securities increased $35.7 million, or 476.0% to $43.2 million at September 30, 1997 compared to $7.5 million at December 31, 1996. The increase was due primarily to the adoption of a new wholesale growth strategy of leveraged investing. This involves a tiered (advances with maturities ranging from 30 days to five years) borrowing from the Federal Home Loan Bank and subsequent re-investment of these funds in likewise instruments of varying terms. At present the Company has approximately $21 million invested in this fashion, leveraged through Federal Home Loan Bank Advances totaling $17 million. The amortizing nature of both the borrowings and the investments reduces the interest rate risk associated with a transaction of this nature due to the high cash flow. The increase in mortgage backed securities was to a lesser extent funded through the investment of the proceeds of the Association's conversion from mutual to stock form. The Company also made an election this quarter to classify all of its mortgage backed securities as available for sale.

RESULTS OF OPERATIONS

	The Company reported net income for the three months ended September 30, 1997 of $.5 million which was an increase of $.7 million compared to the three months ended September 30, 1996 where the Association incurred a net loss of ($.2 million). The loss was due primarily to the payment of a one time SAIF recapitalization premium of $.4 million. An increase in net interest income of $.8 million also had a significant effect on the increase in net income and to a lesser extent the difference in net income was attributable to the loss on the sale of innvestments of ($.1 million) incurred during the three months ending September 30, 1996.

	Total interest income increased $.8 million, or 53.4%, to $2.3 million for the three months ended September 30, 1997 compared to $1.5 million for the three months ended September 30, 1996. This was due mainly to increases in interest income on mortgage backed securities as well as interest income on Fed Funds Sold and interest bearing deposits in other financial institutions.

	Interest on loans increased $ .1 million, or 11.1%, to $1 million for the three months ended September 30, 1997 compared to $ .9 million for the three months ended September 30, 1996. This was due primarily to growth in the loan portfolio. The average balance of the mortgage loan portfolio for the three months ended September 30, 1997 was $46.4 million compared to $42.2 million for the three months ended September 30, 1996. The yield on loans for the three months ended September 30, 1997 was 8.89% (annualized) compared to 9.05% (annualized) for the three months ended September 30, 1996.

	Interest and dividends on investment securities increased $.05 million, or 12.5%, to $.45 million for the three months ended September 30, 1997 compared to $.4 million for the three months ended September 30, 1996. This was primarily due to an increase in the yield of the investment portfolio. The annualized yield on the investment portfolio for the three months ending September 30, 1997 was 6.9% on an average balance of $26.1 million, while the investment portfolio had a yield of 6.0% for the three months ending September 30, 1996 on an average balance of $29.4 million. The main reason for the increased yield was due largely to a restructuring of the investment portfolio toward longer term investments and to a lesser extent due to changes in market interest rates. The average maturity of the investment portfolio at September 30, 1997 was 43 months, while the average maturity at September 30, 1996 was 23 months. In general, longer term investments offer higher yields.

	Interest on Fed Funds Sold and interest bearing deposits increased from $.05 million for the three months ending September 30, 1996 compared to $.13 million for the three months ending September 30, 1997. The difference was attributable to the investment of proceeds from the sale of common stock in short term liquid investments as well as a shift in investment policy of the Association. In the present interest rate environment, funds heretofore designated for investment in short term Treasury instruments are now being invested in overnight Fed Funds and money market deposits. The average balance on Fed Funds sold and interest bearing deposits for the three months ending September 30, 1997 was $9.6 million compared to $4.1 million for the three months ending September 30, 1996. The Company has adopted this position as part of its liquidity management to make funds more available to meet the current high volume of loan demand.

	The Association had provisions for loan losses for the quarters ended September 30, 1997 ($.03 million) and September
30, 1996 ($.06 million). Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on a quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral. Management targets a certain percentage of the entire mortgage portfolio given the current economic conditions at which the general valuation allowance is deemed adequate. The Association employs the reserve method of accounting for its general and specific valuation allowances for loan losses. For the three months ended September 30, 1997 and September 30, 1996 the above-mentioned provisions were necessary to bring the general valuation allowance in line with management's targets due to growth in the mortgage portfolio.

	The Association's total interest expense increased
$.1 million, or 14.3%, to $.8 million for the three months ended September 30, 1997 compared to $.7 million for the three months ended September 30, 1996. This was due primarily to the wholesale growth strategy adopted by the Company and subsequent addition of interest expense on Federal Home Loan Bank Advances. Interest on Federal Home Loan Bank Advances totaled $.2 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 where no such expense existed. Interest expense on deposits decreased $.07 million for the three months ended September 30, 1997 to $.6 million, compared to the three months ended September 30, 1996 where interest expense on deposits totaled $.7 million, reflective of a 10.0% decrease. This was due to the previously mentioned decrease in interest bearing deposits of approximately $5.4 million. For the three months ended September 30, 1997, the average balance of savings accounts and borrowed funds was $68.6 million with a cost of funds of 4.7%.
The average balance of savings deposits for the three months ending September 30, 1996 was $60.1 million with a cost of funds of 4.6%.

	Other expenses for the three months ended September 30, 1997 were $.6 million compared to $.9 million for the three months ended September 30, 1996. This represents a decrease of $.3 million or 33.3% from September 30, 1996 to September
30, 1997. This was due to the payment of a special one time SAIF deposit insurance premium in conjunction with the Congressional Omnibus Budget Agreement and the efforts to raise the Savings Institution Fund (SAIF) to a level commensurate with the Bank Insurance Fund (BIF). This premium, which was paid on September
30, 1996, amounted to $.4 million. Salaries and employee benefits increased $.1 million, or 33.0% for the three months ended
September 30, 1997 to $.4 million, compared to $.3 million for the three months ended September 30, 1996. This was due to the expense associated with the Employee Stock Ownership Plan
($.04 million) and the accrual of potential employee bonuses of $.03 million for the three months ended September 30, 1997. These expenses were not present for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

	Liquidity measures the Association's ability to meet its short term obligations with ready cash. The Association is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 5% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Association utilizes a combination of cash on hand, certain money market investments and deposits in other financial institutions as well as U.S. Government and Agency securities. As of September 30, 1997, the Association's liquidity stood at 58.3% or $39.2 million in excess of the minimum requirement.

	The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk based capital (8.0%). As of September 30, 1997, the Association's tangible and core capital amounted to $37.6 million or 32.6% of adjusted total assets, while the Association's risk based capital was $37.8 million or 95.2% of total adjusted risk weighted assets.

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

					GS FINANCIAL CORP.
					REGISTRANT

DATE: OCTOBER 30, 1997	BY:/s/ Donald C. Scott
                            -------------------
					   DONALD C. SCOTT, CHAIRMAN OF THE
					   BOARD, PRESIDENT AND
					   CHIEF EXECUTIVE OFFICER

DATE: OCTOBER 30, 1997	BY:/s/ Glenn R. Bartels
                            --------------------
					   GLENN R. BARTELS
					   CONTROLLER
15


16