Form 10-K
period 1997-12-31
GS FINANCIAL CORP
filed 1998-03-30
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1997

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

            x   Yes                           No

	As of December 31, 1997, there were 3,438,500 shares of the Registrant's common stock, par value $.01 per share, issued and outstanding. The aggregate market value of this stock was $71.8 million at December 31, 1997 based on the per common share price at closing of $20.875 on that date. The information presented in this Form 10-K at December 31, 1997 and for the twelve months ended December 31, 1997 represent the financial condition and results of operations of GS Financial Corp. and its wholly owned subsidiary, Guaranty Savings & Homestead Association. The information presented as of December 31, 1996 and for the twelve months ended December 31, 1996 and 1995, represent the financial condition and results of operations of Guaranty Savings and Homestead Association alone.







DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the following documents which have been incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated into Part II, Items

(2)     Portions of the definitive proxy statement for the 1998
Annual Meeting of Shareholders to be filed within 120 days of the Registrant's fiscal year end are incorporated into Part III, Items 10 through 13.

PART I.

Item 1 BUSINESS

General

     GS Financial Corp. (the "Company") was incorporated under Louisiana law on December 24, 1996 as a thrift holding company. The Company commenced operations on April 1, 1997 upon the completion of its initial public offering of common stock on the National Association of Securities Dealers Automated Quotation (NASDAQ) system. On that date the Company's wholly owned subsidiary, Guaranty Savings and Homestead Association (the "Association") was converted from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. This was accomplished through the offer and sale of common stock by the Company to certain depositors, employees, officers and directors of the Association as well as the GS Financial Employee Stock Ownership Plan (the "ESOP"). The Company simultaneously used a portion of the proceeds of its sale of common stock to acquire 100% of the stock of the Association.

     The Company's principal business is conducted through the Association. Guaranty Savings and Homestead Association was founded in New Orleans, Louisiana in 1937 as a mutual savings and loan association. The Association's unconsolidated assets at December 31, 1997 totaled $115.5 million and comprise 87.9% or $115.2 million of the total consolidated assets of the Company. The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association also takes in deposits in the form of passbook savings and certificates of deposit. The Association also invests in short and long term liquid investments such as US Treasury and Agency securities, mortgage backed securities, overnight Federal Funds, money market investments and qualified thrift grade mutual funds. The balance of the consolidated assets held by the Company includes $15.9 million in similar short and long term liquid investments.



Regulation

     The Company's primary regulator is the United States Office of Thrift Supervision ("OTS"). The OTS regulates all thrifts and thrift holding companies whose deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions
("OFI"). These 2 agencies currently examine the Company approximately every 18 months on an individual basis, relying on the examination report of the other agency on cycles, alternating when it is not there year to exam the Association.

     As a public registrant the Company is also subject to the rules and regulations of the Securities and Exchange Commission ("SEC"). The SEC monitors not only financial information on a quarterly basis but tracks insider holdings and transactions and generally insures that all necessary information is disseminated to the Company's shareholders and the general public. The Company must also follow the rules of the previously mentioned NASDAQ stock market.

     The Association is a member of the Federal Home Loan Bank of Dallas. The Federal Home Loan Bank System is comprised of 12 regional banks which serve thrifts and banks by offering investment opportunities and sources of funds.

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (in thousands):

                      LOAN PORTFOLIO COMPOSITION

                                       December 31,
                         ----------------------------------------
                         1997     1996     1995     1994     1993
                         ----------------------------------------
First Mortgage Loans:
 One to Four
  Family Residential  $ 52,528 $ 42,660 $ 38,449 $ 38,236 $ 38,205
 FHA and VA                358      511      675      854    1,018
 Construction               99      298       -        -        -
 Commercial
 Real Estate               471      430      484      601      654
  Other                    123      145      146      182      418
                       -------- -------- --------- ------- -------
Total First
  Mortgage Loans        53,579   44,044   39,754   39,873   40,295

Consumer Loans
 Second Mortgage           172      273      267      350      440
 Loans on Deposits         244      183      186      161      313
                       -------- -------- -------- -------- -------
                        53,995   44,500   40,207   40,384   41,048

Allowance for
  Loan Losses             (410)    (382)    (323)    (345)   (370)

Net Deferred Loan
  Origination Costs          3        7       (4)      (3)     (1)
                      --------- --------- -------- -------- ------
Net Loans             $ 53,588 $ 44,125 $ 39,888 $ 40,042 $ 40,679
                        ======   ======   ======   ======   ======

Contractual Term to Final Maturities. The following table sets forth certain information as of December 31, 1997 regarding the dollar amount of loans maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1997 is shown in the appropriate year of the loan's final maturity.
The actual maturity of loans varies primarily on prepayments which to a large extent depends on market interest rates. In general if prevailing market rates fall below those of the portfolio, prepayments accelerate. Conversely if market interest rates increase above portfolio rates early pay-offs tend to decrease.



    Fixed rate loans receivable as of December 31, 1997 are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):



                                                Over
                              Under     One     Five     Over
                               One    to Five  to Ten     10
                               Year    Years    Years    Years
                              ------ --------  -------   ------

Loans Secured by 1-4 Family
  Residential:
Fixed Rate                   $   76 $  3,921	 $  7,754 $  	41,406
Other Loans Secured by
  Real Estate
Fixed Rate                        1      172      169       252
All Other Loans                 244       -        -         -
                             ------ -------- -------- ---------
                             $  321 $  4,093 $  	7,923 $  	41,658
                             ====== ======== ======== =========

Loan Origination Activity. The table below sets forth the Company's total loan origination and reduction experience during the periods indicated. Historically, the Company has not purchased or sold any loans.

                                      December 31,
                          --------------------------------------
                          1997    1996    1995    1994     1993
                          --------------------------------------
Loan Originations:
  1-4 family residential 14,806   8,876   6,400   6,467   3,161
  Construction              577     823      -       -       -
  Commercial real estate     75      69      -       -       -
  Consumer                  149      66     150     105     228
  Other Real Estate         165     235      -       -       -
                         -------  ------  ------  ------  ------
Total Loan Originations  15,756  10,000   6,550   6,572   3,389
Loan principal
    repayments           (6,272) (5,776) (6,727) (7,236) (9,887)
Increase (decrease)
  due to other items         (4)      3      23      27      49
                         -------  ------  ------ ------- -------
Net increase
 (decrease) in            9,463   4,237    (154)   (637) (6,449)
   Loan portfolio         =====   =====    =====   ===== =======

Real Estate Lending Standards and Underwriting Policies. As of March 19, 1993, the Company was required to adopt and maintain written real estate lending policies that are consistent with safe and sound banking practices. The Company is in compliance with all such standards.

     The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and management. These standards and procedures are incorporated into the Company's Underwriting Standards and Lending Policy which are reviewed annually by the Board of Directors. The Underwriting Standards dictate the manner in which loan applications are accepted and processed. Such standards include, but are not limited to, appraisal guidelines, disclosure requirements of Truth-In-Lending and RESPA Laws and Regulations, credit criteria, completeness of applications, title requirements and compliance with local codes and ordinances. The Company requires appraisals from Board-approved state licensed and certified appraisers. The lending policy establishes the overall direction of the Company's lending activities within the community and forms the basis for setting Underwriting Standards which limit the Company's exposure to credit risk. Such factors include minimum and maximum loan amounts, debt to income ratios, collateral, and acceptable rates and terms.

     Briefly stated, the loan process consists of applicants meeting with loan personnel and providing pertinent documentation, including but not limited to, requested loan amount, property description, security offered as collateral, intended down payments and acceptable rate and term consistent with the Company's then current lending policy. Upon receipt of a favorable credit report, an appraisal is obtained with requisite documentation to support the property's stated market value. Upon completion the loan package is presented to the Loan Committee for consideration. Applicants are advised of the decisions of the Loan Committee by mail. Approved loans are assigned to one of the Company's approved attorneys for closing. Actions of the Loan committee are submitted to the Board of Directors for consideration and ratification on a monthly basis.

     Loan applications are accepted at all three of the Company's offices and forwarded to the Loan Committee which meets weekly. In general, loan applications for $300,000 or less are considered in the ordinary course of business. Applications for loans in excess of this amount are given consideration on a case by case basis. On November 25, 1997, the Company began accepting a title insurance policy in lieu of the title opinion of an approved attorney as required for all prior loan closings.

     The Company's loan portfolio consists of conventional fixed rate mortgage loans on 1-4 family residential dwellings. The terms of these loans vary from 5 to 30 years. In general, down payments of 20% of the purchase price or appraised value are required. However, the Company does make loans where the loan to value ratio (LTV) is as high as 90%. The Company also makes loans on residential investment property, commercial real estate and vacant ground. Terms vary and rates tend to be slightly higher on these types of mortgage loans than those rates for residential 1-4 properties.

     The Company originates and funds construction loans which subsequently convert to permanent, fixed rate mortgage loans.
During the construction period, the company requires payment of interest only on the amount of principal drawn.

     Loans are available to depositors of the Company secured by passbook savings or certificate of deposit at a rate 2 percentage points above the savings rate up to 90% of the deposited balance. These loans are payable on demand subject to 30 days notice.

Asset Quality

General. The Company has adopted an asset classification policy which is designed to draw attention to assets before collection becomes a problem thus maintaining the quality of the Company's investment as an interest earning asset. The policy also insures the accurate reporting of the Company's assets from a valuation standpoint.

     All of the Company's assets are reviewed on a quarterly basis. Factors taken into consideration include the asset's payment history, the value of the underlying collateral as well as current economic conditions, particularly in the local real estate market. Assets displaying tendencies which might hinder full collection of principal are classified as substandard. Such tendencies include but are not limited to late payments on loans or deterioration of the underlying collateral. Assets classified as special mention are those not yet serious enough to merit the substandard classification but do require additional attention from management.

     The Company's Watch List, comprising substandard and special mention assets is presented to the Board quarterly and ratified. Specific valuation allowances are allocated to those substandard assets deemed appropriate by management. Additional general valuation allowances are assigned to the Company's substandard and special mention assets over and above the general valuation allowance assigned to the loan portfolio as a whole.

     Loan collection efforts in the form of past due notices commence when loan payments are more than 15 days past due. Once a loan reaches 30 days past due status, the Company's collection manager initiates personal contact with the borrower. When a loan becomes 90 days past due, the Company initiates foreclosure proceedings. At this point, loans are placed on non-accrual status. All interest and late charges due on such loans are reversed in the form of reserves for uncollectible interest and late charges.

     Real estate acquired by the Company through foreclosure is classified as real estate owned until such time as the property is sold. Appraisals are obtained on all such real estate acquired and the asset is booked at the lower of appraised value or cost which includes all principal, escrow overdrafts and attorney fees. All Real Estate Owned is considered substandard.

     Delinquent Loans and Non-Performing Assets. The following tables set forth the Company's delinquent loans and non-earning assets as of the dates indicated. Balances are indicative of the total principal balances of such loans rather than the actual principal past due based on the number of payments past due. At December 31 of the five years presented all of the Association's delinquent loans and non performing assets were either 1-4 family residential dwellings or loans secured by 1-4 family residential loans.

                         DELINQUENT LOANS
                          (in thousands)

                        1997   1996   1995   1994    1993
                        ----   ----   ----   ----    ----
30-89 Days             $ 271  $ 175  $ 313  $ 710 $   773
90+ Days                 166    253    206    197     501
                         ---    ---    ---    ---   -----
Total Delinquent Loans $ 437  $ 428  $ 519  $ 907 $ 1,274
                         ===    ===    ===    ===   =====

                      Non Performing Assets
                         (in thousands)

                             1997   1996   1995   1994   1993
                             ----   ----   ----   ----   ----
90+ Day Delinquent Loans    $ 166  $ 253  $ 206  $ 197  $ 501
Real Estate Owned              -      -      24     37     38
                              ---    ---    ---    ---    ---
Total Non Performing Assets $ 166  $ 253  $ 230  $ 234  $ 544
                              ===    ===    ===    ===    ===
Non Performing Loans as
  a % of Total Loans          .31%   .57%   .51%   .49%  1.23%
Non Performing Assets as
  a % of Total Assets         .13%   .29%   .27%   .27%   .60%



     Classified Assets. The following table presents information pertaining to the Company's Watch list of classified assets and associated specific valuation allowances as of the dates indicated. All substandard and special mention loans receivable and related specific valuation allowances were on 1-4 family residential mortgage loans.

                               POTENTIAL PROBLEM LOANS
                                   (in thousands)
                       -----------------------------------------
                       1997     1996     1995     1994      1993
                       -----------------------------------------
Substandard         $ 1,564  $ 1,781  $ 1,900  $ 1,928   $ 1,978
Special Mention         298      346      501      606       666
                      ------   ------   ------   ------    ------
         Gross        1,862    2,127    2,401    2,534     2,644

Less Specific
 Valuation Allowance   (141)    (160)    (123)    (143)     (166)
                      -----    -----    -----    -----     -----
Net                 $ 1,721  $ 1,967  $ 2,278  $ 2,391   $ 2,478
                      =====    =====    =====    =====     =====

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on a quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral. Management targets a certain percentage of the entire portfolio given the current economic conditions at which the general valuation allowance is deemed adequate. The Company employs the reserve method of accounting for its general and specific valuation allowances for loan losses. The following table sets forth the Company's loan loss experience for the years presented.

LOAN LOSS EXPERIENCE

An analysis of the allowance for loan losses as follows (dollars in thousands):

                                 Years Ended December 31,
                           ------------------------------------
                           1997    1996    1995    1994    1993
Balance, Beginning
  of Year                 $ 382   $ 323   $ 345   $ 370   $ 321
Provision for Losses         28      59      12      21      98
Loans Charged Off            -       -      (34)    (48)    (50)
Recoveries                   -       -                2       1
                           ----    ----    ----    ----    ----
Balance, End of Year      $ 410   $ 382   $ 323   $ 345   $ 370
                            ===     ===     ===     ===     ===
Allowance for Loan
 Losses as a % of
 Total Loans Receivable     .76%    .86%    .80%    .85%    .90%
Allowance for Loan
 Losses as a % of
 Non Performing Loans    246.99% 150.99% 156.80% 175.13%  73.12%

Mortgage-Backed Securities

     GS Financial has invested in a portfolio of mostly fixed-rate, mortgage-backed securities that are issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal Natioal Mortgage Association (FNMA) or Government National Mortgage Association
(GNMA). The FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal government. Because of this, these securities are considered high quality investments with minimal credit risks. The guaranteed aspect of these investments results in yields slightly less than the actual yields on the underlying mortgage loans.

     Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by their prospective issuers. Principal and interest payments of the underlying mortgage loans are passed through intermediaries including but not limited to the issuing agencies, on to investors such as GS Financial Corp. These securities in general offer slightly higher yields than United States Treasury obligations.

     The Company invests in mortgage-backed securities with terms varying from 5 to 30 years. These securities are subject to variations in cash flow and yield due to the prepayment rates of the underlying mortgage loans. While this does add interest rate risk to the Company it is an attractive investment for the Company from the prospective that mortgage-backed securities are highly liquid qualified thrift investments.

     On September 30, 1997 the Company reclassified all of its mortgage-backed securities as available-for-sale pursuant to SFAS 115. Management felt that this classification was more appropriate considering the magnitude of the Company's investment in these instruments and the liquidity necessary should other investment opportunities arrive.

     The following table sets forth the composition of Guaranty
Savings' mortgage-backed securities portfolio at each of the dates indicated in thousands:

MORTGAGE-BACKED SECURITIES

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1997        Cost       Gains        Losses      Value
                      --------------------------------------------
Available for Sale:
FNMA                  $ 17,054    $   320       $  269    $ 17,105
FHLMC                   10,659        582           39      11,202
GNMA                    13,935        797          318      14,414
                        ------       ----          ---      ------
                      $ 41,648    $ 1,699       $  626    $ 42,721
                        ======      =====          ===      ======

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1996        Cost       Gains        Losses      Value
                      --------------------------------------------
Held to Maturity:
FNMA                  $  2,980    $     1       $   78    $  2,903
FHLMC                    4,540          4          151       4,393
                         -----        ---          ---       -----
                      $  7,520    $     5       $  229    $  7,296
                         =====        ===          ===       =====

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1995        Cost       Gains        Losses      Value
                      --------------------------------------------
Held to Maturity:

FNMA                  $ 1,772     $     3       $   17     $ 1,759
FHLMC                   4,595          13           61       4,546
                        -----         ---          ---       -----
                      $ 6,367     $    16       $   78     $ 6,305
                        =====         ===          ===       =====













The following table sets forth the maturities of the mortgage-backed security portfolio as of December 31, 1997 in thousands:

MORTGAGE-BACKED SECURITIES
                                                                Wtd.
                                        Amortized      Fair     Avg.
December 31, 1997                          Cost        Value    Rate
Mortgage-Backed Securities
 Maturing:
  In One Year or Less                   $    918   $   1,009   5.26%
  After One Year Through Five Years        6,861       6,874   6.11%
  After Five Years Through Ten Years       6,333       6,591   6.51%
  After Ten Years                         27,536      28,247   7.20%
                                          ------      ------
                                        $ 41,648   $  42,721
                                          ======      ======

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated in thousands:

MORTGAGE-BACKED SECURITIES

                                 1997        1996        1995
                              --------------------------------
Mortgage-Backed Securities
   Balance at January 1,     $   7,520   $   6,367   $   6,063
   Purchases                    38,440       3,065         855
   Repayments                   (4,310)     (1,908)       (522)
   Amortizations of Premiums
     /Discounts (Net)               (2)         (4)          1
                                ------      ------       -----
   Balance at December 31,   $  41,648       7,520       6,397
                                ======       =====       =====
   Weighted Average Yield        6.38%       5.92%       5.98%

Investment Securities

     GS Financial invests in United States Treasury and Agency issued obligations ranging in term from 3 months to 10 years. The investment policy of the Company is reviewed periodically by Management and ratified annually by the Board of Directors. At present the investment policy of the Company strives to maintain a liquid, conservative portfolio of investments keeping in mind the cash flow and investment needs of the Company.

     The Company also invests its surplus funds in a adjustable rate mortgage-backed mutual fund (ARM Fund). Surplus funds are those funds the Company wishes to maintain as available on demand for investment purposes. The ARM Fund is offered by the First Financial Trust, which is a co-operative institutional investment group comprised of members of America's Community Bankers. At December 31, 1997, 93.7% of the ARM Fund's assets were held in qualified thrift investments. This strategy for the most part supplements the Company's prior investment in money market funds or overnight Federal Funds. The ARM Fund typically yields a rate of return 75 to 80 basis points higher than overnight Federal Funds.

     Interest rates dictate many of the investment decisions and policies of the Company. It shall be the policy of the Company not to engage in speculative purchasing, selling or trading of investments, however, certain profits may be taken from time to time on the sale of investments. When interest rate spreads reach acceptable levels the Company may utilize leveraged purchasing of investment securities. Also, when anticipated earnings permit, certain portfolio adjustments may be made to enhance the overall portfolio yield even though losses may be recognized in doing so.

     The Company's investment portfolio is classified as available-for-sale is accordance with SFAS 115. In prior years the Company's investment portfolio was largely classified as held-to-maturity with only approximately 5% to 10% being classified available for sale. That amount was determined by management as necessary should any emergency liquidity demands arise. On September 30, 1996, the Company sold investments classified held-to-maturity, thus "tainting" the portfolio and forcing 100% of the portfolio to be classified as available-for-sale. Management felt this was in the best interest of the Company in considering the then current interest rate environment, high loan demand, capital strength of the company and future investment avenues which might be pursued in light of the impending stock conversion

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1997        Cost       Gains        Losses      Value
                      --------------------------------------------
U. S. Government
 and Federal Agencies  $ 12,380    $   283      $   -     $ 12,663
Adjustable Rate
 Mortgage Mutual Fund    13,817         -           16      13,801
FHLMC Common Stock           35      1,475          -        1,510
                         ------      -----         ---      ------
                       $ 26,232    $ 1,758      $   16    $ 27,974
                         ======      =====         ===      ======

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1996        Cost       Gains        Losses      Value
                      --------------------------------------------
U. S. Government
 and Federal Agencies  $ 21,085    $   437      $    4    $ 21,518
Adjustable Rate
 Mortgage Mutual Fund     1,056         -            1       1,055
FHLMC Common Stock           35        958          -          993
                         ------      -----         ---      ------
                       $ 22,176    $ 1,395      $    5    $ 23,566
                         ======      =====         ===      ======


Securities held-to-maturity consist of the following in thousands:

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1995        Cost       Gains        Losses      Value
                      --------------------------------------------
U. S. Government
 and Federal Agencies  $ 30,100    $   367      $   27    $ 30,440
                         ------      -----         ---      ------
                       $ 30,100    $   367      $   27    $ 30,440
                         ======      =====         ===      ======

Securities available-for-sale consist of the following in thousands:

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1995        Cost       Gains        Losses      Value
                      --------------------------------------------
U. S. Government
 and Federal Agencies  $ 2,182     $   24      $    -     $  2,206
Adjustable Rate
 Mortgage Mutual Fund      302         -                       302
FHLMC Common Stock          35        716           -          752
                         ------      -----         ---      ------
                       $ 2,519     $  740      $    -     $  3,259
                         =====        ===          ===       =====

     The following table sets forth the amount of investment securities which mature during each of the periods indicated at December 31, 1997 in thousands:

INVESTMENT SECURITIES

December 31, 1997
                                        Securities
                                       Available-for-Sale
                           Amortized          Fair      Wtg.
                              Cost           Value    Avg. Rates
Amounts Maturing in:
   One Year or Less        $ 14,852        $ 16,314      6.05%
   After One Year
     Thru Five Years          3,805           3,909      7.19%
   After Five Years
      Thru Ten Years          7,575           7,751      7.29%
                             ------          ------
                           $ 26,232        $ 27,974
                             ======          ======

Sources of Funds

General. Deposits have always been the primary source of the Company's funds for lending and other investment purposes. In 1997 two significant other sources were utilized when the Company completed its initial public offering which raised $30.8 million. Advances from the Federal Home Loan Bank also provided the Company with an additional source of funds as part of the Company's leveraged investing whereby the Company was able to take advantage of favorable interest rate spreads to borrow money and reinvest it immediately at a rate 150 to 200 basis points higher than its cost.

Deposits. Guaranty Savings & Homestead's deposits are attracted principally from within its market area. Many of there depositors are also mortgage loan customers. The Association offers both passbook savings and certificates of deposit. Terms for certificates vary from 3 months to 5 years while rates tend to increase with term.

     The following table shows the distribution of, and certain other information relating to the Association's deposits:

DEPOSITS

     Deposit account balances at December 31, 1997,1996, and 1995 are summarized as follows (in thousands):

                                         Years Ending
                                         December 31,
                      -------------------------------------------
                               1997           1996           1995
                      -------------------------------------------
                               Wtd.           Wtd.           Wtd.
                               Avg.           Avg.           Avg.
                      Balance  Rate  Balance  Rate  Balance  Rate

Regular Savings
  Accounts           $ 22,314  3.5% $ 25,088  4.0% $ 24,120  3.2%
Certificates of
  Deposit              34,508  5.2%   36,333  5.2%   36,825  4.8%
                       ------         ------         ------
                     $ 56,822       $ 61,421       $ 60,945
                       ======         ======         ======

     The following table sets forth the savings cash flow of Guaranty Savings & Homestead during the periods indicated (in thousands):

                                         Year Ended December 31,
                                        ------------------------
                                        1997     1996     1995
                                        ------------------------

Increase (decrease) before
   Interest Credited                 $ (7,482) $ (1,590) $ (5,743)
Interest Credited                       2,043     2,066     2,046
                                        -----     -----     -----
Net increase (decrease) in deposits  $ (5,439) $    476  $ (3,697)

     The Company attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates in the local market. Traditionally the Association has priced its passbook savings at or near the top of such local rates as the holders of these accounts form the majority of its core depositors. The Association has taken a more conservative approach in rates paid for certificate of deposits as the Association feels these accounts to be more rate conscious and sensitive to market fluctuations.

     The principal methods used by the Association to attract deposits include its emphasis on personal services, competitive interest rates and convenient office locations. Guaranty Savings & Homestead does not advertise for deposits outside of its primary market area. At December 31, 1997, the Association has no deposits that were obtained through deposit brokers.

     The following table presents the amount of certificates of deposit at December 31, 1997 and the amounts at December 31, 1997 which mature during the periods indicated (in thousands).

                                    Amount   Percent
                                    ------   -------
Certificate Accounts Maturing
  Under 12 months                 $ 26,531    76.90%
  12 months to 24 months             5,586    16.20
  24 months to 36 months             2,303     6.67
  36 months to 48 months                 6      .02
  48 months to 60 months                82      .21
                                    ------    -----
Total Certificates                $ 34,508   100.00%
                                    ======   ======

     The following table sets forth the maturities of Guaranty
Savings & Homestead's certificates of deposits $100,000 or more at December 31, 1997 by time remaining to maturity (in thousands).

DEPOSITS 100,000 AND OVER
(in thousands)

Maturing in 3 months or less        $   100
Maturing in 3 to 6 months               307
Maturing in 6 months to 1 year          701
                                      -----
Total Certificates of Deposit       $ 1,108
                                      =====

Borrowings. During 1997 the Company obtained advances from the Federal Home Loan Bank of Dallas (FHLB) as part of a limited leveraged investment program. The Company borrows the funds which are subsequently reinvested in mortgage-backed securities and other investments which yield the Company anywhere from 150 to 200 over the interest charged on the advances. The advances consist of fully amortizing advances which mature between November, 1998 and September, 2002. A summary of the advances by maturity and interest rate are detailed as follows (in thousands):





                                         Weighted
    Maturing in the Year                  Average
    Ending December 31,        Amount       Rate
    -------------------        ------    ---------
         1998                 $   919       5.68%
         1999                   3,523       5.88%
         2000                   5,842       6.08%
         2001                     907       5.97%
         2002                   4,966       6.14%
                              -------
                              $16,157

     The maximum amount of advances outstanding at any month-end during 1997 was $17.2 million. The average balance outstanding during 1997 was $7.4 million. Prior to 1997 the Company had no material borrowings.

Subsidiaries

     Guaranty Savings & Homestead Association is a wholly owned subsidiary of the Company. The Company has no other subsidiaries.

Competition

     Guaranty Savings & Homestead Association faces significant competition both in attracting deposits and in originating loans. Its most direct competition for deposits has come from commercial banks, credit unions, other savings and loans and mortgage brokers located in the metropolitan New Orleans market. The Association also competes for investors' funds with short-term money market mutual funds and issuers of corporate and government securities. Guaranty Savings & Homestead Association does not rely on any individual group or entity for a material portion of its deposits or mortgage loan portfolio. The Association's primary factors in competing in the home mortgage loan market is its efficient personal service and attractive interest rates and terms.

Employees

     The Association had 33 full-time employees at December 31,
1997. None of these employees is represented by a collective bargaining agreement. Guaranty Savings & Homestead
Association believes that it enjoys excellent relations with its personnel.

Regulation

     Set forth below is a brief description of certain laws and regulations which are applicable to the Company and Guaranty Savings & Homestead Association. The description of the laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.




The Company

General. The Company, as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is registered with and subject to OTS regulations, examinations, supervision and reporting. As a subsidiary of a savings and loan holding company, Guaranty Savings & Homestead Association is subject to certain restrictions in its dealings with the Company and any affiliates thereof.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, as discussed under "- The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association - Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with Guaranty Savings, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than Guaranty Savings or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than:
(i)furnishing or performing management services for a subsidiary
 (ii)  savings institution; (ii) conducting an insurance agency or
 (iii) escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in clause
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus).
Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997 Guaranty Savings was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

Federal Securities Laws. The Company's common stock is registered with the SEC under the Securities and Exchange Act of 1934
("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The Association

General. As a Louisiana chartered stock savings and loan association, the OFI is the Association's chartering authority, and the OTS serves as the Association's primary regulator. As such, the OFI and the OTS have extensive authority over the operations of Louisiana-chartered savings institutions. The Association is subject to periodic examinations and is required to file monthly, quarterly and annual reports with either or both parties. The investment and lending authority of savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

Insurance of Accounts. The deposits of Guaranty Savings and Homestead Association are insured to the maximum permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     The FDIC may terminate the deposit insurance of any insured depository institution, including Guaranty Savings and Homestead Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital (1.5%), core capital (3.0%), and risk based capital (8.0%). Core capital includes generally recognized capital such as common stockholders' equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December 31, 1997 the Association had no goodwill or other intangible assets which are deducted in computing its tangible capital.

     In determining risk-based capital, a savings institution is allowed to include both core capital and supplementary capital. Assets are assigned to particular risk-weighted categories and subsequently multiplied by that particular percentage (cash equal 0%, 20% for securities, 50% for single family mortgage loans and 100% for all other loans and investments). The sum of these calculations becomes the total of risk-weighted assets which are then used to calculate the Association's risk-based capital ratio.

     At December 31, 1997, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 31.82%, 31.82% and 78.93% respectively.

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. As of December 31, 1997 Guaranty Savings and Homestead Association's liquidity was 70.8% or $48.7 million in excess of the minimum required 5%.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Under these regulations, safe harbors are created for specified levels of capital distributions as long as the savings institution meets their minimum required capital levels. In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 day written notice to the OTS prior to making the distribution. The Association does not anticipate making any such distributions at the current time nor does it expect this regulation to have any adverse impact on the Association at any time in the future.

Community Reinvestment. Under the Community Reinvestment Act 0f 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings.

Qualified Thrift Lender Test. The Qualified Thrift Lender (QTL) Test measures the Association's level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments are residential housing related assets. The Internal Revenue Service
(IRS) requires a savings institution to have at least 65% of its assets in qualified thrift investments to qualify for tax treatment as a building and loan association. At December 31, 1997, 99.20% of the Association's assets were invested in QTI's which was in excess of the percentage required to qualify the Association under the QTL test.

Year 2000. Guaranty Savings and Homestead Association employs a service bureau, NCR Corporation of Dayton, Ohio as its data processor. NCR has been addressing the Year 2000 issue in its last several software releases, and it has scheduled national testing in May, 1998 and regional testing during the summer of 1998. NCR expects to be fully Year 2000 compliant by the end of 1998. Guaranty has contacted other computer hardware and software vendors and equipment vendors to ensure that their products are either Year 2000 compliant now or will be by the end of this year. The Association does not anticipate that Year 2000 expenditures will be material.

Federal Home Loan Bank System. Guaranty Savings and Homestead Association is a member of the FHLB of Dallas. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of FHLB agency issued obligations. As a member, the Association is required to maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Dallas, whichever is greater. At December 31, 1997, Guaranty Savings and Homestead Association had $857,000 in FHLB stock, which was in compliance with this requirement.

Federal Taxation

General. The Company and Guaranty Savings are subject to the generally applicable corporate tax provisions of the Code, and Guaranty Savings is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of the Company and Guaranty Savings and is not a comprehensive discussion of the tax rules applicable to the Company and Guaranty Savings.

Year. The Company files a consolidated federal income tax return on the basis of a calendar year ending on December 31.

Bad Debt Reserves. Savings institutions, such as Guaranty Savings, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans"(ie., qualifying loans"). The deduction with respect to non-qualifying loans must be completed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's additions to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

     Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Association's "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are of 8% of taxable income. As of December 31, 1995, over 71% of the assets of Guaranty Savings were "qualifying assets" as defined in the Code, and Guaranty Savings anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

     Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for Guaranty Savings in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

     Pursuant to certain legislation which was recently enacted and which will be effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as Guaranty Savings, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions would be permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation will require Guaranty Savings to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation will require a small thrift institution to recapture (ie., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which Guaranty Savings originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by Guaranty Savings during its six taxable years preceding 1996. It is anticipated that any recapture of Guaranty Savings' bad debt reserves accumulated after 1987 would not have a material adverse effect on Guaranty Savings' financial condition and results of operations.

     At December 31, 1995, the federal income tax reserves of Guaranty Savings included $5.5 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of Guaranty Savings in connection with the conversion of the Association to stock form, the retained earnings of Guaranty Savings are substantially restricted.

Distributions. If Guaranty Savings were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause Guaranty Savings to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to extent that, for federal income tax purposes, (i) it is in redemption of share, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1995, Guaranty Savings had no NOL carryforwards for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     Other Matters Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Guaranty Savings.

     Guaranty Savings' federal income tax returns for the tax years ended December 31, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

     Any non-banking subsidiaries of the Association ( as well as the Company) are subject to the Louisiana Corporation Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, following the Conversion the Association will be subject to the Louisiana Shares Tax, which will be imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

Item 2.  PROPERTIES

     The following table sets forth certain information relating to the Company's offices at December 31, 1997. All properties are owned by the Company. All amounts are in thousands.

                                     Net
                                     Book           Total
Location                             Value        Deposits
--------                            -------       --------
3798 Veterans Blvd., Metairie       $1,948        $ 50,716
2111 N. Causeway Blvd., Mandeville     360             506
3915 Canal St., New Orleans            267           5,601
                                     -----          ------
                                    $2,575        $ 56,823
                                     =====          ======

Item 3.  LEGAL PROCEEDINGS

     The Company and the Association are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 16, 1997, the Company commenced a proxy solicitation of its stockholders with respect to a Special Meeting of Stockholders held on October 15, 1997 ("Special Meeting"). There were two matters considered at the Special Meeting, consideration of the Company's Stock Option Plan and the Company's Recognition and Retention Plan and Trust. Both of such plans were approved by the Company's stockholders by the vote reflected below.

Approval of the Company's Stock Option Plan:

   For        Against     Abstain   Not Voted
   ---        -------     -------   ---------
2,004,167     156,935     28,180     56,316

Approval of the Company's Recognition and Retention Plan and
Trust:

   For        Against     Abstain   Not Voted
   ---        -------     -------   ---------
1,924,830     242,322     28,680     49,766


                               Part II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The information required herein, to the extent applicable, is incorporated by reference from the front cover of the Registrant's 1997 Annual Report to Stockholders ("Annual Report").

Item 6.  SELECTED FINANCIAL DATA

     The information required herein is incorporated by reference from page 7 of the Registrant's Annual Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required herein is incorporated by reference from pages 8 to 11 of the Registrant's Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required herein is incorporated by reference from pages 12 to 35 of the Registrant's Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                               Part III.

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from the Registrant's definitive proxy statement for the 1997
Annual Meeting of Stockholders ("Proxy Statement").

Item 11  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Registrant's Proxy Statement.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information required herein is incorporated by reference from the Registrant's Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Registrant's Proxy Statement.

                               Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)       Documents filed as part of this Report.

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 1997 and
          1996
          Consolidated Statements of Income for the Fiscal Periods
            Ended December 31, 1997, 1996 and 1995
          Consolidated Statements of Changes in Shareholders'
            Equity for the Fiscal Periods Ended December 31, 1997,
            1996 and 1995
          Consolidated Statements of Cash Flows for the Fiscal
            Periods Ended December 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements


   (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

   (3)    The following exhibits are filed as part of this form
          10-K, and this list includes the Exhibit Index.

                           Exhibit Index

3.1*   Articles of Incorporation of GS Financial Corp.
3.2*   Bylaws of GS Financial Corp.
4.1*   Stock Certificate of GS Financial Corp.
10.1** GS Financial Corp. Stock Option Plan
10.2** GS Financial Corp. Recognition and Retention Plan and Trust
          Agreement for Employees and Non-Employee Directors. 10.3* Employment Agreement among GS Financial Corp. Guaranty
          Savings and Homestead Association and Donald C. Scott Dated February 25, 1997
10.4*  Employment Agreement among GS Financial Corp. Guaranty
          Savings and Homestead Association and Bruce A. Scott Dated February 25, 1997
13.0      1997 Annual Report to Stockholders
21.0 Subsidiaries of the Registrant - Reference is made to "Item 2" Business for the required information
27.0   Financial Data Schedule

Incorporated herein by reference from the Registration
Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

** Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GS FINANCIAL CORP.

March 28, 1998         By:     /s/ Donald C. Scott
                               -------------------
                               Donald C. Scott
                               Chairman of the Board, President
                               And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title
----                            -----

/s/ Donald C. Scott        Chairman of the Board, March 28, 1998
-------------------        President and Chief
Donald C. Scott            Executive Officer
                          (principal executive officer)

/s/ Bruce A. Scott         Executive Vice         March 28, 1998
-------------------        President and Director
Bruce A. Scott

/s/ Glenn R. Bartels       Controller             March 28, 1998
-------------------        (principal financial
Glenn R. Bartels           and accounting officer)

/s/ J. Scott Key           Director               March 28, 1998
----------------
J. Scott Key

/s/ M.D. Paine, Jr.        Director               March 28, 1998
------------------
M.D. Paine, Jr.

/s/ Victor Kirschman       Director               March 28, 1998
--------------------
Victor Kirschman

/s/ Bradford A. Glazer     Director               March 28, 1998
----------------------
Bradford A. Glazer

/s/ Stephen L. Cory        Director               March 28, 1998
-------------------
Stephen L. Cory

/s/ Albert J. Zahn, Jr.    Director               March 28, 1998
-----------------------
Albert J. Zahn, Jr.

/s/ Kenneth B. Caldcleugh  Director               March 28, 1998
-------------------------
Kenneth B. Caldcleugh


ANNUAL REPORT TO SHAREHOLDERS
GS FINANCIAL CORP.
1997

The Company

     GS Financial Corp. (the "Company") is a thrift holding company which was organized and incorporated under the laws of the State of Louisiana on December 24, 1996. The Company completed its initial public offering on April 1, 1997. The Company's primary business is conducted through its wholly owned subsidiary, Guaranty Savings & Homestead Association at its three locations in the metropolitan New Orleans area. The Association provides financial services mainly to individuals through the origination of mortgage loans primarily on 1-4 family dwellings. The Association also takes in savings deposits.

Market Information

     The Company's stock price is reported under the symbol GSLA on the National Association of Securities Dealers Automated Quotation (NASDAQ) system. The Company's stock traded in the range shown below. At December 31, 1997 the closing price was $20.875 per share and there were approximately 1,900 shareholders.

QUARTER ENDING             HIGH          LOW
------------------        ------        ------
June 30, 1997             15.630        13.000
September 30, 1997        16.380        14.875
December 31, 1997         20.875        16.000

Notice of Annual Meeting

     The Annual Meeting of Shareholders of GS Financial Corp. will be held at the offices of Guaranty Savings & Homestead
Association, 3798 Veterans Blvd., Metairie, Louisiana on Tuesday,
April 28, 1997 at 10:00 a.m. CST.

Shareholder Services

     Shareholders desiring to change the name, address or ownership of stock, to report lost certificates, or to consolidate accounts should contact our transfer agent:

Registrar and Transfer
P.O. Box 1010
Cranford, NJ 07016
(908) 497-2300

Investor Relations

     Shareholders and others seeking financial information or copies of the Company's financial information should contact:

Amy Forrester, Compliance Officer or, Glenn R. Bartels, Controller GS Financial Corp.
3798 Veterans Blvd.
Metairie, LA 70002
(504) 457-6220

TO OUR SHAREHOLDERS

     When the opening bell sounded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and GS Financial Stock was offered for sale on April 1, 1997, it marked the beginning of the next generation of the Guaranty Savings & Homestead Family. In years past tradition dictated that savings and loans made home mortgage loans, commercial banks concentrated on business lending while stock brokers counseled and offered long-term investment products. This scenario could not be farther from the truth in our present day. Deregulation along with a vast secondary market has opened the home mortgage origination to everyone from in-house mortgage brokers to the largest commercial banks while investment products can be purchased from the internet to the corner bank

     The initial public offering of GS Financial has unveiled a new corporate structure which offers less regulated and more diverse investment opportunities for our company while allowing us to protect 60 years of solid earnings. Thrifts such as Guaranty Savings & Homestead Association are limited by Federal and State regulations in permissible activities. GS Financial Corp. allows us to take advantage of new investment opportunities while keeping Guaranty Savings & Homestead as the rock solid anchor it has always been.

     Guaranty Savings & Homestead has carried us through the last 60 years by offering great personal service and no frills products that our customers trust and understand. This has built a tradition of steady earnings, high asset quality and strength through abundant capital and liquid resources. Our Company makes a long term investment in our customers. We like to refer to it as "building a better mortgage". When you call our company on the phone you are greeted with a live voice. Walk into our lobby and you'll be met with a warm smile free of charge. Questions are answered live, in person, while you wait.

     The transition of our Company involved not only moving our Main Office and opening two new branches, but also saw the evolution of many of our internal policies and goals. New investment strategies have enabled the Company to take advantage of favorable fluctuations in market interest rates while at the same time funding the rapid growth of our mortgage portfolio. Our liquidity and strength also enabled our Company to supplement its growth through leveraged investing. The end result of the completion of our initial public offering and transition is reflected in strong growth and earnings in 1997.

     GS Financial Corp. is entering the 21st Century in a growth mode supported by steady and stable earnings and high levels of capital and liquid resources. Our new structure affords us additional tools to be more competitive in a world of increasingly open and competitive markets. At the same time we haven't forgot what got us here. We will continue to be a community oriented company whose customers are secure in their knowledge that their investments are secure and no question unresolved.

Sincerely,

/s/ Donald C. Scott

Donald C. Scott
Chairman of the Board and Chief Executive Officer

























The following selected consolidated financial and other data of the Company does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed financial information, including the Consolidated Financial Statements of the Company and Notes thereto, contained elsewhere herein.

                            At December 31,
                              1997    1996    1995    1994    1993
Selected Financial
Condition:
  Total Assets             131,396  87,550  86,040  88,250  90,100
  Cash and Cash
   Equivalents               2,612   7,591   2,355   2,620   2,883
  Loans Receivable, Net     53,588  44,125  39,888  40,042  40,679
  Investment Securities     27,974  23,566  33,360  35,496  37,798
  Mortgage-Backed
   Securities               42,721   7,520   6,367   6,063   6,112
  Deposit accounts          56,822  61,421  60,945  64,642  67,432
  Borrowings                16,157      -       -       -       -
  Equity                    56,047  24,779  23,457  22,385  21,591

Selected Operating Data:
  Interest Income            8,347   6,155   6,260   6,035   6,327
  Interest Expense           3,014   2,669   2,664   2,408   2,385
  Net Interest Income        5,333   3,486   3,596   3,627   3,942
  Provision for Loan Losses     28      59      12      21      98
  Net Interest Income after  5,305   3,427   3,584   3,606   3,844
  Non-Interest Income           73     (74)     63     109     147
  Non-Interest Expense      (2,708) (2,747) (2,295) (2,191)(1,994)
  Net Income before taxes    2,670     606   1,352   1,524   1,997
  Income Tax expense         1,000     201     480     529     722
  Net Income                 1,670     405     872     994   1,275
  Net Income per share     $  0.53     n/a     n/a     n/a     n/a
  Dividends declared per
    Share                  $  0.14     n/a     n/a     n/a     n/a

Other Data:
  Profitability
  Average Yield on
    Interest Earning Assets  7.21%   7.57%   7.52%   6.97%   7.26%
  Average Cost of Interest
    Bearing Liabilities      4.60    4.43    4.27    3.62     3.52
  Average Interest
    Rate Spread              2.61    4.29    3.25    3.35     3.74
  Net Interest Margin        4.50    4.21    4.32    4.19     4.52
  Interest-Earning Assets
   as a % of Interest
   Bearing Liabilities     176.67  134.92  133.39  130.39   128.78
  Net Interest Income
   after Provision for
   Loan Loss as a % of
   Non Interest Expense    195.90  124.75  156.17  164.58  192.77
  Non Interest Expense as
    a % of Average Assets    2.23    3.19    2.63    2.43    2.21
  Return on Average Assets   1.38    0.47    1.00    1.10    1.42
  Return on Average Equity   3.19    1.66    3.70    4.41    6.02

Capital Ratio's:
  Average Equity as a %
    of Total Assets         40.76%  28.30%  26.99%  25.02%  23.54%
  Tangible Capital Ratio    32.61   27.72   27.35   25.90   24.30
  Core Capital Ratio        32.61   27.72   27.35   25.90   24.30
  Risk-Based Capital Ratio  79.41   79.19   93.60   90.00   89.40

Asset Quality Ratios:
  Non Performing Loans as
    a % of Total Loans       0.31%   0.57%   0.51%   0.49%   1.23%
  Non Performing Assets as
    a % of Total Assets      0.13    0.29    0.27    0.27    0.60
  Allowance for Loan Losses
    as a % of Total Loans
    Receivable               0.76    0.86    0.80    0.85    0.90
  Allowance for Loan Losses
    as a % of Non-
    Performing Loans       246.99  150.99  156.80  175.13   73.12

  Net charge-offs as a %
    Of Average Loans         0.00    0.00     .06    -        .08

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of GS Financial Corp. (the "Company") and its subsidiary for the years ended December 31, 1993 through 1997 is designed to assist readers in their understanding of the Company. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

FINANCIAL CONDITION

ASSETS

General - Total assets of the Company increased by $43.8 million, or 50%, from $87.6 million at December 31, 1996, to $131.4 million at December 31, 1997. The increase was primarily due to a $35.2 million increase in mortgage-backed securities and a $9.5 million increase in loans receivable. These increases were funded by the $30.8 million of net proceeds from the Company's offering of common stock in April, 1997 and an increase of $16.2 million in advances from the Federal Home Loan Bank of Dallas.

Cash and Cash Equivalents - Cash and cash equivalents, consisting of interest and non-interest bearing deposits decreased $5.0 million, or 65.8%, from $7.6 million at December 31, 1996, to $2.6 million at December 31, 1997. The decrease was due to the Company's new relationship with First Financial Trust whereby surplus funds are now maintained in an adjustable rate mortgage-backed mutual fund. Surplus funds were previously maintained in overnight Federal Funds. This new policy has resulted in an increased yield of 70 to 80 basis points on the Company's surplus cash.

Loans Receivable, Net - Loans receivable, net, increased by $9.5 million or 21.5%, from $44.1 million at December 31, 1996, to $53.6 million at December 31, 1997. This increase was almost exclusively in first mortgage loans on 1-4 family dwellings which increased $9.8 million or 22.9%, from $42.7 million at December 31, 1996, to $52.5 million at December 31, 1997. This increase was partially offset by slight decreases in FHA, VA, construction and other loans from December 31, 1996 to December 31, 1997. The increase in loans was funded substantially by a portion of the net proceeds from the Company's sale of common stock in April, 1997.

Investment Securities - Investment securities increased $4.4 million or 18.6%, from $23.6 million at December 31, 1996, to $28.0 million at December 31, 1997. This was primarily due to the Company's change in policy of investing surplus cash in an adjustable rate mortgaged-backed mutual fund. At December 31, 1997 93.7% of the fund's assets were invested in qualified thrift investments.

Mortgage-Backed Securities - Mortgage-backed securities increased $35.2 million or 469.3%, from $7.5 million at December 31, 1996, to $42.7 million at December 31, 1997. This increase was funded by an increase in advances from the Federal Home Loan Bank of Dallas of $16.1 million and investment of a portion of the net proceeds from the Company's sale of common stock in April, 1997. The increase was also due to the adoption of a limited wholesale growth strategy of leveraged investing.

     On September 30, 1997, the Company reclassified all of its mortgage-backed securities as available for sale. The Company was able to take advantage of favorable market interest rate conditions to lock in favorable yields resulting in $1.1 million in unrealized gains on mortgage-backed securities at December 31,
1997.   At December 31, 1997 and 1996, all of the Company's
mortgage-backed securities were FHLMC, FNMA, or GNMA issued instruments. FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal Government.


LIABILITIES AND STOCKHOLDERS' EQUITY

General - The Company's deposits, borrowings and equity represent sources of funds. Of these accounts borrowings and equity experienced significant changes from December 31, 1996 to December 31, 1997. The following discussion explains these changes.

Deposits - The Company's deposits decreased $4.6 million or 7.5%, from $61.4 million at December 31, 1996, to $56.8 million at December 31, 1997. Most of the reduction was due to the withdrawal of $3.5 million in passbook savings and certificate of deposit accounts to purchase the Company's common stock on April 1, 1997.

Borrowings - The Company's borrowings consisted entirely of fully amortizing advances from the Federal Home Loan Bank of Dallas which mature between November, 1998 and September, 2002. These borrowings represent the implementation of a limited wholesale growth strategy of leveraged investing. The Company borrows the funds and reinvests the funds in investment and mortgage-backed securities yielding 150 to 200 basis points higher than the cost of the funds. The securities are generally purchased with 80% borrowed funds and 20% of the Company's own cash.

Stockholders' Equity - Stockholders' equity increased $31.2 million or 125.8%, from $24.8 million at December 31, 1996, to $56.0 million at December 31, 1997. The net increase was mainly the result of the influx of $30.8 million in net proceeds from the Company's sale of common stock on April 1, 1997. The increase in stockholders' equity was also due to $1.7 million in net income for the year ending December 31, 1997, and $.4 million from the release and allocation of ESOP shares. Stockholders' equity was also affected by the change in unrealized gain in available for sale securities which increased $.9 million or 100%, from $.9 million at December 31, 1996, to $1.8 million at December 31,
1997.   Stockholders' equity was decreased in 1997 by common stock purchased by the Recognition and Retention Plan Trust in the amount of $2.1 million and by dividends paid by the Company for 1997 totaling $.5 million.



Average Balances, Net Interest Income
                  Average Balances, Net Interest Income, and Yields Earned and Rates Paid
                                           For the Years Ending December 31,
                                   -----------------------------------------------
                                   1997                     1996                    1995
                           Avg.             Avg.    Avg.           Avg.     Avg.            Avg.
                           Bal.     Int.    Rate    Bal.     Int.   Rate    Bal.     Int.   Rate
                          ------   -----   -----   ------   -----  -----   ------   -----   -----
Loans                     46,773   4,085    8.73%  41,443   3,760   9.07%  40,196   3,740   9.29%
Mortgage-Backed
  Securities              28,854   1,841    6.38%   7,368     436   5.92%   6,267     380   6.06%
Investment Securities     25,972   1,724    6.64%  27,430   1,689   6.16%  34,227   2,028   5.93%
Other Interest
  Earning Assets          14,251     697    4.89%   5,049     270   5.35%   2,561     150   5.82%
                          ------   -----           ------   -----          ------   -----
Total Interest
  Earning Assets         115,850   8,347    7.21%  81,290   6,155   7.57%  83,251   6,298   7.52%

Non Interest Earning
  Assets                   5,592                     4864                   4,096
                         -------                   ------                  ------
TOTAL ASSETS             121,442                   86,154                  87,347

Interest Bearing
  Liabilities
Passbooks                 23,735    854    3.60%   23,672    833   3.52%   25,013     880   3.52%
Certificates of Deposits  34,397  1,721    5.00%   36,577  1,836   5.02%   37,397   1,784   4.74%
Borrowings                 7,445    439    5.90%
                          ------  -----            ------  -----           ------   -----
Total Interest Bearing
  Liabilities             65,577  3,014    4.60%   60,249  2,669   4.43%   62,410   2,664   4.29%
Non Interest Bearing
  Liabilities              3,457                    1,393                   1,363
                          ------                   ------                  ------
TOTAL LIABILITIES         69,034                   61,642                  63,773

RETAINED EARNINGS         52,408                   24,512                  23,574
                         -------                   ------                  ------
TOTAL LIABILITIES AND
  RETAINED EARNINGS      121,442                   86,154                  87,347

Net Interest
  Earning Assets          50,273                   21,041                  20,841
Net Interest Income               5,333                    3,486                    3,596
Net Interest Spread                        2.61%                   3.14%                    3.25%
Net Interest Margin                        4.60%                   4.29%                    4.32%


RESULTS OF OPERATIONS

General - The Company reported net income of $1.7 million, $.4 million and $.9 million for the years ended December 31, 1997, 1996 and 1995. The $1.3 million increase was primarily due to an increase in interest income of $2.2 million from December 31, 1996 to December 31, 1997. A one-time savings deposit insurance premium of $.4 million was the main factor in the $.5 million decline in net income from 1995 to 1996.

Interest Income - Interest income increased $2.2 million or 36.1%, from $6.1 million for 1996 compared to $8.3 million in 1997. The most significant contributing factor in this increase was interest on mortgage-backed securities which increased $1.4 million or 350% from 1996 to 1997. This change was due to an increase in the average balance in mortgage-backed securities $21.5 million from 1996 compared to 1997 and an increase in the yield of mortgage-backed securities from 5.92% in 1996 to 6.38% in 1997. This increased yield was due to a lengthening in the maturity of the Company's portfolio of mortgage-backed securities. Longer term instruments tend to yield higher interest rates. The Company invested in securities in 1997 with maturities ranging from 5 years to 30 years. In past years the Company limited its investments in mortgage-backed securities to instruments with maturities of 10 years. While this new strategy does add interest rate risk, the Company feels that its strong liquid and capital position make these type investments safe.

     The yield on loans receivable decreased form 9.07% in 1996 to 8.73% in 1997. This, however, was offset by an increase in the average balance of net loans receivable of $5.4 million from 1996 to 1997 resulting in an increase in interest income from net loans receivable of $.3 million or 7.89%, from $3.8 million in 1996, compared to $4.1 million in 1997.

     Interest income from other interest earning assets increased $.4 million or 133%, from $.3 million for the 12 months ending December 31, 1996, compared to $.7 million for the 12 months ending December 31, 1997. Most of this increase was due to the Company's temporary investment of funds from its April 1, 1997 sale of common stock in overnight Federal Funds and money market accounts. While the yield on other interest earning assets was down from 5.35% in 1996 to 4.89% in 1997, the decrease was significantly offset by the increase in the average investment in other interest earning assets.

Interest Expense - Interest expense increased $.3 million or 11.1%, from $2.7 million in 1996, compared to $3.0 million in
1997.   The primary reason for the increase was the Company's
adoption of a limited wholesale growth strategy involving leverage investing. The resulting advances from the Federal Home Loan Bank of Dallas cost the Company $.4 million in interest expense which was non-existent in prior years. The cost of passbook savings and certificate of deposit funds remained essentially unchanged from 1996 to 1997.

     Interest expense on passbook savings increased $.02 million in 1997 compared to 1996. This was largely due to a slight increase in the average balance. In the first quarter of 1997 passbook savings increased to $27.6 million as some of the funds designated to purchase the Company's common stock was deposited in existing customer accounts. Upon the sale of common stock approximately $3.1 million in passbook savings funds were used to purchase common stock.

Provision for Loan Losses -The Company had a provisions for loan loss of $.03 million in 1997 compared to $.06 million and $.01 million for the years ending December 31, 1996 and 1995. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on a quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral. Management targets a certain percentage of the entire mortgage portfolio given the current economic conditions at which the general valuation allowance is deemed adequate. The Association employs the reserve method of accounting for its general and specific valuation allowances for loan losses. For the twelve months ended December 31, 1997 and 1996 the above-mentioned provisions were necessary to bring the general valuation allowance in line with management's targets due to growth in the mortgage portfolio.

Non-Interest Income - Non-interest income increased $.14 million in 1997 to $.07 million, compared to $(.07) million in the twelve months ended December 31, 1996. The one major contributing factor to this difference was the gain on sale of investments in 1997 of $.05 million in 1997 compared to the loss on sale of investments in 1996 of $.1 million.

Other Expenses - Other expenses decreased $.04 million or 1.5%, from $2.75 million for the twelve months ended December 31, 1996, compared to $2.71 million for the twelve months ended December 31,
1997.   The absence of the one time $.4 million Savings
Associations Insurance Fund (SAIF) recapitalization premium assessed in 1996 was largely offset by an increase in compensation and employee benefits which was due to the implementation of the Employee Stock Ownership Plan (ESOP) and the Management Recognition and Retention Plan. The
ESOP replaced the Company's Simplified Employee Pension
(SEP) which served as the Company's pension plan for the last 4 years. The Company is accounting for the ESOP expense in accordance with Statement of Position 93-6 as published by the American Institute of Certified Public
Accountants (AICPA).

     Federal Insurance premiums decreased $.1 million or 71.41%, from $.14 million in 1996, compared to $.04 million in 1997 due to the lowering of deposit insurance rates instituted by the Federal Deposit Insurance Corporation for those financial institutions belonging to the SAIF. The overall expenses increased due to the Company's conversion from the mutual form of organization to a stock organization. Such increases occurred in areas such as legal fees, printing and paper costs.



                      INTEREST RATE/VOLUME ANALYSIS
                 -------------------------------------
                     12/31/97 to 12/31/96    12/31/96 to 12/31/95
                     Rate    Volume  Total   Rate    Volume  Total
Interest Income
  Loans              (141)    466     325     (56)     76      20
  MBS                  34   1,371   1,405      (9)     65      56
  Invest              132     (97)     35      79    (418)   (339)
  Other               (23)    450     427     (12)    132     120
                     ----   -----   -----     ----   ----    -----
Total                   1   2,190   2,192       2    (145)   (143)

Interest Expense
  Passbook             19       2      21       -     (47)    (47)
  Certificates        ( 6)   (109)   (115)     93     (30)     63
  Borrowings                  439     439       -       -       -
                      ----    ---     ---     ---    ----     ---
Total                  13     332     345      93    ( 77)     16

Increase/(Decrease)
 in Net Interest      (11)  1,858   1,847    ( 91)    (68)   (159)
 Income


LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the Company's ability to meet its short term obligations with ready cash. The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 5% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments and deposits in other financial institutions as well as U.S. Government and Agency securities. As of December 31, 1997, the Company's liquidity stood at 70.8% or $48.7 million in excess of the minimum requirement.

Guaranty Savings & Loan Association, the Company's wholly owned subsidiary, is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk based capital (8.0%). As of December 31, 1997, the Association's tangible and core capital amounted to $35.9 million or 31.8% of adjusted total assets, while the Association's risk based capital was $35.9 million or 79.0% of total adjusted risk weighted assets.

Laporte, Sehrt, Romig & Hand

To The Board of Directors
GS Financial Corp. and Subsidiaries

Independent Auditor's Report

     We have audited the accompanying consolidated balance sheet of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 1997 and 1996, and the related consolidated statement of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




A Professional Accounting Corporation


February 17, 1998
Metairie, LA.

A Professional Accounting Corporation
800 Two Lakeway Center, 3850 N. Causeway Blvd. Metairie, LA 70002
PH  (504) 835-5522
FAX (504) 835-5535

















                             GS FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                  ASSETS

                                                  December 31,
                                               -----------------
                                                1997        1996
                                               -----------------
CASH AND CASH EQUIVALENTS
 Cash and Amounts Due from
   Depository Institutions                  $    376    $   329
 Interest-Bearing Deposits in Other Banks      1,186      1,212
 Federal Funds Sold                            1,050      6,050

   Total Cash and Cash Equivalents             2,612      7,591

Securities Available-for-Sale,
  at Fair Value                               27,974     23,566
Mortgage-Backed Securities
  Available-for-Sale, at Fair Value           42,721         -
Mortgage-Backed Securities Held-to-
  Maturity - Fair Value of
  $7,296 at December 31, 1996                     -       7,520
Loans, Net                                    53,588     44,125
Accrued Interest Receivable                      587        536
Premises and Equipment, Net                    2,715      2,752
Real Estate Held-for-Investment                  218         93
Stock in Federal Home Loan Bank, at Cost         884        728
Prepaid Income Tax                                -         398
Deferred Charges                                  46         24
Other Assets                                      51        217
                                             -------     ------
   Total Assets                             $131,396    $87,550
                                             =======     ======

The accompanying notes are an integral part of these financial statements.




















                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 December 31,
                                             ------------------
                                             1997          1996
                                             ------------------
LIABILITIES
Deposits                                 $  56,822      $61,421
Advance Payments by Borrowers
  for Taxes and Insurance                      899          529
FHLB Advances                               16,157           -
Accrued Interest - FHLB Advances                83           -
Accrued Income Tax                              92           -
Deferred Income Tax                          1,178          715
 Other Liabilities                             118          106
                                            ------       ------
   Total Liabilities                        75,349       62,771

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value;
  5,000,000 Shares Authorized  - 0 -
Shares Issued and Outstanding                   -            -
Common Stock - $.01 Par Value;
  20,000,000 Shares Authorized
3,438,500 Shares Issued and Outstanding         34           -
Additional Paid-in Capital                  33,658           -
Unearned ESOP Shares                        (2,516)          -
Unearned RRP Trust Stock                    (2,076)          -
Retained Earnings                           25,089       23,862
Unrealized Gain on Securities
  Available-for-Sale, Net of
  Applicable Deferred Income Tax             1,858          917
                                            ------       ------
   Total Stockholders' Equity               56,047       24,779
                                           -------       ------
   Total Liabilities and
     Stockholders' Equity                $ 131,396      $87,550
                                           =======       ======

The accompanying notes are an integral part of these financial statements.
















                             GS FINANCIAL  CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in Thousands)


                                        For The Years Ended
                                            December 31,
                               -----------------------------------
                                   1997         1996         1995
                               -----------------------------------
INTEREST INCOME
    Loans Receivable           $   4,085    $   3,760    $   3,740
    Investment Securities          1,724        1,689        2,028
    Mortgage Backed Securities     1,841          436          380
    Dividends on Federal Home
      Loan Bank Stock                 47           41           43
    Other Interest Income            650          229          107
                                   -----        -----        -----
         Total Interest Income     8,347        6,155        6,298
                                   -----        -----        -----
INTEREST EXPENSE
    Deposits                       2,575        2,669        2,653
    Advances from Federal Home
      Loan Bank                      439           -            -
                                   -----        -----        -----
         Total Interest Expense    3,014        2,669        2,653
                                   -----        -----        -----
NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES      5,333        3,486        3,645

PROVISION FOR LOAN LOSSES             28           59           12
                                   -----        -----        -----
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES      5,305        3,427        3,633
                                   -----        -----        -----
NON INTEREST INCOME
    Gain (Loss) on Sale of
      Investments                     53         (100)          -
    Other Income                      20           26            8
                                   -----        -----        -----
             Total Other Income       73          (74)           8

NON INTEREST EXPENSE
 Compensation and Employee
   Benefits                        1,923        1,579        1,577
 Advertising                          33           38           37
 Office Supplies, Telephone
   and Postage                        91           83           79
 Net Occupancy Expense               308          293          258
 SAIF Recapitalization Premium        -           413           -
 Legal Fees                           35            7           10
 Audit and Consulting Fees            53           56           38
 Supervisory Fees                     56           47           47
 Federal Insurance Premiums           38          140          147
 Data Processing Expense              65           67           69
 Real Estate Owned Expense - Net       8           (3)        (11)
 Other                                98           27           58
                                   -----        -----        -----
   Total Other Expenses            2,708        2,747        2,289
                                   -----        -----        -----
INCOME BEFORE FEDERAL INCOME
 TAX EXPENSE                       2,670          606        1,352

INCOME TAX EXPENSE                 1,000          201          480
                                   -----        -----        -----
NET INCOME                       $ 1,670       $  405       $  872
                                   =====          ===          ===

EARNINGS PER SHARE - BASIC       $   .53       $   -        $   -
EARNINGS PER SHARE - DILUTED     $  0.53

The accompanying notes are an integral part of these financial statements.


GS FINANCIAL CORP.CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended December 31, 1997, 1996, and 1995
(Dollars in Thousands)
                                                                            Unrealized
                                                                         Gain on Securities
                                                                         Available for Sale,
                               Additional  Unearned  Unearned             Net of Applicable       Total
                      Common    Paid-in      ESOP   RRP Trust  Retained       Deferred        Stockholders'
                       Stock    Capital     Shares    Stock    Earnings     Income Tax            Equity

BALANCES AT
DECEMBER 31, 1994     $   -    $     -     $    -    $    -    $ 22,585       $  254            $  22,839

Net Income
Year Ended
December 31, 1995                                                   872                               872

Increase in
Unrealized Gain
on Securities                                                                     235                 235
                      ------      -----      -----     -----      -----         -----              ------
BALANCES AT
DECEMBER 31, 1995                                                23,457           489              23,946

Net Income
 Year Ended
 December 31, 1996                                                  405                               405

Increase in
 Unrealized Gain                                                                  428                 428
 on Securities

BALANCE AT            ------      -----      -----     -----     ------         -----              ------
 DECEMBER 31, 1996                                               23,862           917              24,779

Common Stock
 Issued in
 Conversion               34     33,530     (2,751)                                                30,813

Common Stock
 Released by                        128        235                                                    363
 ESOP Trust

Common Stock
 Acquired by
 Recognition and
 Retention Trust                                     (2,076)                                       (2,076)

Dividends Declared                                                 (443)                             (443)

Net Income
 Year Ended
 December 31, 1997                                                1,670                             1,670

Increase in
 Unrealized Gain
 on Securities                                                                    941                 941

BALANCES AT           ------     ------      -----    -----      ------         -----              ------

 DECEMBER 31, 1997   $    34  $  33,658  $  (2,516) $(2,076)   $ 25,089      $  1,858          $   56,047
                     =======  =========  ========== ========   ========      ========          ==========

The accompanying notes are an integral part of these financial statements.











                         GS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                              For the Years Ended
                                               December 31,
                                       1997        1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                            $  1,670   $  405   $  872
 Adjustments to Reconcile Net Income
  to Net Cash
  Provided by Operating Activities:
   Depreciation                             135      125      128
   Discounts Accretion Net
    of Premium Amortization                  (8)    (331)    (857)
   Provision for Losses                      28       59       12
   Loss on Sale of Loans                      6       -         -
   Loss on Disposal of Fixed Assets          -        -         6
   Dividend on ARM Fund                    (280)      -         -
   ESOP Expense                             363       -         -
   RRP Expense                               92       -         -
   (Gain) Loss on Sale of Foreclosed
     Real Estate                              8       (7)     (11)
   (Gain) Loss on Sale of Investments       (53)     100        -
   (Increase) Decrease in Prepaid
     Income Taxes                           398     (376)       2
   Deferred Income Tax                      (22)     198       19
   Changes in Operating Assets
   and Liabilities:
    (Increase) in Accrued
      Interest Receivable                   (51)     (30)     (11)
    (Increase) Decrease in
      Deferred Charges                      (22)      (2)       4
    Increase in Accrued Income Tax           92       -         -
    Increase (Decrease) in
      Other Liabilities                     (80)    (141)     281
    Increase in Accrued Interest
      on FHLB Advances                       83       -         -
    (Increase) Decrease in
      Other Assets                          166     (174)       2
                                            ---     -----     ---
     Net Cash Provided by (Used in)
     Operating Activities                 2,525     (174)     447

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Decrease in Time Deposits               -        -       113
 Purchase of Held-to-Maturity Securities     -        -   (31,811)
 Proceeds from Maturities of Held-to
  -Maturity Securities                       -        -    34,800
 Proceeds from Sale of Held-to-Maturity
   Securities                                -     6,888        -
 Purchase of Available-for-Sale
   Securities                           (12,347) (20,458)  (2,139)
 Proceeds from Maturities of
   Available-for-Sale Securities         10,300   25,000    2,800
 Purchases of Mortgage-Backed
   Securities                           (38,440)  (3,065)    (866)
 Proceeds from Maturities of
   Mortgage-Backed Securities             4,310    1,908      563
 (Purchase) of ARM Mutual Fund          (12,482)    (754)    (302)
 Proceeds from Sales of Available-
   for-Sale Securities                   10,815       -         -
 Loan (Originations) or Principal
   Repayments - Net                      (9,496)  (4,296)     141
 Purchases of Premises and Equipment        (92)    (201)    (255)
 Proceeds from Sales of Foreclosed
   Real Estate                                7       46       83
 Investment in Foreclosed Real Estate       (15)     (15)     (58)
 Purchase of Federal Home Loan Bank Stock  (110)      -         -
 Non-Cash Dividend - FHLB                   (46)     (41)     (43)
 Investment in Real Estate Held-
   for-Investment                          (130)      (4)       -
                                           -----    -----    -----
     Net Cash Provided by (Used in)
     Investing Activities               (47,726)   5,008    3,026

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds from Sale
   of Common Stock                       33,564       -         -
 Purchase of ESOP Shares                 (2,751)      -         -
 Advances from Federal Home Loan Bank    17,320       -         -
 Payments on Advances from Federal
   Home Loan Bank                        (1,163)      -         -
 Payment of Cash Stock Dividends           (443)      -         -
 Purchase of Stock for Recognition
   and Retention Plan                    (2,076)      -         -
 Net Increase (Decrease) in Deposits     (4,599)     476   (3,697)
 Net Increase (Decrease) on
   Non-Interest Bearing Deposits            370      (75)     (42)
                                         -------   ------   ------
    Net Cash Provided by (Used in)
    Financing Activities                 40,222      401   (3,739)
                                         ------     ----   -------
NET INCREASE (DECREASE)
IN CASH AND CASH                         (4,979)   5,235     (266)
 EQUIVALENTS

CASH AND CASH EQUIVALENTS
   - Beginning of Year                    7,591    2,356    2,622
                                         ------    -----    -----
CASH AND CASH EQUIVALENTS
   - End of Year                         $2,612   $7,591   $2,356
                                          =====    =====    =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash Paid During the Year for:
  Interest                               $2,931   $2,679   $2,664
  Income Taxes                              727      270      459
 Loans Transferred to Foreclosed
    Real Estate During the Year              15       -        69
 Premises and Equipment
    (Former Branch Location) Transferred
    to Real Estate Held-for-Investment
  at Cost Net of Accumulated Depreciation    -        -        95
 Unrealized Gain on Securities
   Available-for-Sale Credited to
   Equity Capital as a Result of the
   Adoption of SFAS 115                   2,815    1,390      741

The accompanying notes are an integral part of these financial statements.

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
     GS Financial Corp. (the "Company") was organized as a Louisiana corporation on December 24, 1996 for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association") in anticipation of converting the Subsidiary from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. Other than steps related to the reorganization described below, the Company was essentially inactive until April 1, 1997, when it acquired the Association in a business reorganization of entities under common control in a manner similar to a pooling of interest. The acquired Association became a wholly owned subsidiary of the Company as part of the conversion through the exchange of 1,000 shares of common stock which consists of 100 percent of the outstanding stock of the Association. The Association operates in the savings and loan industry and as such provides financial services primarily to individuals, mainly through the origination of loans on one to four family residences, and the acceptance of deposits in the form of passbook savings and certificates of deposit.

     The Association is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.

     The accompanying financial statements for 1997 are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination.

PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Savings and Homestead Association. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

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

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as integral part of their examination process, periodically review the Association's allowances for losses on loans and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     All dollar amounts on the financial statements and within the footnotes of the financial statements are in thousands, and the zeros have been omitted.

INVESTMENT SECURITIES
     Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

MORTGAGE-BACKED SECURITIES
     Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. During 1997, the Association transferred securities from the held-to-maturity category to the available-for-sale category. Unrealized gains and losses on mortgage-backed securities are recognized as direct increases or decreases in stockholders' equity. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

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

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Residential mortgage loans and consumer installment loans are considered to be groups of smaller balance homogeneous loans and are collectively evaluated for impairment and are not subject to SFAS 114 measurement criteria.

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

     Property and equipment acquired after 1986 are depreciated under accelerated methods.

     When these assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is reflected in income for the period.

FORECLOSED REAL ESTATE
     Foreclosed real estate includes real estate acquired in settlement of loans. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Association's cost or the asset's fair value, less estimated selling costs, which becomes the property's new basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated selling costs. Costs incurred in maintaining foreclosed real estate are included in income (loss) or foreclosed real estate.

REAL ESTATE HELD-FOR-INVESTMENT
     Real estate held-for-investment consists of a former branch location of the Association and is carried at amortized costs.

INCOME TAXES

     The Company and its wholly-owned subsidiary file a consolidated federal income tax return on a calendar year basis.

     Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

     Guaranty Savings and Homestead Association is exempt from Louisiana income tax.

STATEMENTS OF CASH FLOWS
     The Association considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks and Federal funds sold to be cash equivalents for purposes of the statements of cash flows.

NON-DIRECT RESPONSE ADVERTISING COSTS
     The Association expenses advertising costs as incurred.
Advertising cost were $33,000, $38,000, and $37,000 at December
31, 1997, 1996, and 1995, respectively.

RECLASSIFICATIONS
     Certain reclassifications of previously reported amounts have been made to conform with 1997 presentation. Such reclassifications had no effect on net income.

ACCOUNTING STANDARDS NOT YET ADOPTED
     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise
 (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition.
Adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

NOTE B
POOLING OF INTEREST
     Details of the unaudited results of operations of the previously separate entities for the periods prior to the combination (January 1, 1997 - March 31, 1997) follows (in thousands):

                                                       Guaranty
                                                      Savings and
                                                       Homestead
                                      GS Financial    Association

Operating Income                         $ -           $   1,685

Net Income                               $ -           $     308

     As discussed in Note A, GS Financial Corp. had essentially no activity prior to April 1, 1997, the acquisition date. The proforma data reflects certain estimated values and assumptions. Proforma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the pooling occurred at the beginning of the fiscal years, or of the results which may occur in the future.
NOTE C
INVESTMENT SECURITIES
     Securities available-for-sale consist of the following
(in thousands):

                                      	Gross       Gross
                         Amortized  Unrealized  Unrealized  Fair
December 31, 1997           Cost      	Gains       Losses    Value
U. S. Government
  and Federal Agencies    $ 12,380  $   283      $   -    $ 12,663
Adjustable Rate Mortgage
  Mutual Fund               13,817       -           16     13,801
FHLMC Common Stock              35    1,475          -       1,510
                            ------    -----          ---    ------
                          $ 26,232  $ 1,758      $   16   $ 27,974
                            ======    =====         ===     ======

                                      Gross       Gross
                         Amortized  Unrealized  Unrealized  Fair
December 31, 1996           Cost      	Gains       Losses    Value

U. S. Government
  and Federal Agencies    $ 21,085  $   437      $   4    $ 21,518
Adjustable Rate Mortgage
  Mutual Fund                1,056       -           1       1,055
FHLMC Common Stock              35      958         -          993
                            ------    -----        ---      ------
                          $ 22,176  $ 	1,395      $   5    $ 23,566
                            ======    =====        ===      ======

The following is a summary of maturities of securities available-for-sale (in thousands):

                                           December 31,
                                   1997              1996
                               Securities         Securities
                           Available-for-Sale  Available-for-Sale
                           Amortized     	Fair   Amortized  Fair
                             Cost        Value    	Cost     Value
 Amounts Maturing in:
   One Year or Less       $  14,852  $ 16,314  $  6,387  $  7,356
   After One Year
     Thru Five Years          3,805     3,909    12,289    12,525
   After Five Years
     Thru Ten Years           7,575     7,751     3,501     3,685
                             ------    ------    ------    ------
                          $  26,232  $ 27,974  $ 22,177  $ 23,566
                             ======    ======    ======    ======

     The Association is holding various securities in the amount of $3,210,000 which are callable from 1998 to 2000.

     Accrued interest receivable on available-for-sale investment securities at December 31, 1997 was $156,000. Accrued interest receivable on available-for-sale investment securities at December 31, 1996 was $311,000.

     During 1997, the Association sold investment securities available-for-sale with a book value of $10,762,000 for $10,815,000. This resulted in gross realized gains of $63,000, and gross realized losses of $10,000. During 1996, the Association sold investment securities held-to-maturity with a book value of $6,988,000 for $6,888,000. This resulted in gross realized gains of $0, and gross realized losses of $100,000.

     During 1996, the Association transferred securities from the held-to-maturity category to the available-for-sale category. The amortized costs of the transferred securities was $18,650,000 and the related unrealized gain was $185,000.

     Included in other assets are two equity securities being carried at cost of $27,000. The fair market for these securities approximates cost.


NOTE D
MORTGAGE-BACKED SECURITIES

     During 1997, the Association transferred mortgage-backed securities from the held-to-maturity category to the available-for-sale category. The amortized costs of the transferred securities was $43,854,000 and the related unrealized loss was $611,000.

     Mortgage-backed securities consist of the following (in thousands):

                                      Gross       Gross
                         Amortized  Unrealized  Unrealized  Fair
  December 31, 1997        Cost       Gains       Losses    Value

     FNMA                $ 17,054   $    320      $ 269  $ 17,105
     FHLMC                 10,659        582         39    11,202
     GNMA                  13,935        797        318    14,414
                           ------      -----        ---    ------
                         $ 41,648   $  1,699      $ 626  $ 42,721
                           ======      =====        ===    ======


                                       Gross       Gross
                          Amortized  Unrealized  Unrealized  Fair
   December 31, 1996        Cost       Gains       Losses    Value

     FNMA                $  2,980   $      1      $  78  $  2,903
     FHLMC                  4,540          4        151     4,393
                            -----        ---        ---     -----
                         $  7,520   $      5      $ 229  $  7,296
                            =====        ===        ===     =====

     At December 31, 1997, mortgage-backed securities are classified as available-for-sale, and are reported on the financial statements at their fair value. At December 31, 1996, mortgage-backed securities were classified as held-to-maturity, and were reported on the financial statements at their amortized cost.

     The amortized cost and fair value of mortgage-backed securities at December 31, 1997 and December 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


                                              Amortized      Fair
   December 31, 1997                            Cost         Value
     Mortgage-Backed Securities Maturing:
          In One Year or Less                $     918   $   1,009
          After One Year Thru Five Years         6,861       6,874
          After Five Years Thru Ten Years        6,333       6,591
          After Ten Years                       27,536      28,247
                                                ------      ------
                                             $  41,648   $  	42,721
                                                ======      ======


                                              Amortized      Fair
   December 31, 1996                            Cost         Value
     Mortgage-Backed Securities Maturing:
          In One Year or Less                $      87   $      88
          After One Year Thru Five Years         4,183       4,047
          After Five Years Thru Ten Years          971         967
          After Ten Years                        2,279       2,194
                                                 -----       -----
                                             $   7,520   $   7,296
                                                 =====       =====

     There were no sales of mortgage-backed securities in 1997, 1996 or 1995.






















NOTE E
LOANS
     Loans at December 31, 1997, and December 31, 1996 are summarized as follows (in thousands):

                                                   December 31,
                                                   ------------
                                                  1997      1996
Loans Secured by First Mortgages
  on Real Estate:
     One to Four Family Residential           $  52,528  $  42,660
     FHA and VA                                     358        511
     Construction                                    99        298
     Commercial Real Estate                         471        430
     Other                                          123        145
                                                 ------     ------
          Total Real Estate Loans                53,579     44,044

Consumer Loans
     Second Mortgage                                172        273
     Loans on Deposits                              244        183
                                                 ------     ------
                                                 53,995     44,500
                                                 ------     ------
Allowance for Loan Losses                          (410)     (382)

Net Deferred Loan Origination Costs                   3          7
                                                 ------     ------
                                              $  53,588  $  44,125
                                                 ======     ======

     An analysis of the allowance for loan losses as follows (in thousands):

                                               Years Ended
                                               December 31,
                                          1997     1996      1995

          Balance, Beginning of Year   $   382   $  323   $   345
          Provision for Losses              28       59        12
          Loans Charged Off                -        -         (34)
                                       -------   ------    -------
          Balance, End of Year         $   410   $  382   $   323
                                       =======   ======   =======













     Fixed rate loans receivable as of December 31, 1997 are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

                                      Under   One    Six     GT
                                      One   to Five  to Ten  10
                                      Year   Years   Years   Years

   Loans Secured by 1 - 4
   Family Residential:
            Fixed Rate              $  76  $ 3,921  $	7,754 $41,406
   Other Loans Secured by
   Real Estate
            Fixed Rate                  1      172     169     252
   All Other Loans                    244       -       -	       -
                                    -----   ------  ------ -------
                                   $  321  $ 4,093  $	7,923 $41,658
                                    =====   ======  ====== =======

     At December 31, 1997 and December 31, 1996, the Association had loans totaling approximately $318,000, and $398,000, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $141,000 and $160,000 at December 31, 1997 and December 31, 1996, respectively. The amount of interest income that would have been recorded on loans in nonaccrual status at December 31, 1996, had such loans performed in accordance with their terms, was approximately $19,000. Such interest foregone for the year ended December 31, 1997 was approximately $19,000.

     In the ordinary course of business, the Association has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Association. Loans to such borrowers are summarized as follows (in thousands):


                                             December 31,
                                          1997          1996

Balance, Beginning of Year           $     179     $     224
Additions                                1,087          -
Payments and Renewals                     (207)          (45)
                                      ---------     ---------
Balance, End of Year                 $   1,059     $     179
                                      =========     =========

     The Association's lending activity is concentrated within the metropolitan New Orleans area, with its major emphasis in the origination of permanent single-family dwelling loans. Such loans comprise the majority of the Association's loan portfolio.


NOTE F
ACCRUED INTEREST RECEIVABLE
     Accrued interest receivable at December 31, 1997 and December 31, 1996 consists of the following (in thousands):

                                           December 31,
                                        1997          1996

Loans                               $    197      $    189
Mortgage-Backed Securities               234            36
Investments and Other                    156           311
                                      ------        ------
              Totals                $    587      $    536
                                      ======        ======
NOTE G
PREMISES AND EQUIPMENT
     A summary of premises and equipment follows (in thousands):

                                           December 31,
                                        1997          1996

Land                                $    781      $    781
Buildings and Improvements             2,066         2,063
Furniture, Fixture and Equipment         473           384
                                     -------      --------
                                       3,320         3,228
Accumulated Depreciation and
  Amortization                          (605)         (476)
                                     -------      --------
                                    $  2,715      $  2,752
                                     =======      ========

     Depreciation expense for the years ended December 31, 1997, 1996, and 1995 was approximately $129,000, $119,000, and $128,000, respectively.

NOTE H
REAL ESTATE HELD-FOR-INVESTMENT
     Real estate held-for-investment consists of a former branch location as summarized below (in thousands):

                                             December 31,
                                          1997         1996
                                      ---------------------
Land                                  $    200      $    70
Building and Improvements                  118          117
                                       -------       ------
                                           318          188
Accumulated Depreciation                  (100)         (94)
                                       -------       ------
                                           218           93
Allowance for Losses                        -            -
                                       -------       ------
                                      $    218      $    93
                                       =======       ======


     Depreciation expense for each of the years ended December 31, 1997, 1996, and 1995 was $6,000.

     The Association currently leases this property on a month-to-month basis for $1,600 per month. Total rental income recognized was approximately $20,000 and $15,000 for the years ended December 31, 1997 and December 31, 1996, respectively. For the year ended December 31, 1995, the facility was not leased as it was the home to one of the Association's branches which was closed in early 1996.

     On February 12, 1998, the Board authorized the Association to sell this property to the Company at its fair value. It is the intention of the Company's management to hold this property for future investment opportunities.

NOTE I
DEPOSITS
     Deposit account balances at December 31, 1997, and December
31, 1996 are summarized as follows:

                                         Years Ended December 31,
                   Weighted              ------------------------
                Average Rate at       1997             1996
                 -----  -----    ------ -------    ------  -------
              12/31/97 12/31/96  Amount Percent    Amount  Percent
                 -----  -----    ------ -------    ------  -------
Balance by Interest Rate:
Regular Savings
 Accounts        3.50%  4.00%  $ 22,314  39.30%  $ 25,088  40.85%
  Certificate of
   Deposit       5.18%  5.18%    34,508  60.70     36,333  59.15
                                 ------  -----     ------  -----
                               $ 56,822 100.00%  $ 61,421 100.00%
                                 ====== ======     ====== ======
Certificate Accounts
 Maturing
  Under 12 months              $ 26,531  76.90%  $ 29,881  82.24%
  12 months to 24 months          5,586  16.20      4,995  13.75
  24 months to 36 months          2,303   6.67      1,328   3.65
  36 months to 48 months              6   0.02        109   0.30
  48 months to 60 months             82   0.21         20   0.06
                                 ------  -----     ------  -----
                               $ 34,508 100.00%  $ 36,333 100.00%
                                 ====== ======     ====== ======

     The aggregate amount of certificates with a minimum balance of $100,000 was approximately $2,281,000 and $2,929,000 at
December 31, 1997 and 1996, respectively.








     Interest expense for each of the following periods is as follows (in thousands):

                                               Years Ended
                                               December 31,
                           1997          1996         1995

Certificates           $  1,721      $  1,836     $  1,773
Passbook Savings            854           833          880
                          -----         -----        -----
                       $  2,575      $  2,669     $  	2,653
                          =====         =====        =====

     The Association held deposits of approximately $530,000 and $1,025,000 for officers and directors at December 31, 1997 and 1996, respectively.

NOTE J
ADVANCES FROM FEDERAL HOME LOAN BANK
     Pursuant to collateral agreements with the Federal Home Loan
Bank (FHLB), advances are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized in 1997 and 1996, respectively, was $439,000 and $-0-.

Advances at December 31, 1997 consisted of the following (in thousands):

          Contract Rate               Advance Total

          5.00% to 5.99%                    4,299
          6.00% to 6.99%                   11,858
                                           ------
                                         $ 16,157
                                           ======

Maturities of Advances at December 31, 1997 for each of the next five years are as follows (in thousands):

         Year Ending December 31           Amount
         -----------------------           ------
                1998                     $    919
                1999                        3,523
                2000                        5,842
                2001                          907
                2002                        4,966
                                           ------
                                         $ 16,157
                                           ======









NOTE K
INCOME TAX EXPENSE
     The provision for income taxes for 1997, 1996 and 1995 consists of the following (in thousands):

                                                   Years Ended
                                                   December 31,
                                               ------------------
                                                1997   	1996  1995
                                                ----   ----  ----
          Current Federal Tax Expense        $   978 $    4 $ 439
          Deferred Federal Tax Expense            22    197    41
                                              ------    ---   ---
                                             $ 1,000 $  201 $ 480
                                              ======    ===   ===

     The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

                                                   Years Ended
                                                   December 31,
                                               ------------------
                                                1997   1996  1995
                                               ------------------
Expected Tax Provision at a 34% Rate           $ 908  $ 206 $ 460
Expected State Corporate Tax                      41     -     	-
Effect of Tax-Exempt Income                       (3)    (3)   (2)
Effect of Net Loan and R/E/O
  Losses Charged Directly to Tax
  Bad Debt Reserve                                38     33    36
  Other                                           16    (35)  (14)
                                                -----   ---   ---
                                            $  1,000  $ 201 $ 480
                                               =====    ===   ===

     Deferred tax liabilities have been provided for taxable or deductible temporary differences related to unrealized gains on available-for-sale securities, deferred loan costs, depreciation and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for taxable or deductible temporary differences related to the reserves for uncollected interest and late charges, deferred loan fees, allowance for loan losses, the allowance for losses on foreclosed real estate and the allowance for losses on real estate held-for-investment. The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components (in thousands):








                                                   1997   1996

     Deferred Tax Assets
       Recognition and Retention Plan            $   31 $   -
       Employee Stock Option Plan                    21     -
       Other                                         10     12
                                                    ---    ---
         Total Deferred Tax Assets                   62     12
                                                    ===    ===

                                                   1997   1996
          Deferred Tax Liabilities
            FHLB Stock                               77     61
            Market Value Adjustment
             to Available-for-Sale Securities       957    473
            Allowance for Loan Losses               195    188
            Other                                    11      5
                                                    ---    ---
              Total Deferred Tax Liabilities      1,240    727
                                                  -----    ---
            Deferred Tax Liabilities
            - Net of Deferred Tax Assets         $1,178  $ 715
                                                  =====    ===

     Included in retained earnings at December 31, 1997, and December 31, 1996 is approximately $3,832,000 and $3,282,000, respectively, in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $1,303,000 and $1,116,000 for December 31, 1997 and 1996,
respectively.

NOTE L
EMPLOYEE STOCK OWNERSHIP PLAN

     During 1997, GS Financial Corp. instituted an employee stock ownership plan (the "ESOP") that covers all employees of Guaranty Savings and Homestead Association who have completed one year of service and have attained the age of 21. The ESOP purchased the statutory limit of eight percent of the shares offered in the initial public offering of the Company (275,080 shares). This purchase was facilitated by a loan from the Company to the ESOP in the amount of $2,750,000. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the statements of financial condition.
The corresponding note is to be paid back in 40 equal quarterly payments of $103,000 on the last business day of each quarter, beginning June 30, 1997 at the rate of 8.5%. The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

     The Association may contribute to the plan, in the form of debt service, at the discretion of its board of directors. Dividends received on ESOP shares are either utilized to service the debt or credited to participant accounts at the discretion of the trustees of the Plan. Shares are released for allocation to plan participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to plan participants and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.

     As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-in Capital.

     For 1997, ESOP compensation expense was approximately
$363,000. The ESOP shares as of December 31, 1997 were as follows:


          Allocated Shares                              23,465
          Shares Released for Allocation                    -
          Unreleased Shares                            251,615
                                                       -------
          Total ESOP Shares                            275,080
                                                       =======
          Fair Value of Unreleased Shares
          at December 31, 1997 (in thousands)        $   5,254
                                                       =======

NOTE M
PENSION PLAN

     The Association established a Simplified Employee Pension
(SEP) plan in 1993, covering substantially all employees. The plan was terminated during 1997 when the Employee Stock Ownership
Plan was implemented.

     The plan (SEP) was funded prior to 1997 at 12% of total compensation of plan participants. The total expense amounted to $0, $140,000 and $128,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

NOTE N
RECOGNITION AND RETENTION PLAN

     On October 15, 1997, the Company established a Recognition and Retention Plan as an incentive to retain personnel of experience and ability in key positions. The Company approved a total of 137,540 shares of stock to be acquired for the plan, of which 125,032 shares have been allocated for distribution to key employees and directors. As of December 31, 1997, 120,000 shares have been acquired.

     Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of plan share award for any reason, the recipient shall forfeit the right to any shares subject to the award which have not been earned. The total cost associated with the plan is based on $17.18, the market price of the stock as of the date on which the plan shares were granted. This cost is being amortized over five years. For 1997, compensation expense pertaining to the Recognition and Retention plan was $91,000.

     As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

NOTE O
STOCK OPTION PLAN

     In 1997, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 343,850 shares, or ten percent, of the total number of shares of common shares sold in the Company's initial public offering of its common stock. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

     The stock option plan also permits the granting of Stock
Appreciation Rights ("SAR's"). SAR's entitle the holder to receive, in the form of cash or stock, the increase in the fair value of Company stock from the date of grant to the date of exercise. No SAR's have been issued under the plan.

The following table summarizes the activity related to stock options:

                                  Exercise   Available    Options
                                    Price    for Grant Outstanding
                               ----------------------------------
     At Inception                  $ 17.18    343,850           -
     Granted                                 (275,079)     275,079
     Canceled                                      -            -
     Exercised                                     -            -
                                              -------      ------
At December 31, 1997                           68,771      275,079
                                              =======      =======

     In October, 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the disclosure of the compensation cost for stock-based incentives granted after January 31, 1995 based on the fair value at grant date for awards. Applying SFAS 123 would result in pro forma net income and earnings per share amounts as follows:




                                         1997
                                         ----
          Net Income (In thousands)
          As Reported                  $1,670
          Pro forma                    $1,460

                                         Basic     Diluted
                                         -----     -------
     Earnings per Share
          As Reported                     $.53        $.53
          Pro forma                        .47         .47


     The fair value of each option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for 1997 grants: dividend yields of 1.59 percent; expected volatility of 16.2 percent; risk-free interest rate of 6.14 percent; and expected lives of 9.9 years for all options.

NOTE P
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
(FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND
ENFORCEMENT ACT OF 1989 (FIRREA)

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

     FIRREA was signed into law on August 9, 1989. Regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestments grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

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

The following table sets out the Association's various regulatory capital categories at December 31, 1997, and December 31, 1996.

                             1997                  1996
                      Dollars   Percentage   Dollars   Percentage
                             (Thousands)         (Thousands)

Tangible Capital      $ 35,930    31.82%   $  23,862      27.26%
Tangible Equity       $ 35,930    31.82%   $  23,862      27.26%
Core/Leverage Capital $ 35,930    31.82%   $  23,862      27.26%
Tier 1 Risk-Based
     Capital          $ 35,930    78.82%   $  23,862      78.46%
Total Risk-Based
     Capital          $ 35,981    78.93%   $  24,084      79.19%

     As of December 31, 1997, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be "well capitalized", the Association must maintain minimum leverage capital ratios and minimum amounts of capital to "risk weighted" assets, as defined by banking regulators.

NOTE Q
REGULATORY CAPITAL

     The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.



























                               Net Income             Capital
                            for the Year Ended         as of
                            December 31, 1997    December 31, 1997
                                        (In Thousands)
Per GAAP                    $     1,126          $      37,675

Total Assets                                     $     115,546

Capital Ratio                                            32.61%

                                      Core/   Tier 1    Total
                  Tangible Tangible Leverage Risk-Based Risk-Based
                  Capital    Equity   Equity  Capital     Capital

Per GAAP          $ 37,675  $37,675  $37,675  $37,675  $37,675
Assets Required
 to be Deducted
 Unrealized Gain
 on Securities
 Available-for-Sale (1,745)  (1,745)  (1,745)  (1,745)  (1,745)
General Valuation
  Allowance             -        -        -        -       269

Regulatory Capital
  Measure          $35,930  $35,930  $35,930  $35,930  $36,199

Adjusted Total
 Assets           $115,546 $115,546 $115,546

Risk-Weighted Assets                          $45,584  $45,584

Capital Ratio        31.10%   31.10%   31.10%   78.82%   79.41%

Required Ratio        1.50%    2.00%    3.00%    4.00%    8.00%

Required Capital   $ 1,733           $ 3,466           $ 3,647

Excess Capital     $34,197           $32,464           $32,552
                    ======            ======            ======


















                               Net Income             Capital
                            for the Year Ended         as of
                            December 31, 1996    December 31, 1996
                                        (In Thousands)
Per GAAP                    $       405          $      24,779

Total Assets                                     $      87,550

Capital Ratio                                            28.30%

                                      Core/   Tier 1    Total
                  Tangible Tangible Leverage Risk-Based Risk-Based
                  Capital    Equity   Equity  Capital     Capital

Per GAAP          $ 24,779  $24,779  $24,779  $24,779  $24,779
Assets Required
 to be Deducted
 Unrealized Gain
 on Securities
 Available-for-Sale ( 917)  (  917)  (  917)  (  917)  (  917)
General Valuation
  Allowance             -        -        -        -       222

Regulatory Capital
  Measure          $23,862  $23,862  $23,862  $23,862  $23,862

Adjusted Total
 Assets           $ 87,550 $ 87,550 $ 87,550

Risk-Weighted Assets                          $30,412  $30,412

Capital Ratio        27.26%   27.26%   27.26%   78.46%   79.19%

Required Ratio        1.50%    2.00%    3.00%    4.00%    8.00%

Required Capital   $ 1,313           $ 2,627           $ 2,434

Excess Capital     $22,549           $21,235           $21,650
                    ======            ======            ======

NOTE R
COMMITMENTS AND CONTINGENCIES
     In the normal course of business, the Association has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements.

     The principal commitments of the Association consists of outstanding mortgage loan commitments. As of December 31, 1997 and 1996, outstanding mortgage loan commitments were approximately $2,721,000 and $259,000, respectively. These commitments normally extended for thirty days, are for first mortgage loans at a fixed rate ranging from 6.75% to 9%.

     The chief executive officer and the executive vice-president of the Association serve under employment contracts which were approved by the Board of Directors on February 13, 1997. The contracts expire February 13, 2000. The contracts were amended effective July 1, 1997, to increase the base salaries. The agreements cover compensation and termination.

NOTE S
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

     The Association's exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (see Note R). The Association uses the same credit policies making commitments as it does for on-balance sheet instruments.

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

NOTE T
CONCENTRATION OF CREDIT RISK
     The Association's lending activity is concentrated within the southeastern part of Louisiana. In accordance with industry practices the Association has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.

NOTE U
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

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

     The fair value of savings deposits is calculated using average rates in the market place at the date of the financial statements.


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

     Estimated fair values of the financial instruments are as follows (in thousands):

                          December 31, 1997      December 31, 1996
                         Carrying      Fair     Carrying      Fair
                          Amount       Value     Amount      Value
Financial Assets

  Cash and Short-Term
    Investment           $  2,612   $  2,612   $  7,591   $  7,591
  Investment Securities    27,974     27,974     23,566     23,998
  Mortgage-Backed
    Securities             42,721     42,721      7,520      7,295
  Loans (Net of Loan
    Allowance)             53,588     57,110     44,125     46,628

Financial Liabilities

  Deposits               $ 56,822   $ 55,544   $ 61,421   $ 63,007

Unrecognized Financial
 Instruments

  Commitments to Extend
    Credit               $  2,361   $  2,447   $    259   $    276
  Unfunded Construction
   Loan Commitments      $    360   $    387   $    211   $    213

NOTE V
CONVERSION FROM A MUTUAL TO A STOCK ASSOCIATION
     On April 1, 1997, Guaranty Savings and Homestead Association converted from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered stock savings and loan association. The Company issued and sold 3,438,500 shares of stock at $10 per share. The Company's ESOP purchased 275,080 shares, financed by a loan from the Company. The net proceeds from the sale of this stock was $33,564,000. The costs associated with the stock conversion was approximately $821,000. Approximately, $15,407,000 was invested by the Company in the Association in exchange for 1,000 shares of stock issued by the Association as part of the conversion.

     In accordance with regulations, at the time that the Association converted from a mutual association to a stock savings association, the Association established a liquidation account in the amount of approximately $24,500,000. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Association after the Conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increase will not restore an eligible account holder's and supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts then held. The Association may not pay a dividend on their common stock if the dividend would bring regulatory capital below the balance of the liquidation account.


NOTE W
EARNINGS PER COMMON SHARE
     Earnings per share are computed using the weighted average number of shares outstanding, which was 3,112,153 in 1997. During 1997, the Company declared two quarterly common stock dividends of $.07 per share to stockholders of record as of July 22, 1997 and October 24, 1997, respectively.

     In February 1997, the FASB issued Statement No. 128, "Earnings Per Share", effective for financial statements issued for periods ending after December 31, 1997. This statement establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Adoption of this statement had no impact on the Company's computation of earnings per share.



















NOTE X
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                       GS FINANCIAL CORP.
                   CONDENSED FINANCIAL CONDITON
                       December 31, 1997
                     (Dollars in Thousands)

                              ASSETS

  Cash and Cash Equivalents                           $    370
  Investments - Available-for-Sale at Fair Value         6,984
  Mortgage-Backed - Securities - Available-for-Sale -
    at Fair Value                                        8,442
  Investment in Subsidiary                              37,675
  Loan Receivable                                        2,615
  Other Assets                                              54
                                                        ------
                                                      $ 56,140
                                                        ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

  Accrued Income Tax                                  $     35
  Deferred Tax Liability                                    58
  Stockholders' Equity                                  56,047
                                                        ------
                                                      $ 56,140
                                                        ======


NOTE X
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)





















                       GS FINANCIAL CORP.
                     STATEMENT OF OPERATIONS
               For the Year Ended December 31, 1997
                     (Dollars in Thousands)

INTEREST INCOME
  Mortgage-Backed Securities                           $   394
  Loans                                                    173
  Investment Securities                                    111
  Other Interest Income                                    237
                                                           ---
          Total Interest Income                            915
                                                           ---
NON-INTEREST INCOME
  Undistributed Earnings of Subsidiary                     818

NON-INTEREST EXPENSES
  General and Administrative                                43
                                                         -----
INCOME BEFORE INCOME TAX                                 1,690

PROVISION FOR INCOME TAX                                   328
                                                         -----
NET INCOME                                             $ 1,362
                                                         =====
































NOTE X
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                       GS FINANCIAL CORP.
                    STATEMENT OF CASH FLOWS
             For The Year Ended December 31, 1997
                    (Dollars in Thousands)

OPERATING ACTIVITIES
 Net Income                                            $   1,362
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Depreciation Expense                                        1
   Equity in Undistributed Income
   of Subsidiary                                            (818)
   Accretion of Investment Discount                           (4)
   Dividend on ARM Fund                                     (112)
   Increase in Accrued Interest Receivable                   (50)
   Increase in Accrued Income Tax                             35
                                                           -----
    Net Cash Provided by Operating Activities                414

INVESTING ACTIVITIES
 Purchase of Fixed Assets                                     (5)
 Purchase of ARM Mutual Fund                              (6,882)
 Purchases of Mortgage-Backed Securities
  - Available-for-Sale                                    (8,754)
 Principal Paydowns on Mortgage-Backed Securities
  - Available                                                497
 Investments in Subsidiaries                             (15,406)
                                                          ------
    Net Cash Used in Investing Activities                (30,550)

FINANCING ACTIVITIES
 Sale of Common Stock                                         34
 Contribution of Additional Paid-In Capital               33,530
 Payment of Dividends                                       (443)
 Loan to Subsidiary for ESOP                              (2,615)
                                                          -------
    Net Cash Provided by Financing Activities             30,506

NET INCREASE IN CASH AND CASH EQUIVALENTS                    370

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 -

CASH AND CASH EQUIVALENTS - END OF YEAR                  $   370
                                                           =====