Form 10-Q
period 1998-03-31
GS FINANCIAL CORP
filed 1998-05-13
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1998

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

            x   Yes                           No
         ------                        ------

     As of March 31, 1998, there were 3,349,500 shares of the Registrant's Common stock outstanding.









                       GS Financial Corp.

                           Form 10-Q

                    Three Months ended March 31, 1998

                        Table of Contents

Part I - Financial Information

Item 1   Financial Statements

     Consolidated Balance Sheets
     (as of March 31, 1998 and December 31, 1997)           3

     Consolidated Statements of Operations
     (For the three months ended March 31, 1998 and 1997)   4

     Consolidated Statements of Comprehensive Income
     (For the three months ended March 31, 1998 and 1997)   5

     Consolidated Statements of Equity Capital
     (For the three months ended March 31, 1998 and 1997)   6

     Consolidated Statements of Cash Flows
     (For the three months ended March 31, 1998 and 1997) 7-8

     Notes to Consolidated Financial Statements             8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations            12-16

Item 3   Quantitative and Qualitative Disclosures about
         Market Risk                                       16

Part II   Other Information                                16

Item 1    Legal Proceedings                                16

Item 2    Changes in Securities                            16

Item 3    Defaults Upon Senior Securities                  16

Item 4    Submission of Matters to a Vote of Security
          Holders                                       16-17

Item 5    Other Information                                17

Item 6    Exhibits and Reports on Form 8-K                 17

                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in thousands)

                               ASSETS

                            March 31, 1998  December 31, 1997
                            --------------  -----------------
Cash and Due from Banks    $         399      $        376
Interest Bearing Deposits
  in Other Institutions            1,187             1,186
Federal Funds Sold                   800             1,050
Investment Securities             32,713            27,974
Loans (Net)                       55,237            53,588
Mortgage-Backed Securities        26,150            42,721
Collateralized Mortgage
  Obligation                       8,331                -
Accrued Interest Receivable          619               587
Premises & Equipment               2,639             2,715
Other Assets                       1,323             1,199
                             -----------        ----------
TOTAL ASSETS               $     129,398      $    131,396
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits  $      58,305      $     56,822
Non-Interest Bearing Dep.            933               899
Borrowings                        14,672            16,157
Other Liabilities                  1,629             1,471
                             -----------        ----------
TOTAL LIABILITIES                 75,539            75,349

STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,783            33,692
Treasury Stock                    (1,836)               -
Unrealized Gain on Securities
  Available for Sale               1,400             1,858
Unearned ESOP Shares              (2,424)           (2,516)
Unearned RP Trust Stock           (2,410)           (2,076)
Other Stockholders' Equity        25,346            25,089
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        53,859            56,047
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $     129,398      $    131,396
                             ===========        ==========

                         GS Financial Corp.
                Consolidated Statements of Income
                       (Dollars in Thousands)

                               For the three Months Ended
                            March 31, 1998   March 31, 1997
                            -------------------------------
INTEREST INCOME
  Interest & Fees on Loans     $   1,183        $     980
  Interest on Mortgage-Backed
    Securities                       586              114
  Interest & Dividends on
    Investment Securities            435              375
  Interest on Collateralized
    Mortgage Obligations              53               -
 Other Interest Income                46              209
                                  ------           ------
TOTAL INTEREST INCOME              2,303            1,678
                               ---------        ---------
INTEREST EXPENSE
  Interest on Deposits               609              694
  Interest on FHLB Advances          226
                                 -------          -------
TOTAL INTEREST EXPENSE               835              694
                                 -------          -------
NET INTEREST INCOME                1,468              984
  PROVISION FOR LOAN LOSSES           19               -
                                 -------          -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        1,449              984
NON-INTEREST INCOME
  Gain/(Loss) on Sale of
    Investments                      259               (5)
  Other Income                         5                5
                                 -------          -------
TOTAL OTHER INCOME                   264               -
OTHER EXPENSES                      (928)            (515)
                                 -------          -------
INCOME OR LOSS BEFORE TAX
  EXPENSE                            785              469
INCOME TAX EXPENSE                  (286)            (161)
                                 -------          -------
NET INCOME                     $     499        $     308
                                 =======          =======

EARNINGS PER SHARE - BASIC     $     .16              n/a
                                 =======
EARNINGS PER SHARE - DILUTED   $     .16              n/a
                                 =======

                        GS Financial Corp.
        Consolidated Statements of Comprehensive Income
                       (Dollars in Thousands)

                               For the three Months Ended
                            March 31, 1998   March 31, 1997
                            -------------------------------

Net Income                      $  499         $  308

Other comprehensive income,
  Net of income tax:
       Unrealized gains/
      (losses) on securities        23           (350)
                                   ---            ---
Comprehensive income            $  522         $ ( 42)
                                   ===            ===
































                                           GS Financial Corp.
                    Consolidated Statements of Changes in Stockholders' Equity
                          For The Quarters Ended March 31, 1998, and 1997
                                        (Dollars in Thousands)


                                                                                         Unrealized Gain
                                                                                         on Securities
                                                                                         Available for
                                                                                         Sale Net of
                                  Additional           Unearned   Unearned               Applicable           Total
                        Common     Paid-In    Treasury   ESOP     RRP Trust   Retained    Deferred         Stockholders'
                         Stock     Capital      Stock   Shares      Stock     Earnings   Income Tax          Equity


BALANCE AT
  DECEMBER 31, 1996     $  -       $    -     $   -      $    -    $    -     $ 23,862    $    917           $ 24,779

Net Income-3 months
  Ended March 31, 1997     -            -         -           -         -          308          -                 308

Decrease in Unrealized
  Gain on Securities
  Available for Sale       -            -         -           -         -           -         (352)              (352)

BALANCE AT
  MARCH 31, 1997           -            -         -           -         -     $ 24,170    $    565           $ 24,735

BALANCE AT
  DECEMBER 31, 1997     $  34     $ 33,658    $   -     $ (2,516) $ (2,076)   $ 25,089    $  1,858           $ 56,047

Net Income-3 months
  Ended March 31, 1998     -            -         -           -         -          499          -                 499

Decrease in Unrealized
  Gain on Securities
  Available for Sale       -            -         -           -         -           -         (458)              (458)

Purchase of Treasury
  Stock                    -            -     (1,836)         -         -           -           -              (1,836)

Purchase of RRP Trust
  Stock                    -            -         -           -       (334)         -           -                (334)

Retirement of ESOP Debt    -            91        -           92        -           -           -                 183

Dividends Paid             -            -         -           -         -         (242)         -                (242)

BALANCE AT
  MARCH 31, 1998        $  34     $ 33,749  $ (1,836)     (2,424) $ (2,410)   $ 25,346    $  1,400           $ 53,859







                           GS Financial Corp.
                   Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                                          For the Quarter Ended
                                                 March 31,
                                          -----------------------
                                               1998         1997
                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $     499    $     308
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               30           32
       Discounts/Accretion (Net)                  42           (6)
       Provision for Losses                       19
       Dividend on Arm Fund                     (212)
       ESOP Expense                              163
 Gain on Sale of Investments (Net of Loss)      (259)
 (Increase) Decrease in Prepaid Income                        199
       Deferred Income Tax                        12           (3)
   Changes in Operating Assets and Liabilities:
 (Increase)/Decrease in
   Accrued Interest Receivable                   (32)        (145)
 (Increase)/Decrease in Deferred Charges         (31)         (40)
 Increase/(Decrease) in Accrued Income Tax       195          157
 Increase/(Decrease) in Other Liabilities        199          466
 (Increase)/Decrease in Other Assets             (23)        (609)
                                               ------       -------
Net Cash Provided by Operating Activities        602          359

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Redemption of
     Mutual Funds                              3,749
   Purchase of CMO's                          (9,429)
   Proceeds from Maturities of CMO's           1,073
   Purchase of Available-for-Sale
     Securities                                            (8,565)
   Proceeds from Maturities of Available
     for Sale Securities                       1,000        3,100
   Purchases of Mortgage-Backed
     Securities                                            (3,918)
   Proceeds from Maturities of
     Mortgage Backed Securities                3,287          206
   Purchase  of ARM Mutual Fund               (9,100)         (21)
   Proceeds from Sales of Loans and
     Investment Securities                    12,646
   Net Loan (Originations) or
     Principal Repayments                     (1,649)        (605)
   Purchases of Premises and Equipment           (13)         (39)
   Non-Cash Dividend - FHLB                      (13)         (10)
                                           ----------      -------
Net Cash Provided by Investing Activities      1,551       (9,852)
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits          1,483        2,377
  Increase in Stock Subscription
    Deposits                                               45,067
  Purchases of Treasury Stock                 (1,836)
  Net Increase/(Decrease) in
    Unapplied Loan Payments                        2            1
  Payment of Cash Stock Dividends               (242)
  Net Increase/(Decrease) in Advance
    Payments by Borrowers for Taxes
    and Insurance                                 32          (54)
  Purchase of Stock for Recognition &
    Retention Plan                              (334)
  Net Increase/(Decrease) in
    FHLB Advances                             (1,484)
                                          ----------     ---------
Net Cash From/(Used in) Financing
    Activities                                (2,379)      47,391
                                          ----------     ---------
NET CASH EQUIVALENTS                            (226)      37,898

CASH AND CASH EQUIVALENTS - December 31,       2,612        7,591
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - March 31    $      2,386 $     45,489
                                          ==========    =========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association"). The Company filed Form SB-2 with the Securities and Exchange Commission ("SEC") on December 26, 1996, which, as amended on February 6, 1997, was declared effective by the SEC on February 11, 1997. The Association filed an Application for Conversion with the Office of Thrift Supervision ("OTS") and the Louisiana Office of Financial Institutions ("OFI"), the two primary regulators of the Association. The Association received approval for its application of conversion along with related proxy materials from both the OTS and OFI by letters dated February 7, 1997 and April 11, 1997 respectively.


     Pursuant to the Plan of Conversion, the Company opened its subscription offering on February 24, 1997 and closed the offering on March 17, 1997. The Plan of Conversion was approved by the members of the Association at a Special Meeting held March 25, 1997.

     The accompanying financial statements represent the financial position, results of operations and cash flows of the Company except for those figures for the three months ended March 31, 1997, which represent the results of operations and cash flows of the Association exclusively. The accompanying financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normally recurring accruals, which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 1997 the Association terminated its former retirement plan or Simplified Employee Pension Plan ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased 8% or 275,080 shares of the common stock in the Conversion, which is the statutory limit.
The purchase of this stock was financed through a loan from the Company which is secured by the above-mentioned shares. The balance of that loan was $2.5 million at March 31, 1998. The Company accounts for the ESOP in accordance with SOP 93-6 and as such approximately 23,000 shares had been earned by plan participants at December 31, 1997. The Association bears the cost of this plan as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding. During the first quarter of 1998 the Company declared and paid dividends in the amount of $.07 per common share.

(4) STOCK CONVERSION

     As of March 31, 1997, the Association had incurred $772,371 in stock Conversion costs which were netted against the proceeds from the sale of stock. Of these costs, $493,758 had been accrued but not paid at March 31, 1997. Also at March 31, 1997, the Association had received $45.1 million in stock subscription deposits which were being held in passbook savings deposits.

(5) INVESTMENTS

                              March 31, 1998     December 31,1997
                              --------------        -------------
                                       (in thousands)

                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $ 11,383    $ 11,669   $ 12,380  $ 12,663
ARM Mutual Fund            19,373      19,336     13,817    13,801
FHLMC Stock                    35       1,708         35     1,510
                           ------      ------     ------    ------
        Total            $ 30,791    $ 32,713   $ 26,232  $ 27,974
                           ======      ======     ======    ======

(6) LOANS

                                      March 31,   December 31,
                                        1998           1997
(Dollars in Thousands)                --------    -----------
Total Loans                           $ 55,661       $ 53,995
Allowance for Loan Losses                 (429)          (410)
Net Unearned Fees                            5              3
                                      --------       --------
TOTAL NET LOANS                       $ 55,237       $ 53,588
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 54,731       $ 53,058
Construction (1-4 family)                   74             99
Commercial Mortgages                       524            471
Other Mortgages                            122            123
Consumer (secured by deposits)             210            244
                                    ----------     ----------
TOTAL LOANS                           $ 55,661       $ 53,995
                                      ========       ========

Allowance for Loan Losses
                                      March 31,
                                      ---------
                                 1998           1997
(Dollars in thousands)           ----           ----
Beginning Balance,Quarter       $ 410          $ 382

Provision for Losses               19              0

Loans Charged Off                   0              0
                                -----        -------
Ending Balance, Quarter         $ 429          $ 382

(7) MORTGAGE BACKED SECURITIES

                                       March 31,   December 31,
                                        1998           1997
                                       ---------   ------------
                                           (in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed Rate (1-4 family)  $ 11,012 $ 11,169  $ 13,935 $ 14,414
   FHLMC Fixed Rate (1-4 family)    3,409    3,418    10,659   11,202
   FNMA Fixed Rate (1-4 family)    11,510   11,563    17,054   17,105
                                   ------   ------    ------   ------
TOTAL MORTGAGE BACKED SECURITIES $ 25,931 $ 26,150  $ 41,648 $ 42,721
                                   ======   ======    ======   ======

(8) INTEREST BEARING DEPOSITS

                                     March 31,      December 31,
                                        1998           1997
                                     ---------      -----------
                                           (thousands)

     Passbook Savings               $  23,072        $ 22,314
     Certificates of Deposits          35,233          34,508
                                      -------          ------
TOTAL INTEREST BEARING DEPOSITS     $  58,305        $ 56,822
                                      =======          ======

(9) Stock Option Plan

     On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees. Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options granted under the Stock Option Plan. The Company has followed all disclosure requirements set forth in SFAS 123, "Accounting for Stock-Based Compensation." As of March 31, 1998, 275,076 shares had been granted, however, due to the 5 year vesting requirement, no options had been earned.

(10) Management Recognition and Retention Plan

     On October 15, 1997 the Company established the 1997 Recognition and Retention Plan and Trust as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP, or 4% of the common stock issued in the Conversion. Such shares are to be acquired in open market transactions. Shares are earned over a 5 year vesting period commencing on the date of grant. The cost of the stock acquisition is being expensed by the Association over the 5 year vesting period as compensation costs. During the three months ended March 31, 1998 the Association purchased an additional 17,500 shares to bring the total shares purchased to 137,500.

(11) Treasury Stock

     On February 18, 1998 the OTS approved a stock repurchase program by the Company for 171,925 or 5% of the aggregate shares outstanding. During the three months ended March 31, 1998, the Company acquired 89,000 shares at a total cost of $1.8 million.




Item 2
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations

GENERAL

     The Company's principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It's principal products include mortgage loans, passbook savings accounts and certificates of deposit. The Association also invests in short and long term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities and mortgage-backed securities.

     The following discussion compares the financial condition of GS Financial Corp. at March 31, 1998 to December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the three months ending March 31, 1997 represent that of Guaranty Savings & Homestead Association alone.

CHANGES IN FINANCIAL CONDITION

     At March 31, 1998, the assets of the Company totaled $129.4 million, a decrease of $2.0 million, or 1.5%, from December 31, 1997. Net loans receivable increased by $1.6 million, or 3.0%, to $55.2 million at March 31, 1998 compared to $53.6 million at December 31, 1997. The increase came primarily in loans on 1-4 family residential dwellings which increased $1.6 million or 3.0%, from $53.1 million at December 31, 1997 to $54.7 million at March 31, 1998. This growth over the three months ended March 31, 1998 was funded through the liquidation of various short term funds, investments and mortgage-backed securities.

     Mortgage-backed securities decreased $16.5 million, or 38.6%, to $26.2 million at March 31, 1998 compared to $42.7 million at December 31, 1997. This decrease was due to the sale of $12.4 million in mortgage-backed securities which netted the Company gains of $.3 million. The decrease was also attributable to paydowns of $3.3 million for the three months ended March 31, 1998. The sale yielded the Company a profit, while at the same time liquidated funds for anticipated loan demand. The sale was also facilitated by the rapid repayment of many of these instruments which was correspondingly reducing the overall yield of the mortgage-backed security portfolio.

     Investment securities increased $4.7 million, or 16.8%, to $32.7 million at March 31, 1998 compared to $28.0 million at December 31, 1997. This increase was the result of the re-investment of funds from the sale of mortgage-backed securities in an adjustable rate mortgage-backed mutual fund which acts as a short term investment vehicle for the Company at yields over that of overnight Fed Funds or money market rates.

     During the three months ended March 31, 1998, the Company invested $9.4 million of the proceeds from the sale of mortgage-backed securities in first tranch, Collateralized Mortgage Obligations. This made funds more readily available to meet high mortgage loan demand while at the same time providing an investment instrument with yields over short-term rates but with a maturity of one year or less.

     Interest bearing deposits increased $1.5 million, or 2.6%, to $58.3 million at March 31, 1998 compared to $56.8 million at December 31, 1997. The increase was approximately 50% in passbook savings and 50% in certificate of deposit accounts.

     Equity capital decreased $2.1 million, or 3.7%, to $53.9 million at March 31, 1998 compared to $56.0 million at December 31, 1997.
The decrease was due to the net effects of $1.8 million in purchases of Treasury Stock; $.3 million in the purchase of stock by the Recognition and Retention Plan Trust; $.5 million in net income for the three months ended March 31, 1998; $.2 million in cash dividends paid and a $.3 million reduction in unrealized gain on securities available for sale.

RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the three months ended March 31, 1998 of $.5 million which was an increase of $.2 million compared to $.3 million for the three months ended March 31, 1997. The increase was due primarily to an increase in net interest income of $.5 million, or 55.6%, to $1.4 million for the three months ended March 31, 1998 compared to $.9 million for the three months ended March 31, 1997.

INTEREST INCOME

     Total interest income increased $.6 million, or 35.3%, to $2.3 million for the three months ended March 31, 1998 compared to $1.7 million for the three months ended March 31, 1997. This was due mostly to increases in interest on mortgage-backed securities and loans where increases have occurred in the balances of these assets whose growth was funded with proceeds from the sale of common stock and borrowings from the FHLB.

     Interest on loans increased $.2 million, or 20.0%, to $1.2 million for the three months ended March 31, 1998 compared to $1.0 million for the three months ended March 31, 1997. This was due primarily to growth in the loan portfolio. The average balance of the loan portfolio for the three months ended March 31, 1998 was $54.3 million (net) compared to $44.4 million (net) for the three months ended March 31, 1997. The average yield on loans for the three months ended March 31, 1997 was 8.83% (annualized) compared to 8.71% (annualized) for the three months ended March 31, 1998.

     Interest on mortgage-backed securities increased $.5 million, or 500.0%, to $.6 million for the three months ended March 31, 1998 compared to $.1 million for the three months ended March 31, 1997. This was primarily due to the large increase in the average balance of mortgage-backed securities. For the three months ending March 31, 1998 the average balance was $36.8 million which for the same period in 1997 the average balance was $7.8 million. This increase in investment was funded partly by a portion of the $30.8 million in proceeds from the sale of common stock as well FHLB Advances. The average annualized yield of mortgage-backed securities was 6.4% for the three months ending March 31, 1998 and 5.9% for the same period in 1997.

     Other interest income consists mainly of interest income on overnight Fed Funds sold and interest bearing deposits in other financial institutions. Other interest income decreased $.15 million or 75.0%, from $.2 million for the three months ending March 31,1997 compared to $.05 million for the three months ending March 31, 1998. This was due to the large investment in overnight Fed Funds for the first quarter 1997 due to the influx of stock subscription funds beginning in February, 1997. The average balance in Fed Funds was $12.1 million for the three months ending March 31, 1997 and $1.7 million for the same period in 1998.

PROVISION FOR LOAN LOSSES

     The Company had a provision for loan loss for the quarter ended March 31, 1998 of $.02 million compared to no provision for the three months ending March 31, 1997. The provision in 1998 was due to the growth of the loan portfolio to keep the general valuation allowance at a level deemed appropriate by management based on a quarterly review. Such review considers each individual loan's performance and condition of the underlying collateral. Management targets a certain percentage of the entire mortgage portfolio given the current economic conditions at which the general valuation allowance is deemed adequate. The Company employs the reserve method of accounting for its general and specific valuation allowances for loan losses.




INTEREST EXPENSE

     The Company's total interest expense increased $.1 million, or 14.3%, to $.8 million for the three months ended March 31, 1998 compared to $.7 million for the three months ended March 31, 1997. The increase was the net effect of additional interest expense of $.2 million on advances from the Federal Home Loan Bank and a decrease of $.1 million on interest bearing deposits. The cost of interest bearing deposits decreased from 4.5% (annualized) for the three months ending March 31, 1997 to 4.2% (annualized) for the same period in 1998. This decrease was due to a reduction in rates paid on passbook savings accounts. The Company's overall cost of funds including advances from the Federal Home Loan Bank was 4.6% for the three months ended March 31, 1998 compared to 4.5% for the three months ended March 31, 1997.

OTHER EXPENSES

     Other expenses for the three months ended March 31, 1998 were $.9 million compared to $.5 million for the three months ended March 31, 1997. This represents an increase of $.4 million or 80.0% from March 31, 1997 to March 31, 1998. Salaries and employee benefits increased $.3 million, or 75.0% to $.7 million for the three months ended March 31, 1998 compared to $.4 million for the three months ended March 31, 1997. This was due to adoption and implementation of the Employee Stock Ownership Plan (ESOP) and Recognition and Retention Plan and Trust.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its short-term obligations with ready cash. The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 5% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments and deposits in other Financial institutions as well as U.S. Government and Agency issued securities. As of March 31, 1998, the Company's liquidity stood at 47.5% or $31.0 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of March 31, 1998, the Company's tangible and core capital amounted to $38.8 million or 34.17% of adjusted total assets, while the Company's risk-based capital was $39.0 million or 79.59% of total adjusted risk-weighted assets.


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 1998. Management believes there have been no material changes in the Company's market risk since December 31, 1997.

Part II - Other Information

Item 1 - Legal Proceedings
     There are no matters required to be reported under this item.

Item 2 - Changes in Securities
     There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities
     There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

     On March 30, 1998, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held on April 28, 1998. There were two issues considered at the Annual Meeting, the election of three directors and the ratification of the appointment of the Company's independent auditors. Both issues were passed by the vote reflected below.

Approval of the election of Victor Kirschman to a three year term as director.

     For          Withheld
     ---          --------
   1,764,883        7,410

Approval of the election of Mannie D. Paine, Jr. to a three year term as director.

     For          Withheld
     ---          --------
   1,774,883        7,410

Approval of the election of Donald C. Scott to a three year term as director.

     For          Withheld
     ---          --------
   1,780,918        1,375


Approval to ratify the appointment of LaPorte, Sehrt, Romig and Hand as the Company's independent auditors.

     For          Against          Abstained
     ---          -------          ---------
   1,781,283        450               560

Item 5 - Other Information
     There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

           (a)  Exhibits

           27.0 Financial Data Schedule

          (b) No Form 8-K reports were filed during the quarter.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GS FINANCIAL CORP.


DATE: MAY 12, 1998       BY:/s/Donald C. Scott
                            ------------------
                            DONALD C. SCOTT, CHAIRMAN OF THE
                            BOARD, PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER

DATE: MAY 12, 1998       BY:/s/Glenn R. Bartels
                            -------------------
                            GLENN R. BARTELS
                            CONTROLLER



16