Form 10-Q
period 1998-06-30
GS FINANCIAL CORP
filed 1998-08-12
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended June 30, 1998

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

            x   Yes                           No

     As of June 30, 1998, there were 3,266,575 shares of the Registrant's common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 represent the consolidated financial position and results of operations of GS Financial Corp. The results of operations for the six months ended June 30, 1997 represent the consolidated results of operations of GS Financial Corp. for the three months ended June 30, 1997, and the singular results of operations of its wholly owned subsidiary, Guaranty Savings and Homestead, for the three months ended March 31, 1997.

                      GS Financial Corp.

                         Form 10-Q

               Three Months ended June 30, 1998

                    Table of Contents

Part I - Financial Information

Item 1   Financial Statements

     Consolidated Balance Sheets
     (as of June 30, 1998 Unaudited and December 31, 1997)                    3

     Consolidated Statements of Operations
     (For the three and six months ended June 30, 1998 and 1997 Unaudited)    4

     Consolidated Statements of Comprehensive Income
     (For the three and six months ended June 30, 1998 and 1997 Unaudited)    5

     Consolidated Statements of Equity Capital
     (For the three and six months ended June 30, 1998 and 1997 Unaudited)    6

     Consolidated Statements of Cash Flows
     (For the six months ended June 30, 1998 and 1997 Unaudited)            7-8

     Notes to Consolidated Financial Statements                             8-12

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12-16

Item 3   Quantitative and Qualitative Disclosures about
             Market Risk                                                   16

Part II   Other Information                                                16

Item 1    Legal Proceedings                                                16

Item 2    Changes in Securities                                            16

Item 3    Defaults Upon Senior Securities                                  16

Item 4    Submission of Matters to a Vote of Security Holders              16

Item 5    Other Information                                                17

Item 6    Exhibits and Reports on Form 8-K                                 17


                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in Thousands)
                              (Unaudited)
                               ASSETS

                            June 30, 1998  December 31, 1997
                            --------------  -----------------
Cash and Due from Banks    $         303      $        376
Interest Bearing Deposits
  in Other Institutions            1,341             1,186
Federal Funds Sold                 1,150             1,050
Investment Securities             23,025            27,974
Loans (Net)                       61,846            53,588
Mortgage-Backed Securities        29,123            42,721
Collateralized Mortgage
  Obligations                     22,880                -
Accrued Interest Receivable          675               587
Premises & Equipment               2,611             2,715
Other Assets                       2,197             1,199
                             -----------        ----------
TOTAL ASSETS               $     145,151      $    131,396
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits  $      57,245      $     56,822
Non-Interest Bearing Dep.            783               899
Borrowings                        33,166            16,157
Other Liabilities                  1,649             1,471
                             -----------        ----------
TOTAL LIABILITIES                 92,843            75,349

STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,874            33,692
Treasury Stock                    (3,469)               -
Unrealized Gain on Securities
  Available for Sale               1,351             1,858
Unearned ESOP Shares              (2,334)           (2,516)
Unearned RRP Trust Stock          (2,410)           (2,076)
Other Stockholders' Equity        25,296            25,089
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        52,308            56,047
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $     145,151      $    131,396
                             ===========        ==========

                           GS Financial Corp.
                        Statements of Operations
                         (Dollars in Thousands)
                               (Unaudited)

                          For the three Months  For the six Months
                                ended June 30,     ended June 30,
                                 1998     1997      1998     1997
                          ----------------------------------------
INTEREST INCOME (from)
  Loans                       $ 1,191  $   998   $ 2,374  $ 1,978
  Mortgage-Backed Securities      428      343     1,014      457
  Investment Securities           426      432       861      807
  Collateralized Mortgage
    Obligations                   179        0       232        0
  Other Interest Income            60      295       106      503
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,284    2,068     4,587    3,745
                                -----    -----     -----    -----
INTEREST EXPENSE (on)
  Deposits                        609      644     1,218    1,338
  FHLB Advances                   330       14       556       14
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE            939      658     1,774    1,352
                                -----    -----     -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,345    1,410     2,813    2,393
PROVISION FOR LOAN LOSSES          35        5        53        5
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,310    1,405     2,760    2,388
                                -----    -----     -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments      (10)      (8)      248      (13)
  Other Income                      6        5        11       10
                                -----    -----     -----    -----
TOTAL NON-INTEREST INCOME         ( 4)      (3)      259      ( 3)

OTHER EXPENSES
  Compensation and Benefits       632      402     1,292      756
  Net Occupancy Expense            72       65       143      146
  Other Expenses                  326      130       523      209
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES            1,030      597     1,958    1,111
                                -----    -----     -----    -----
INCOME BEFORE TAX EXPENSE         276      805     1,061    1,274
INCOME TAX EXPENSE                (99)    (286)     (385)    (447)
                                -----    -----     -----    -----
NET INCOME                      $ 177    $ 519     $ 676    $ 827
                                =====    =====     =====    =====
EARNINGS PER SHARE              $ .06    $ .16     $ .23      n/a


                          GS Financial Corp.
           Consolidated Statements of Comprehensive Income
                       (Dollars in Thousands)
                             (Unaudited)

                            For the three Months  For the six Months
                                ended June 30,     ended June 30,
                                 1998     1997      1998     1997
                          ----------------------------------------
Net Income                     $  201   $  520    $  676   $  827

Other comprehensive income,
  Net of income tax:
       Unrealized gains/
      (losses) on securities      (52)     132      (159)    (220)
                                  ---      ---       ---      ---
Comprehensive income           $  149   $  652    $  517   $  607
                                  ===      ===       ===      ===

Statement of Changes in Equity Capital

                                                                             GS Financial Corp.
                                                Consolidated Statements of Changes in Stockholders' Equity
                                                      For The Six Months Ended June 30, 1998, and 1997
                                                                          (Dollars in Thousands)
                                                                                  (Unaudited)

                                                                                               Unrealized Gain
                                                                                                on Securities
                                                                                                Available for
                                                                                                 Sale Net of
                                       Additional             Unearned   Unearned                Applicable         Total
                              Common    Paid-In    Treasury    ESOP      RRP Trust    Retained   Deferred        Stockholders'
                              Stock     Capital      Stock     Shares      Stock      Earnings   Income Tax         Equity

BALANCE AT
  DECEMBER 31, 1996          $   -     $    -       $   -    $    -       $   -       $ 23,862   $    917          $ 24,779

Net Income-6 months
  Ended June 30, 1997            -          -           -         -           -            827         -                827

Sale of Common Stock             34     33,530          -     (2,751)         -             -          -             30,813

Retirement of ESOP               -                                45          -             -          -                 45
 Debt

Decrease in Unrealized
  Gain on Securities
  Available for Sale             -          -           -         -           -             -        (220)             (220)

BALANCE AT
  JUNE 30, 1997                  34     33,530          -     (2,706)         -       $ 24,689    $   697          $ 56,244

BALANCE AT
  DECEMBER 31, 1997           $  34   $ 33,658      $   -   $ (2,516)   $ (2,076)     $ 25,089    $ 1,858          $ 56,047

Net Income-6 months
  Ended June 30, 1998            -          -           -         -           -            676         -                676

Decrease in Unrealized
  Gain on Securities
  Available for Sale             -          -           -         -           -             -        (507)             (507)

Purchase of Treasury
  Stock                          -          -       (3,469)       -           -             -          -             (3,469)

Purchase of RRP Trust
  Stock                          -          -           -         -         (334)           -          -               (334)

Retirement of ESOP Debt          -         182          -        182          -             -          -                364

Dividends Paid                   -          -           -         -           -           (469)        -               (469)

BALANCE AT
  JUNE 30, 1998               $  34   $ 33,840    $ (3,469)   (2,334)   $ (2,410)     $ 25,296    $ 1,351         $  52,308


                           GS Financial Corp.
                   Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Six Months Ended
                                                   June 30,
                                          -----------------------
                                               1998         1997
                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $     676    $     827
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               62           64
       Premiums/(Discounts) (Net)                 99          (14)
       Provision for Loan Losses                  53            5
       Loss on Sale of Loans                      (3)           5
       Dividend on Arm Fund                     (431)         (38)
       ESOP Expense                              327            -
       Gain/(Loss) on Sale of Investments       (249)           8
 (Increase)/Decrease in Prepaid Income Tax      ( 31)           2
   Changes in Deferred Income Tax               ( 72)         (10)
   Changes in Operating Assets and Liabilities:
 (Increase)/Decrease in
   Accrued Interest Receivable                   (87)        (150)
 (Increase)/Decrease in Deferred Charges         (94)         (21)
  Increase/(Decrease) in Accrued Income Tax      (76)         444
  Increase/(Decrease) in Other Liabilities       515          ( 3)
 (Increase)/Decrease in Other Assets              11          171
                                               ------       -------
Net Cash Provided by Operating Activities        700        1,290

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Available-
  for-Sale Securities                         12,697        5,564
  Proceeds from Redemption of
    Mutual Funds                               4,261
  Purchase of CMO's                          (29,182)
  Proceeds from Maturities of CMO's            6,312
  Purchase of Available-for-Sale
    Securities                                            (12,347)
  Proceeds from Maturities of Available-
    For-Sale Securities                        1,300        4,900
  Purchases of Mortgage-Backed
    Securities                                (5,764)     (27,892)
  Proceeds from Maturities of
     Mortgage-Backed Securities                5,966          770
  Net Loan (Originations) or
     Principal Repayments                     (8,309)      (1,713)
  Purchases of Premises and Equipment            (15)         (45)
  Investment in Foreclosed Real Estate           (11)         (15)
  Purchase of FHLB Stock                        (786)
  Non-Cash Dividend - FHLB                       (31)         (21)
                                           ----------      -------
Net Cash Used in Investing Activities        (13,562)     (30,799)
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits            423       (3,720)
  Sale of Common Stock                                     30,858
  Purchases of Treasury Stock                 (3,469)
  Net Increase/(Decrease) in
    Unapplied Loan Payments                        4            3
  Payment of Cash Stock Dividends               (469)
  Net Increase/(Decrease) in Advance
    Payments by Borrowers for Taxes
    and Insurance                               (120)          15
  Purchase of Stock for Recognition &
    Retention Plan Trust                        (334)
  Net Increase/(Decrease) in
    FHLB Advances                             17,009        8,000
                                          ----------     ---------
Net Cash From/(Used in) Financing
    Activities                                13,044       35,156
                                          ----------     ---------
NET CASH EQUIVALENTS                             182        5,647

CASH AND CASH EQUIVALENTS - December 31,       2,612        7,591
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - June 30     $      2,794 $     13,238
                                          ==========    =========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association, (the "Association"). The Company registered its initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission ("SEC") on December 26, 1996, which as amended on February 6, 1997, was declared effective by the SEC on February 11, 1997. The Association filed an Application for Conversion ("Conversion") with the Office of Thrift Supervision ("OTS") and the Louisiana Office of Financial Institutions ("OFI"), the two primary regulators of the Association. The Association received approval for its Conversion along with related proxy materials from both the OTS and OFI by letters dated February 7, 1997 and April 11, 1997 respectively.

     The Conversion was approved by the members of the Association at a special meeting held March 25, 1997. Pursuant to the Plan of Conversion, which, in part, provided for the Association's conversion from the mutual to stock form, the Company opened its subscription offering on February 24, 1997 and closed the offering on March 17, 1997. The IPO was completed on April 1, 1997.

     The accompanying financial statements represent the consolidated financial position, results of operations and cash flows of the Company except for those figures for the six months ended June 30, 1997, which represent the results of operations and cash flows of the Association exclusively from January 1, 1997 to March 31, 1997. The accompanying financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normally recurring accruals, which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included.

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 1997 the Association terminated its Simplified Employee Pension Plan ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased 8% or 275,080 shares of the Company's common stock in the Conversion. The purchase of this stock was financed through a loan from the Company which is secured by the above-mentioned shares. The balance of that loan was $2.4 million at June 30, 1998. The Company accounts for the ESOP in accordance with SOP 93-6 and, as such, approximately 23,465 shares had been earned by plan participants at December 31, 1997. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in SFAS 128. During the second quarter of fiscal 1998, the Company declared and paid dividends in the amount of $.07 per common share.

(4) STOCK CONVERSION

     On April 1, 1997 the Company completed its IPO in which
3,438,500 shares of common stock were sold, par value $.01 per share, at a cost of $10 per share. Costs totaling $772,371 were netted against proceeds of approximately $34.3 million.

(5) INVESTMENTS

                              June 30, 1998      December 31, 1997
                              --------------     -----------------
                                   (Dollars in thousands)
                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $ 11,082    $ 11,337   $ 12,380  $ 12,663
ARM Mutual Fund             9,987       9,923     13,817    13,801
FHLMC Stock                    35       1,765         35     1,510
                           ------      ------     ------    ------
        Total            $ 21,104    $ 23,025   $ 26,232  $ 27,974
                           ======      ======     ======    ======

(6) LOANS

                                      June 30,   December 31,
                                        1998           1997
(Dollars in Thousands)                --------    -----------
Total Loans                           $ 62,304       $ 53,995
Allowance for Loan Losses                 (463)          (410)
Net Unearned Fees                            5              3
                                      --------       --------
TOTAL NET LOANS                       $ 61,846       $ 53,588
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 60,088       $ 53,058
Construction (1-4 family)                  649             99
Commercial Mortgages                       825            471
Other Mortgages                            438            123
Consumer (secured by deposits)             304            244
                                    ----------     ----------
TOTAL LOANS                           $ 62,304       $ 53,995
                                      ========       ========
Allowance for Loan Losses
                                            June 30,
                                            ---------
                                       1998           1997
(Dollars in Thousands)                -----          -----
Beginning Balance, March 31           $ 429          $ 382

Provision for Losses                     34              5

Loans Charged Off                         0              0
                                      -----          -----
Ending Balance, June 30               $ 463          $ 387
                                      =====          =====

(7) MORTGAGE BACKED SECURITIES

                                       June 30,       December 31,
                                        1998               1997
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed Rate (1-4 family)  $ 15,749 $ 15,833  $ 13,935 $ 14,414
   FHLMC Fixed Rate (1-4 family)    2,967    2,979    10,659   11,202
   FNMA Fixed Rate (1-4 family)    10,261   10,311    17,054   17,105
                                   ------   ------    ------   ------
TOTAL MORTGAGE BACKED SECURITIES $ 28,977 $ 29,123  $ 41,648 $ 42,721
                                   ======   ======    ======   ======

(8) INTEREST BEARING DEPOSITS

                                      June 30,      December 31,
                                        1998           1997
                                     ---------      -----------
                                       (Dollars in thousands)

     Passbook Savings               $  22,113        $ 22,314
     Certificates of Deposits          35,132          34,508
                                      -------          ------
TOTAL INTEREST BEARING DEPOSITS     $  57,245        $ 56,822
                                      =======          ======

(9) Stock Option Plan

     On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees. Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options granted under the Stock Option Plan. The Company has followed all disclosure requirements set forth in SFAS 123, "Accounting for Stock-Based Compensation." As of June 30, 1998, options covering 275,076 shares had been granted, however, due to the 5 year vesting requirement, no options had been earned.

(10) Recognition and Retention Plan

     On October 15, 1997 the Company established the 1997 Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP, or 4% of the common stock issued in the Conversion. By January 16, 1998, the Company had acquired in open market transactions a total of 137,540 shares of common stock for issuance under the RRP. The vesting period of the RRP is five years and as such the Company is accruing this expense commensurate with the expiration of the vesting period based on the price of the stock ($17.187/share) on the date the RRP was approved.

(11) Treasury Stock

     On February 18, 1998 the OTS approved a stock repurchase program by the Company for 171,925 or 5% of the aggregate shares outstanding. During the six months ended June 30, 1998, the Company acquired
171,925 shares at a total cost of $3.5 million.

Item 2
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations

GENERAL

     The Company's principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It's principal products include mortgage loans, passbook savings accounts and certificates of deposit. The Association also invests in short-term and long-term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities and mortgage-backed securities.

     The following discussion compares the financial condition of GS Financial Corp. at June 30, 1998 to December 31, 1997 and the results of operations for the three months ended June 30, 1998 and 1997.

CHANGES IN FINANCIAL CONDITION

     At June 30, 1998, the assets of the Company totaled $145.2 million, a increase of $13.8 million, or 10.5%, from December 31, 1997. Net loans receivable increased by $8.2 million, or 15.3%, to $61.8 million at June 30, 1998 compared to $53.6 million at December 31, 1997. The increase came primarily in loans on 1-4 family residential dwellings which, fueled by continued low rates, increased $7.0 million or 13.2%, from $53.1 million at December 31, 1997 to $60.1 million at June 30, 1998. This growth over the six months ended June 30, 1998 was funded through the liquidation of various short-term investments and mortgage-backed securities.

     Mortgage-backed securities decreased $13.6 million, or 31.8%, to $29.1 million at June 30, 1998 compared to $42.7 million at December 31, 1997. The change was the net result of $12.4 million of mortgage-backed securities sold, $5 million in new purchases and $6.2 million in monthly principal payments for the six months ended
June 30, 1998.

     Investment securities decreased $5.0 million, or 17.9%, to $23.0 million at June 30, 1998 compared to $28.0 million at December 31, 1997. The company used these funds to meet current loan demand.

     At June 30, 1998, the Company's investment in Collateralized Mortgage Obligations was $22.9 million. Part of this investment was funded by the sale of $12.4 million of mortgage-backed securities in February, 1998 and part of it was funded from additional Federal Home Loan Bank Advances executed on June 25, 1998. These first tranch instruments provide the Company with short-term availability at yields over money market rates.

     Interest bearing deposits remained relatively unchanged from December 31, 1997 to June 30, 1998 at approximately $57 million.

     The Company's borrowings increased $17.0 million or 104.9% to $33.2 million at June 30, 1998 compared to $16.2 million at December 31, 1997. This was due to the Company expanding its leveraged investing program. The Company's borrowings consist of $23.2 million of fully amortizing advances from the Federal Home Loan Bank (FHLB) as well as $10.0 million in balloon obligations from the FHLB.

     Equity capital decreased $3.7 million, or 6.6%, to $52.3 million at June 30, 1998 compared to $56.0 million at December 31, 1997. The decrease was due to the net effects of $3.5 million in purchases of Treasury Stock; $.3 million in the purchase of stock by the Recognition and Retention Plan Trust; $.7 million in net income for the six months ended June 30, 1998; $.4 million due to the retirement of ESOP debt; $.5 million in cash dividends paid and a $.5 million reduction in unrealized gain on securities available for sale.

RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the six months ended June 30, 1998 of $.2 million which was a decrease of $.3 million compared to $.5 million for the three months ended June 30, 1997. The decrease was due primarily to an increase in other expenses of $.4 million, or 66.7%, to $1.0 million for the three months ended June 30, 1998 compared to $.6 million for the three months ended June 30, 1997.

INTEREST INCOME

     Total interest income increased $.2 million, or 9.5%, to $2.3 million for the three months ended June 30, 1998 compared to $2.1 million for the three months ended June 30, 1997. This was due to increases in interest on loans and mortgage-backed securities.

     Interest on loans increased $.2 million, or 20.0%, to $1.2 million for the three months ended June 30, 1998 compared to $1.0 million for the three months ended June 31, 1997. This was due primarily to growth in the loan portfolio. The average balance of the loan portfolio for the six months ended June 30, 1998 was $56.7 million (net) compared to $45.0 million (net) for the six months ended June 30, 1997. The average annualized yield on loans for the six months ended June 30, 1997 was 8.8% compared to 8.4% for the six months ended June 30, 1998.

     Interest on mortgage-backed securities increased $.1 million, or 25.0%, to $.4 million for the three months ended June 30, 1998 compared to $.3 million for the three months ended June 30, 1997.
For the three months ending June 30, 1998 the average balance was $26.6 million which for the same period in 1997 the average balance was $19.3 million. The average annualized yield of mortgage-backed securities was 6.4% for the three months ending June 30, 1998 and 7.1% for the same period in 1997.

     Other interest income consists mainly of interest income on overnight Fed Funds sold and interest bearing deposits in other financial institutions. Other interest income decreased $.2 million or 66.7%, from $.3 million for the three months ending June 30,1997 compared to $.1 million for the three months ending June 30, 1998. This was due to the large investment in overnight Fed Funds for the second quarter 1997 from the temporary investment of stock subscription funds. The average balance in Fed Funds was $11.3 million for the three months ending June 30, 1997 and $1.2 million for the same period in 1998.

PROVISION FOR LOAN LOSSES

     The Company had a provision for loan loss for the quarter ended June 30, 1998 of $.03 million compared to $.005 million provision for the three months ending June 30, 1997. The general valuation allowance is reviewed quarterly and is based on each individual loan's performance as well as value of the underlying collateral. Management has set .5% of the entire mortgage portfolio as an appropriate allowance given the current economic conditions. The Company employs the reserve method of accounting for its general and specific valuation allowances for loan losses.

INTEREST EXPENSE

     The Company's total interest expense increased $.2 million, or 28.6%, to $.9 million for the three months ended June 30, 1998 compared to $.7 million for the three months ended June 30, 1997.
The increase was the net effect of additional interest expense of $.3 million on advances from the Federal Home Loan Bank and a decrease of approximately $.1 million on interest bearing deposits. The cost of interest bearing deposits decreased from 4.4% (annualized) for the three months ending June 30, 1997 to 4.2% (annualized) for the same period in 1998. This decrease was due to a reduction in rates paid on passbook savings accounts. The Company's overall cost of funds including advances from the Federal Home Loan Bank was 4.7% for the three months ended June 30, 1998 compared to 4.4% for the three months ended June 30, 1997.

OTHER EXPENSES

     Other expenses for the three months ended June 30, 1998 were $1.0 million compared to $.6 million for the three months ended June 30, 1997. This represents an increase of $.4 million or 66.7% from June 30, 1997 to June 30, 1998. Salaries and employee benefits increased $.2 million, or 50.0% to $.6 million for the three months ended June 30, 1998 compared to $.4 million for the three months ended June 30, 1997. This was due to the cost of implementation of the Employee Stock Ownership Plan (ESOP) and Recognition and Retention Plan and Trust which were not accrued prior to June 30, 1997.

     The Company has also incurred approximately $.2 million in new state and federal taxes which are directly the result of converting to a stock charter. The Company wrote off the expenses associated with a potential acquisition when negotiations were terminated. Many of these expenses were not accrued prior to June 30, 1997. The Company, while now fully realizing the expense of being publiclicly held, is currently implementing significant expense reduction measures to bring earnings back to acceptable levels.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its short-term obligations with ready cash. The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 5% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments and deposits in other financial institutions as well as U.S. Government and Agency issued securities. As of June 30, 1998, the Company's liquidity stood at 59.01% or $48.8 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of June 30, 1998, the Company's tangible and core capital amounted to $39.0 million or 29.7% of adjusted total assets, while the Company's risk-based capital was $40.1 million or 82.5% of total adjusted risk-weighted assets.

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

Item 4 - Submission of Matters to a Vote of Security Holders
     There are no matters required to be reported under this item.





Item 5 - Other Information

       Deadlines for Shareholder Proposals

Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended, effective June 29, 1998:

(1) The deadline for submitting proposals for inclusion in the Company's proxy statement and for of proxy for the Company's 1999 annual Meeting of Stockholders pursuant to Rule 14a-8 is November 30, 1998.

(2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is January 29, 1999.

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

                         GS FINANCIAL CORP.



DATE: AUGUST 12, 1998       BY:/s/ Donald C. Scott
                               -------------------
                            DONALD C. SCOTT, CHAIRMAN OF THE
                            BOARD, PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER

DATE: AUGUST 12, 1998       BY:/s/Glenn R. Bartels
                               -------------------
                            GLENN R. BARTELS
                            CONTROLLER



2