Form 10-Q
period 1998-09-30
GS FINANCIAL CORP
filed 1998-11-16
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended September 30, 1998

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

            x   Yes                           No

     As of September 30, 1998, there were 2,947,446 shares of the Registrant's Common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 represent the consolidated financial position and results of operations of GS Financial Corp. The results of operations for the nine months ended September 30, 1997 represent the consolidated results of operations of GS Financial Corp. for the six months ended September 30, 1997, and the singular results of operations of its wholly owned subsidiary, Guaranty Savings and Homestead Association, for the three months ended March 31, 1997.





                                     GS Financial Corp.

                                        Form 10-Q

                           Three Months ended September 30, 1998

                                    Table of Contents

Part I - Financial Information

Item 1   Financial Statements

 Consolidated Balance Sheets
 (as of September 30, 1998 Unaudited and December 31, 1997)           3

 Consolidated Statements of Operations
 (For the three and nine months ended September 30, 1998 and 1997 Unaudited)  4

 Consolidated Statements of Comprehensive Income
 (For the three and nine months ended September 30, 1998 and 1997 Unaudited)  5

 Consolidated Statements of Equity Capital
 (For the nine months ended September 30, 1998 and 1997 Unaudited)            6

 Consolidated Statements of Cash Flows
 (For the nine months ended September 30, 1998 and 1997 Unaudited)          7-8

 Notes to Consolidated Financial Statements                                 8-13

Item 2   Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                       13-17

Item 3   Quantitative and Qualitative Disclosures about
 Market Risk                                                                  17

Part II   Other Information                                                   17

Item 1    Legal Proceedings                                                   17

Item 2    Changes in Securities                                               17

Item 3    Defaults Upon Senior Securities                                     17

Item 4    Submission of Matters to a Vote of Security Holders                 17

Item 5    Other Information                                                   18

Item 6    Exhibits and Reports on Form 8-K                                    18


                          GS Financial Corp.

                     Consolidated Balance Sheets
                        (Dollars in Thousands)
                                ASSETS

                          September 30, 1998  December 31, 1997
                              (Unaudited)
                            --------------    -----------------
Cash and Due from Banks    $         431      $        376
Interest Bearing Deposits
  in Other Institutions            1,347             1,186
Federal Funds Sold                   550             1,050
Investment Securities             20,916            27,974
Loans (Net)                       62,159            53,588
Mortgage-Backed Securities        26,477            42,721
Collateralized Mortgage
  Obligations                     26,830                -
Accrued Interest Receivable          727               587
Premises & Equipment               2,587             2,715
Other Assets                       2,280             1,199
                             -----------        ----------
TOTAL ASSETS               $     144,304      $    131,396
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits  $      57,173      $     56,822
Non-Interest Bearing Dep.            722               899
Borrowings                        36,484            16,157
Other Liabilities                  1,860             1,471
                             -----------        ----------
TOTAL LIABILITIES                 96,239            75,349

STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,898            33,692
Treasury Stock                    (8,324)               -
Unrealized Gain on Securities
  Available for Sale               1,641             1,858
Unearned ESOP Shares              (2,235)           (2,516)
Unearned RRP Trust Stock          (2,410)           (2,076)
Other Stockholders' Equity        25,495            25,089
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        48,065            56,047
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $     144,304      $    131,396
                             ===========        ==========
                           GS Financial Corp.
                        Statements of Operations
                         (Dollars in Thousands)
                               (Unaudited)
                          For the three Months  For the nine Months
                            ended September 30,  ended September 30,
                                1998     1997      1998     1997
                          ----------------------------------------
INTEREST INCOME (from)
  Loans                       $ 1,295  $ 1,028   $ 3,669  $ 3,006
  Mortgage-Backed Securities      438      655     1,452    1,112
    Investment Securities         314      452     1,175    1,259
  Collateralized Mortgage
    Obligations                   370        0       602        0
  Other Interest Income            48      146       154      649
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,465    2,281     7,052    6,026
                                -----    -----     -----    -----
INTEREST EXPENSE (on)
  Deposits                        610      621     1,828    1,960
  FHLB Advances                   472      175     1,028      188
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE          1,082      796     2,856    2,148
                                -----    -----     -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,383    1,485     4,196    3,878
PROVISION FOR LOAN LOSSES           0        3        53        8
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,383    1,482     4,143    3,870
                                -----    -----     -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments      (33)       0       215      (12)
  Other Income                      5       11        17       21
                                -----    -----     -----    -----
TOTAL NON-INTEREST INCOME         (28)      11       232        9

OTHER EXPENSES
  Compensation and Benefits       397      427     1,690    1,183
  Net Occupancy Expense            70       71       213      228
  Other Expenses                  253      135       775      333
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES              720      633     2,678    1,744
                                -----    -----     -----    -----
INCOME BEFORE TAX EXPENSE         635      860     1,697    2,135
INCOME TAX EXPENSE               (219)    (331)     (605)    (779)
                                -----    -----     -----    -----
NET INCOME                      $ 416    $ 529    $1,092   $1,356
                                =====    =====     =====    =====
EARNINGS PER SHARE              $ .16    $ .17     $ .38      n/a

                          GS Financial Corp.
           Consolidated Statements of Comprehensive Income
                       (Dollars in Thousands)
                             (Unaudited)
                            For the three Months  For the nine Months
                             ended September 30,  ended September 30,
                                1998     1997      1998     1997
                          ----------------------------------------
Net Income                     $  416   $  529   $ 1,092  $ 1,356

Other comprehensive income,
  Net of income tax:
       Unrealized gains/
      (losses) on securities      268     (869)      255   (1,030)
                                  ---    -----       ---    -----
Comprehensive income           $  684   $ (340)  $ 1,347  $   326
                                  ===      ===     =====      ===






































                                                                            GS Financial Corp.
                                                Consolidated Statements of Changes in Stockholders' Equity
                                                      For The Nine Months Ended September 30, 1998, and 1997
                                                                          (Dollars in Thousands)
                                                                                  (Unaudited)

                                                                                  Unrealized Gain
                                                                                  on Securities
                                                                                  Available for
                                                                                  Sale Net of
                                Additional         Unearned   Unearned            Applicable        Total
                         Common  Paid-In  Treasury  ESOP     RRP Trust  Retained  Deferred          Stockholders'
                          Stock  Capital   Stock    Shares     Stock    Earnings  Income Tax        Equity
BALANCE AT
  DECEMBER 31, 1996     $  -    $    -   $   -    $    -     $     -   $ 23,862   $    917          $ 24,779

Net Income-9 months
Ended September 30, 1997   -         -       -         -           -      1,356         -              1,356

Sale of Common Stock      34     33,500            (2,751)                                            30,783

Retirement of ESOP Debt                               109                                                109

Decrease in Unrealized
  Gain on Securities
  Available for Sale       -         -       -          -           -         -       (262)             (262)

Cash Dividends Paid                                                        (240)                        (240)

BALANCE AT
  SEPTEMBER 30, 1997      34     33,500      -     (2,642)          -  $ 24,978   $    655          $ 56,525

BALANCE AT
  DECEMBER 31, 1997    $  34   $ 33,658  $   -   $ (2,516)   $ (2,076) $ 25,089   $  1,858          $ 56,047

Net Income-9 months
Ended September 30, 1998   -         -       -         -           -      1,092         -              1,092

Decrease in Unrealized
  Gain on Securities
  Available for Sale       -         -       -         -           -         -        (217)             (217)

Purchase of Treasury Stock -         -   (8,324)       -           -         -          -             (8,324)

Purchase of RRP Trust
  Stock                    -         -       -         -         (334)        -         -               (334)

Retirement of ESOP Debt    -        206      -        281          -          -         -                487

Cash Dividends  Paid       -         -       -         -           -       (686)        -               (686)

BALANCE AT
 SEPTEMBER 30, 1998    $  34   $ 33,864 $ (8,324)  (2,235)   $ (2,410) $ 25,495   $  1,641          $ 48,065

                           GS Financial Corp.
                   Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Nine Months Ended
                                                 September 30,
                                          -----------------------
                                               1998         1997
                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $   1,092     $  1,356
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               94          100
       Premiums/(Discounts) (Net)                160          (18)
       Provision for Loan Losses                  53            8
       Loss on Sale of Loans                                    5
       Net Loan Fees                              (2)
       ESOP Expense                              430           90
       Gain/(Loss) on Sale of Investments       (216)           8
 (Increase)/Decrease in Prepaid Income Tax                    402
   Changes in Deferred Income Tax                193            6
   Changes in Operating Assets and Liabilities:
 (Increase)/Decrease in
   Accrued Interest Receivable                  (141)        (183)
 (Increase)/Decrease in Deferred Charges         (69)         (50)
  Increase/(Decrease) in Accrued Income Tax      (64)         103
  Increase/(Decrease) in Other Liabilities       563           76
 (Increase)/Decrease in Other Assets               9          170
                                               ------       -------
Net Cash Provided by Operating Activities      2,102        2,073

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Redemption of
    Mutual Funds                               8,901
  Purchase of CMO's                          (34,248)
  Proceeds from Maturities of CMO's            7,461
  Purchase of Available-for-Sale
    Securities                                            (12,347)
  Proceeds from Maturities of Available-
    For-Sale Securities                        2,210        7,000
  Purchases of Mortgage-Backed
    Securities                                (5,764)     (38,440)
  Proceeds from Maturities of
     Mortgage-Backed Securities                8,722        2,116
  Purchase of IMF Mutual Fund                 (3,683)      (5,430)
  Proceeds from Sales of Mortgage-
    Backed Securities                         12,646        5,564

Net Loan (Originations) or
     Principal Repayments                     (8,622)      (3,683)
  Purchases of Premises and Equipment            (23)         (81)
  Investment in Foreclosed Real Estate                        (15)
  Dividend on ARM Fund                          (529)         (91)
  Dividend on IMF Fund                           (19)
  Purchase of FHLB Stock                        (539)        (110)
  Non-Cash Dividend - FHLB                       (57)         (33)
                                           ----------      -------
Net Cash Used in Investing Activities        (13,544)     (45,550)
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits            354       (5,371)
  Sale of Common Stock                                     30,813
  Purchases of Treasury Stock                 (8,324)
  Net Increase/(Decrease) in
    Unapplied Loan Payments                        6            4
  Payment of Cash Stock Dividends               (687)        (241)
  Net Increase/(Decrease) in Advance
    Payments by Borrowers for Taxes
    and Insurance                               (185)          65
  Purchase of Stock for Recognition &
    Retention Plan Trust                        (334)
  Net Increase/(Decrease) in
    FHLB Advances                             20,328       17,045
                                          ----------     ---------
Net Cash Provided by Financing
    Activities                                11,158       42,315
                                          ----------     ---------
NET CASH EQUIVALENTS                            (284)      (1,162)

CASH AND CASH EQUIVALENTS - January 1,         2,612        7,591
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - September 30 $     2,328 $      6,429
                                          ==========    =========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association, (the "Association"). The Company registered its initial public offering ("IPO") of its common stock on Form SB-2 with the Securities and Exchange Commission ("SEC") on December 26, 1996, which as amended on February 6, 1997, was declared effective by the SEC on February 11, 1997. The Association filed an Application for Conversion ("Application") with the Office of Thrift Supervision ("OTS") and the Louisiana Office of Financial Institutions ("OFI"), the two primary regulators of the Association. The Association received approval for its Application along with related proxy materials from both the OTS and OFI by letters dated February 7, 1997 and April 11, 1997, respectively.

    Pursuant to the Plan of Conversion, which, in part, provided for the Association's conversion from the mutual to stock form (the "Conversion"), the Company opened its subscription offering on February 24, 1997 and closed the offering on March 17, 1997. The Conversion was approved by the members of the Association at a special meeting held March 25, 1997.The IPO was completed on April 1, 1997.

     The accompanying financial statements represent the consolidated financial position, results of operations and cash flows of the Company except for those figures for the nine months ended September 30, 1997, which represent the results of operations and cash flows of the Association exclusively from January 1, 1997 to March 31, 1997 and the consolidated results of operations and cash flows of the Company from April 1, 1997 to September 30, 1997. The accompanying financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normally recurring accruals, which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included.

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 1997 the Association terminated its Simplified Employee Pension Plan ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased 8% or 275,080 shares of the Company's common stock in the Conversion. The purchase of this stock was financed through a loan from the Company which is secured by the above-mentioned shares. The balance of that loan was $2.4 million at September 30, 1998. The Company accounts for the ESOP in accordance with SOP 93-6 and, as such, approximately 23,465 shares had been earned by plan participants at December 31, 1997. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.

     The Company filed a private letter ruling request with the Internal Revenue Service ("IRS") regarding a proposed extension of the amortization schedule for the ESOP Debt. No determination or finding has been made by the IRS as of this date.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in SFAS 128. During the third quarter of fiscal 1998, the Company declared and paid dividends in the amount of $.07 per common share.

(4) STOCK CONVERSION

     On April 1, 1997 the Company completed its IPO in which
3,438,500 shares of common stock were sold, par value $.01 per share, at a cost of $10 per share. Costs totaling $821,000 were netted against proceeds of approximately $34.3 million.

(5) INVESTMENTS

                           September 30, 1998      December 31, 1997
                              --------------     -----------------
                                   (Dollars in thousands)
                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $ 10,172    $ 10,517   $ 12,380  $ 12,663
ARM Mutual Fund             4,917       4,888     13,817    13,801
IMF Mutual Fund             3,683       3,724
FHLMC Stock                    35       1,787         35     1,510
                           ------      ------     ------    ------
        Total            $ 18,807    $ 20,916   $ 26,232  $ 27,974
                           ======      ======     ======    ======

(6) LOANS
                                    September 30,   December 31,
                                        1998           1997
(Dollars in Thousands)                --------    -----------
Total Loans                           $ 62,617       $ 53,995
Allowance for Loan Losses                 (463)          (410)
Net Unearned Fees                            5              3
                                      --------       --------
TOTAL NET LOANS                       $ 62,159       $ 53,588
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 59,987       $ 53,058
Construction (1-4 family)                1,128             99
Commercial Mortgages                       809            471
Other Mortgages                            426            123
Consumer (secured by deposits)             267            244
                                    ----------     ----------
TOTAL LOANS                           $ 62,617       $ 53,995
                                      ========       ========

Allowance for Loan Losses

                                       1998           1997
(Dollars in Thousands)                -----          -----
Beginning Balance, June 30            $ 463          $ 387
  Provision for Losses                    0              3
  Loans Charged Off                       0              0
                                      -----          -----
Ending Balance, September 30          $ 463          $ 390
                                      =====          =====

(7) MORTGAGE BACKED SECURITIES

                                    September 30,       December 31,
                                        1998               1997
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed Rate (1-4 family)  $ 14,595 $ 14,819  $ 13,935 $ 14,414
   FHLMC Fixed Rate (1-4 family)    2,686    2,720    10,659   11,202
   FNMA Fixed Rate (1-4 family)     8,892    8,938    17,054   17,105
                                   ------   ------    ------   ------
TOTAL MORTGAGE BACKED SECURITIES $ 26,173 $ 26,477  $ 41,648 $ 42,721
                                   ======   ======    ======   ======

(8) INTEREST BEARING DEPOSITS

                                   September 30,    December 31,
                                        1998           1997
                                     ---------      -----------
                                       (Dollars in thousands)

     Passbook Savings               $  21,960        $ 22,314
     Certificates of Deposits          35,213          34,508
                                      -------          ------
TOTAL INTEREST BEARING DEPOSITS     $  57,173        $ 56,822
                                      =======          ======

(9) Stock Option Plan

     On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees. Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options granted under the Stock Option Plan. The Company has followed all disclosure requirements set forth in SFAS 123, "Accounting for Stock-Based Compensation." As of September 30, 1998, options covering 275,076 shares had been granted, however, due to the 5 year vesting requirement, no options had been earned.

(10) Recognition and Retention Plan

     On October 15, 1997 the Company established the 1997 Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP, or 4% of the common stock issued in the Conversion. By January 16, 1998, the Company had acquired in open market transactions a total of 137,500 shares of common stock for issuance under the RRP. During the quarter ending September 30, 1998, RRP participants voted unanimously to extend the vesting period from its original five year period to 10 years. The effect of this extension reduces the annual compensation expense to the Company associated with the RRP. The Company is accruing this expense commensurate with the expiration of the vesting period based on the price of the stock ($17.187/share) on the date the RRP was approved.

(11) Treasury Stock

     As of September 30, 1998, the Company had repurchased 491,054 shares for an average price of $16.95 per share or $8.3 million. This represents approximately 15% of the original shares issued and was the maximum repurchase allowed by the OTS. During the three months ended September 30, 1998, the Company acquired 319,129 shares at a total cost of $4.9 million.












(12) Other Expenses

     Listed below are major recurring components comprising other expenses.

                              For the three Months
                            ended September 30, 1998
                              ----------------------
Office Supplies & Telephone        $  38,782
Franchise Tax                         95,723
Data Processing                       17,922
Advertising                           16,387
Supervisory Fees                      18,630

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

     The Company has also adopted a strategy of growth on the institutional or wholesale level. As a member of the Federal Home Loan Bank ("FHLB"), the Company is able to borrow funds through advances from the FHLB under terms and rates which allow for the investment of these funds at higher yields than the cost of the related advances. This allows the Company to supplement its retail growth and earnings.

     The following discussion compares the financial condition of GS Financial Corp. at September 30, 1998 to December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997.

CHANGES IN FINANCIAL CONDITION

     At September 30, 1998, the assets of the Company totaled $144.3 million, an increase of $12.9 million, or 9.8%, from December 31, 1997. Net loans receivable increased by $8.6 million, or 16.0%, to $62.2 million at September 30, 1998 compared to $53.6 million at December 31, 1997. The increase came primarily in loans on 1-4 family residential dwellings which, fueled by continued low rates, increased $6.9 million or 13.0%, from $53.1 million at December 31, 1997 to $60.0 million at September 30, 1998. This growth over the nine months ended September 30, 1998 was funded through the liquidation of various short-term investments and mortgage-backed securities.

     Mortgage-backed securities decreased $16.2 million, or 37.9%, to $26.5 million at September 30, 1998 compared to $42.7 million at December 31, 1997. The change was the net result of $12.4 million of mortgage-backed securities sold, $5.0 million in new purchases and $8.8 million in monthly principal payments for the nine months ended September 30, 1998. The sales, which took place in February, 1998, were executed to both reposition these funds into shorter term investments and realize some gains. The principal repayments have also been heavier than expected due to prepayments of the underlying mortgages caused by lower interest rates.

     Investment securities decreased $7.1 million, or 25.4%, to $20.9 million at September 30, 1998 compared to $28.0 million at December 31, 1997. The Company used these funds to meet current loan demand and repurchase stock.

     At September 30, 1998, the Company's investment in Collateralized Mortgage Obligations was $26.8 million. Part of this investment was funded by the sale of $12.4 million of mortgage-backed securities in February, 1998 and part of it was funded from Federal Home Loan Bank Advances executed throughout 1998. These first tranch instruments provide the Company with short-term availability at yields over money market rates.

     Interest bearing deposits remained relatively unchanged from December 31, 1997 to September 30, 1998 at approximately $57.0 million.

     The Company's borrowings increased $20.3 million or 125.3% to $36.5 million at September 30, 1998 compared to $16.2 million at December 31, 1997. This was due to the Company expanding its leveraged investing program. The Company's borrowings consist of $21.3 million of fully amortizing advances from the Federal Home Loan Bank (FHLB) as well as $15.2 million in balloon obligations from the FHLB.

     Equity capital decreased $7.9 million, or 14.1%, to $48.1 million at September 30, 1998 compared to $56.0 million at December 31, 1997. The decrease was due to the net effects of $8.3 million in purchases of Treasury Stock; $.3 million in the purchase of stock by the Recognition and Retention Plan Trust; $1.1 million in net income for the nine months ended September 30, 1998; $.5 million due to the retirement of ESOP debt; $.7 million in cash dividends paid and a $.2 million reduction in unrealized gain on securities available for sale.

RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the nine months ended September 30, 1998 of $1.1 million which was a decrease of $.3 million compared to $1.4 million for the nine months ended September 30, 1997. The decrease was due primarily to an increase in other expenses of $1.0 million, or 58.8%, to $2.7 million for the nine months ended September 30, 1998 compared to $1.7 million for the nine months ended September 30, 1997.

     Three month results reflect largely the same trend with third quarter 1998 net income down $.1 million compared to the same period in 1997.

INTEREST INCOME

     Total interest income increased $.2 million, or 8.7%, to $2.5 million for the three months ended September 30, 1998 compared to $2.3 million for the three months ended September 30, 1997. This was due primarily to increases in interest on loans.

     Interest on loans increased $.3 million, or 30.0%, to $1.3 million for the three months ended September 30, 1998 compared to $1.0 million for the three months ended September 30, 1997. This was due primarily to growth in the loan portfolio. The average balance of the loan portfolio for the nine months ended September 30, 1998 was $58.6 million (net) compared to $45.5 million (net) for the nine months ended September 30, 1997. The average annualized yield on loans for the nine months ended September 30, 1997 was 8.8% compared to 8.3% for the nine months ended September 30, 1998.

     Interest on mortgage-backed securities decreased $.2 million, or 33.3%, to $.4 million for the three months ended September 30, 1998 compared to $.6 million for the three months ended September 30, 1997. For the nine months ending September 30, 1998 the average balance was $30.3 million which for the same period in 1997 the average balance was $22.9 million. The average annualized yield of mortgage-backed securities was 6.4% for the nine months ending September 30, 1998 and 6.5% for the same period in 1997.

     In 1998 the Company has utilized first-tranch Collateralized Mortgage Obligations as an alternative, shorter-term investment than mortgage loans or securities. To date in 1998 the Company has earned $.6 million in such interest on an average balance of $12.9 million yielding 6.2%. Most of these investments are part of the Company's wholesale growth strategy of leveraged investing.

     Other interest income consists mainly of interest income on overnight Fed Funds sold and interest bearing deposits in other financial institutions. Other interest income decreased $.1 million or 66.7%, from $.15 million for the three months ending September 30,1997 compared to $.05 million for the three months ending September 30, 1998. This was due to the large investment in overnight Fed Funds in 1997 due to the temporary investment of stock subscription funds. The average balance in Fed Funds was $4.9 million for the three months ending September 30, 1997 and $.9 million for the same period in 1998.

PROVISION FOR LOAN LOSSES

     The Company had no provision for loan loss for the quarter ended September 30, 1998 compared to $.003 million provision for the three months ending September 30, 1997. The general valuation allowance is reviewed quarterly and is based on each individual loan's performance as well as value of the underlying collateral. Management has set .5% of the entire mortgage portfolio as an appropriate allowance given the current economic conditions. The Company employs the reserve method of accounting for its general and specific valuation allowances for loan losses.

INTEREST EXPENSE

     The Company's total interest expense increased $.8 million, or 38.1%, to $2.9 million for the nine months ended September 30, 1998 compared to $2.1 million for the nine months ended September 30, 1997. The increase was due to the effect of additional interest expense of $.8 million in advances from the Federal Home Loan Bank in conjunction with the initiation of the Company's wholesale growth strategy of leveraged investing. The Company's overall cost of funds increased from 4.5% (annualized) for the nine months ending September 30, 1997 to 4.7% (annualized) for the same period in 1998.

OTHER EXPENSES

     Other expenses for the three months ended September 30, 1998 were $.7 million compared to $.6 million for the three months ended September 30, 1997. This represents an increase of $.1 million or 16.7% from September 30, 1997 to September 30, 1998. The increase was largely due to state taxes which prior to 1998 had not been accrued and are a direct result of converting from a mutual to a stock thrift.

     Other expenses for the third quarter 1998 were reduced (30%) from the quarter ending June 30, 1998 where other expenses were $1.0 million. The reduction in the third quarter was caused by 3 main reasons. The full time staff was reduced from 33 to 31 via attrition. Secondly, the extension of the vesting period of the RRP Trust from 5 years to 10 years halved the cost of that benefit program. Finally, the market value of the Company's stock price along with the decision to apply dividends received on ESOP shares to the regular quarterly ESOP note payments helped reduce ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its short-term obligations with ready cash. The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 5% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments and deposits in other financial institutions as well as U.S. Government and Agency issued securities. As of September 30, 1998, the Company's liquidity stood at 58.43% or $54.7 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk -based capital (8.0%). As of September 30, 1998, the Company's tangible and core capital amounted to $39.4 million or 29.25% of adjusted total assets, while the Company's risk-based capital was $39.7 million or 75.17% of total adjusted risk-weighted assets.

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

                         GS FINANCIAL CORP.



DATE: NOVEMBER 13, 1998       BY:/s/Donald C. Scott
                              ---------------------
                              DONALD C. SCOTT, CHAIRMAN OF THE
                              BOARD, PRESIDENT AND
                              CHIEF EXECUTIVE OFFICER


DATE: NOVEMBER 13, 1998       BY:/s/Glenn R. Bartels
                              ----------------------
                              GLENN R. BARTELS
                              CONTROLLER



18