Form 10-K
period 1998-12-31
GS FINANCIAL CORP
filed 1999-03-29
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1998

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

           Common Stock, par value $.01 per share
           --------------------------------------
                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x   Yes                           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     ____



     As of March 23, 1999, there were 3,438,500 shares of the Registrant's common stock, par value $.01 per share, issued and outstanding. The aggregate market value of such stock, excluding the shares held by all directors and officers of the Registrant, was $38.5 million at March 23, 1999 based on the per common share price at closing of $12.13 on that date. The information presented in this Form 10-K at December 31, 1998 and 1997, and for the twelve months ended December 31, 1998 and 1997 represent the financial condition and results of operations of GS Financial Corp. and its wholly-owned subsidiary, Guaranty Savings & Homestead Association. The information presented for the twelve months ended December 31, 1996 represent the results of operations of Guaranty Savings and Homestead Association alone.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the following documents which have been incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated into Part II, Items
5 through 8, and Part IV, Item 14.

(2)     Portions of the definitive proxy statement for the 1999
Annual Meeting of Shareholders to be filed within 120 days of the Registrant's fiscal year end are incorporated into Part III, Items 10 through 13.






















PART I.

Item 1 BUSINESS

General

     GS Financial Corp. (the "Company") was incorporated under Louisiana law on December 24, 1996 as a thrift holding company. The Company commenced operations on April 1, 1997 upon the completion of its initial public offering of common stock, which trades on the Nasdaq National Market. On that date the Company's wholly owned subsidiary, Guaranty Savings and Homestead Association (the "Association") was converted from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. This was accomplished through the offer and sale of common stock by the Company to certain depositors, employees, officers and directors of the Association as well as the GS Financial Employee Stock Ownership Plan (the "ESOP"). The Company simultaneously used a portion of the proceeds of its sale of common stock to acquire 100% of the stock of the Association.

     The Company's principal business is conducted through the Association. Guaranty Savings and Homestead Association was founded in New Orleans, Louisiana in 1937 as a mutual savings and loan association. The Association's unconsolidated assets at December 31, 1998 totaled $150.6 million and comprise 95.6% of the total consolidated assets of the Company.
The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association also takes in deposits in the form of passbook savings and certificates of deposit. The Association also invests in short and long term liquid investments such as US Treasury and Agency securities, mortgage backed securities, overnight Federal Funds, money market investments and qualified thrift grade mutual funds. The balance of the consolidated assets held by the Company includes $6.7 million in similar short and long term liquid investments.

Regulation

     The Company's primary regulator is the Office of Thrift Supervision ("OTS"). The OTS regulates all thrifts and thrift holding companies whose deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions ("OFI"). These two agencies currently examine the Company approximately every 18 months on an individual basis, relying on the examination report of the other agency on cycles, alternating when it is not their year to examine the Association.

     As a public registrant the Company is also subject to the rules and regulations of the Securities and Exchange Commission
("SEC"). The Company also is subject to the rules of the NASDAQ
Stock Market.

     The Association is a member of the Federal Home Loan Bank of Dallas ("FHLB"). The Federal Home Loan Bank System is comprised of 12 regional banks which serve thrifts and banks by offering investment opportunities and sources of funds.

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (in thousands):

                      LOAN PORTFOLIO COMPOSITION
                                       December 31,
                         ----------------------------------------
                         1998     1997     1996     1995     1994
                         ----------------------------------------
First Mortgage Loans:
 One to Four
  Family Residential  $ 61,562 $ 52,528 $ 42,660 $ 38,449 $ 38,236
 FHA and VA                237      358      511      675      854
 Construction              740       99      298        -        -
 Commercial
 Real Estate             1,157      471      430      484      601
  Other                    201      123      145      146      182
                       --------  -------- --------- ------- ------
Total First
  Mortgage Loans        63,897   53,579   44,044   39,754   39,873

Consumer Loans
 Second Mortgage           119      172      273      267      350
 Loans on Deposits         337      244      183      186      161
                       -------- -------- -------- -------- -------
                        64,353   53,995   44,500   40,207   40,384

Allowance for
  Loan Losses             (463)    (410)    (382)    (323)   (345)

Net Deferred Loan
  Origination Costs          5        3        7       (4)     (3)
                      --------- --------- -------- -------- ------
Net Loans             $ 63,895 $ 53,588 $ 44,125 $ 39,888 $ 40,042
                        ======   ======   ======   ======   ======

Contractual Term to Final Maturities. The following table sets forth certain information as of December 31, 1998 regarding the dollar amount of loans maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1998 is shown in the appropriate year of the loan's final maturity.
The actual maturity of loans varies primarily on prepayments which to a large extent depends on market interest rates. In general if prevailing market rates fall below those of the portfolio, prepayments accelerate. Conversely if market interest rates increase above portfolio rates early pay-offs tend to decrease.

    Fixed rate loans receivable as of December 31, 1998 are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

                                         Over
                        Under   One to  Five to  Over
                         One    Five     Ten     10
                         Year   Years    Years   Years     Total
                        ------ ------  -------   ------    -----

Loans Secured by 1-4 Family
  Residential:
Fixed Rate               $ 344 $ 3,861 $ 8,772 $ 49,681  $ 62,658
Other Loans Secured by
  Real Estate:
Fixed Rate                   5     161     223      969     1,358
All Other Loans            337      -       -        -        337
                        ------   -----  ------  -------    ------
                        $  686 $ 4,022 $ 8,995 $ 50,650  $ 64,353
                        ====== =======  ====== ========  ========















Loan Origination Activity. The table below sets forth the Company's total loan origination and reduction experience during the periods indicated. Historically, the Company has not purchased or sold any loans.

                                      December 31,
                          --------------------------------------
                            1998    1997    1996    1995    1994
                          --------------------------------------
Loan Originations (in thousands):
  1-4 family residential $14,697 $14,806  $8,876  $6,400  $6,467
  Construction             1,610     726     823      -       -
  Commercial real estate     526      75      69      -       -
  Consumer                   283     149      66     150     105
  Other Real Estate          732     165     235      -       -
                         -------  ------  ------  ------  ------
Total Loan Originations   17,848  15,921  10,000   6,550   6,572
Loan principal
    repayments            (7,490) (6,425) (5,776) (6,727) (7,236)
Increase (decrease)
  due to other items         (51)    (33)      3      23      27
                         -------  ------  ------ ------- -------
Net increase
 (decrease) in           $10,307 $ 9,463  $4,237  $ (154) $ (637)
   Loan portfolio         ======   =====   =====    =====   =====

Real Estate Lending Standards and Underwriting Policies. As of March 19, 1993, the Company was required to adopt and maintain written real estate lending policies that are consistent with safe and sound banking practices. The Company is in compliance with all such standards.

     The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and Management. These standards and procedures are incorporated into the Company's Underwriting Standards and Lending Policy which are reviewed annually by the Board of Directors (the "Board"). The Underwriting Standards dictate the manner in which loan applications are accepted and processed. Such standards include, but are not limited to, appraisal guidelines, disclosure requirements of Truth-In-Lending and the Real Estate Settlement and Procedures Act ("RESPA") Laws and Regulations, credit criteria, completeness of applications, title requirements and compliance with local codes and ordinances. The Company requires appraisals from Board-approved state licensed and certified appraisers. The lending policy establishes the overall direction of the Company's lending activities within the community and forms the basis for setting Underwriting Standards which limit the Company's exposure to credit risk. Such factors include minimum and maximum loan amounts, debt to income ratios, collateral, and acceptable rates and terms.

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

     Loan applications are accepted at all three of the Company's offices and forwarded to the Loan Committee which meets weekly. In general, loan applications for $300,000 or less are considered in the ordinary course of business. Applications for loans in excess of this amount are given consideration on a case by case basis. The Company requires a title insurance policy on all approved loans prior to closing.

     The Company's loan portfolio consists of conventional fixed rate mortgage loans on 1-4 family residential dwellings. The terms of these go up to 30 years. In general, down payments of 20% of the purchase price or appraised value are required. However, the Company does make loans where the loan to value ratio (LTV) is as high as 90%. The Company also makes loans on residential investment property, commercial real estate, condominiums and vacant ground. Terms vary and rates tend to be slightly higher on these types of mortgage loans than those rates for residential 1-4 family properties.

     The Company originates and funds construction loans which subsequently convert to permanent, fixed rate mortgage loans.
During the construction period, the company requires payment of interest only on the amount of principal drawn.

     Loans are available to depositors of the Company secured by passbook savings or certificates of deposit at a rate 2 percentage points above the savings rate up to 90% of the face amount of a certificate of deposit or 90% of the current available balance of a passbook. The minimum amount on such loans is $1,000 and these loans are payable on demand subject to 30 days notice.




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

     Delinquent Loans and Non-Performing Assets. The following tables set forth the Company's delinquent loans and non-performing assets as of the dates indicated. Balances are indicative of the total principal balances of such loans rather than the actual principal past due based on the number of payments past due. At December 31 of the five years presented all of the Association's delinquent loans and non performing assets were either 1-4 family residential dwellings or loans secured by 1-4 family residential loans.

                         DELINQUENT LOANS
                       (Dollars in thousands)

                          1998   1997   1996   1995   1994
                          ----   ----   ----   ----   ----
30-89 Days             $ 2,171  $ 271  $ 175  $ 313  $ 710
90+ Days                   266    166    253    206    197
                           ---    ---    ---    ---    ---
Total Delinquent Loans $ 2,437  $ 437  $ 428  $ 519  $ 907
                         =====    ===    ===    ===    ===

     During 1998, the Company changed its data processing parameters to include accounts exactly 30 days past due in the delinquent 30-89 day category. This accounts for the marked increase in the amount of loans delinquent 30-89 days in 1998 compared to past years. Under prior years' parameters, the amount of loans delinquent 30-89 days at December 31, 1998 would have been $224,000.

                      Non Performing Assets
                      (Dollars in thousands)

                              1998   1997   1996   1995   1994
                              ----   ----   ----   ----   ----
90+ Day Delinquent Loans     $ 266  $ 166  $ 253  $ 206  $ 197
Real Estate Owned               -      -      -      24     37
                               ---    ---    ---    ---    ---
Total Non Performing Assets  $ 266  $ 166  $ 253  $ 230  $ 234
                               ===    ===    ===    ===    ===
Non Performing Loans as
  a % of Total Loans          .42%   .31%   .57%   .51%   .49%
Non Performing Assets as
  a % of Total Assets         .17%   .13%   .29%   .27%   .27%

     Classified Assets. The following table presents information pertaining to the Company's Watch list of classified assets and associated specific valuation allowances as of the dates indicated. All substandard and special mention loans receivable and related specific valuation allowances were on 1-4 family residential mortgage loans.

                               POTENTIAL PROBLEM LOANS
                                (Dollars in thousands)
                       ----------------------------------------
                       1998     1997     1996     1995     1994
                       ----------------------------------------
Substandard         $ 1,970  $ 1,564  $ 1,781  $ 1,900  $ 1,928
Special Mention         241      298      346      501      606
                      -----    -----    -----    -----    -----
         Gross        2,211    1,862    2,127    2,401    2,534

Less Specific
 Valuation Allowance   (141)    (141)    (160)    (123)    (143)
                      -----    -----    -----    -----    -----
Net                 $ 2,070  $ 1,721  $ 1,967  $ 2,278  $ 2,391
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

LOAN LOSS EXPERIENCE

An analysis of the allowance for loan losses as follows (dollars in thousands):

                                 Years Ended December 31,
                           ------------------------------------
                           1998    1997    1996    1995    1994
Balance, Beginning
  of Year                 $ 410   $ 382   $ 323   $ 345   $ 370
Provision for Losses         53      28      59      12      21
Loans Charged Off            -       -       -      (34)    (48)
Recoveries                   -       -       -       -        2
                           ----    ----    ----    ----    ----
Balance, End of Year      $ 463   $ 410   $ 382   $ 323   $ 345
                            ===     ===     ===     ===     ===
Allowance for Loan
 Losses as a % of
 Total Loans Receivable     .72%    .77%    .87%    .80%    .85%
Allowance for Loan
 Losses as a % of
 Non Performing Loans    174.01% 247.49% 151.17% 156.80% 175.13%

Mortgage-Backed Securities

     GS Financial has invested in a portfolio of mostly fixed-rate, mortgage-backed securities that are issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA). The FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal government. Because of this, these securities are considered high quality investments with minimal credit risks. The guaranteed aspect of these investments results in yields slightly less than the actual yields on the underlying mortgage loans.

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

     The Company invests in mortgage-backed securities with terms varying from 5 to 30 years. These securities are subject to variations in cash flow and yield due to the prepayment rates of the underlying mortgage loans. While this does add interest rate risk to the Company it is an attractive investment for the Company because mortgage-backed securities are highly liquid qualified thrift investments.

     On September 30, 1997 the Company reclassified all of its mortgage-backed securities as available-for-sale pursuant to SFAS 115. Management felt that this classification was more appropriate considering the magnitude of the Company's investment in these instruments and the liquidity available should other investment opportunities arrive.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates Indicated (in thousands):

MORTGAGE-BACKED SECURITIES

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1998        Cost       Gains        Losses      Value
                      --------------------------------------------
Available for Sale:
FNMA                  $  7,589    $    58       $   31    $  7,616
FHLMC                    2,310         23            5       2,328
GNMA                    13,159        106            -      13,265
                        ------        ---           --      ------
                      $ 23,058    $   187       $   36    $ 23,209
                        ======        ===           ==      ======

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
                        ======      =====          ===      ======











The following table sets forth the maturities of the mortgage-backed security portfolio as of December 31, 1998 (in thousands):

MORTGAGE-BACKED SECURITIES
                                                             Wtd.
                                    Amortized       Fair     Avg.
December 31, 1998                        Cost       Value    Rate
                                     --------    --------
Mortgage-Backed Securities
 Maturing:
  In One Year or Less                $    402   $     403   6.06%
  After One Year Through Five Years     2,276       2,315   7.02%
  After Five Years Through Ten Years    1,714       1,716   5.83%
  After Ten Years                      18,666      18,775   7.22%
                                       ------      ------
                                     $ 23,058   $  23,209
                                       ======      ======

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated (in thousands):

MORTGAGE-BACKED SECURITIES

                                    1998       1997       1996
                              --------------------------------
Mortgage Backed Securities
   Balance at January 1,       $  41,648  $   7,520  $   6,367
   Purchases                       5,764     38,440      3,065
   Repayments                    (11,790)    (4,310)    (1,908)
   Sales (Net of Gains)          (12,388)
   Amortizations of Premiums
     /Discounts (Net)               (176)        (2)        (4)
                                  ------     ------      -----
   Balance at December 31,     $  23,058     41,648      7,520
                                  ======     ======      =====
   Weighted Average Yield          6.34%      6.38%      5.92%

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

     The Company also invests its excess cash in 2 institutional funds whose principal underlying holdings are qualified thrift investments. One is an adjustable rate mortgage (ARM) fund while the other is an intermediate mortgage fund (IMF). Both of these funds are offered by the First Financial Trust, which is a co-operative institutional investment group comprised of members of America's Community Bankers. At December 31, 1998, 93.3% of the ARM Fund's assets were held in qualified thrift investments while 86.5% of the IMF's holdings were in qualified thrift investments. This strategy for the most part supplements the Company's prior investment in money market funds or overnight Federal Funds. These 2 funds typically yield a higher rate of return than money-market and Federal funds while still providing excellent liquidity.

     Interest rates dictate many of the investment decisions and policies of the Company. It is the policy of the Company not to engage in speculative purchasing, selling or trading of investments, however, certain profits may be taken from time to time on the sale of investments. When interest rate spreads reach acceptable levels the Company may utilize leveraged purchasing of investment securities. Also, when anticipated earnings permit, certain portfolio adjustments may be made to enhance the overall portfolio yield even though losses may be recognized in doing so.

     The Company's investment portfolio is classified as available-for-sale in accordance with SFAS 115. In prior years the Company's investment portfolio was largely classified as held-to-maturity with only approximately 5% to 10% being classified available for sale. That amount was determined by Management as necessary should any emergency liquidity demands arise. On September 30, 1996, the Company sold investments classified held-to-maturity, thus "tainting" the portfolio and forcing 100% of the portfolio to be classified as available-for-sale. Management felt this was in the best interest of the Company in considering the then current interest rate environment, high loan demand, capital strength of the company and future investment avenues which might be pursued in light of the impending stock conversion.














INVESTMENT SECURITIES

     Securities available-for-sale consist of the following (in thousands):

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1998        Cost       Gains        Losses      Value
                      --------------------------------------------
U. S. Government
 and Federal Agencies  $ 10,171    $   279      $   -     $ 10,450
Adjustable Rate
 Mortgage Mutual Fund     2,865         -           17       2,848
Intermediate
 Mortgage Mutual Fund     5,267         -            8       5,259

FHLMC Common Stock           35      2,285          -        2,320
                         ------      -----         ---      ------
                       $ 18,338    $ 2,564      $   25    $ 20,877
                         ======      =====         ===      ======

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
                         ======      =====         ===      ======

















     The following table sets forth the amount of investment securities which mature during each of the periods indicated at December 31, 1998:

INVESTMENT SECURITIES

December 31, 1998
                                          Securities
                                       Available-for-Sale
                             Amortized          Fair       Wtg.
                                  Cost         Value    Avg. Rates
Amounts Maturing in:
   One Year or Less           $  9,066      $ 11,352      6.02%
   After One Year
     Through Five Years          2,197         2,275      6.98%
   After Five Years
      Through Ten Years          7,075         7,250      7.30%
                                ------        ------
                              $ 18,338      $ 20,877
                                ======        ======

COLLATERALIZED MORTGAGE OBLIGATIONS

Currently, the Company's investment in Collateralized Mortgage Obligations (CMO's) is limited to first-tranche Real Estate Mortgage Investment Conduits (REMIC's). A REMIC is a pass through investment created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities. The mulitiple classes within a REMIC are known as "tranches." The tranches are paid principal and/or interest based on the payment schedule outlined in the prospectus. "First traunche" indicates the first class of securities paid from the principal and interest payments of the underlying mortgage loans.

Currently, the Company's investment in REMIC's is limited to those issued by FNMA, FHLMC and "AAA" rated non-governmental agencies. These are defined to be within the 20% risk-weighted category for thrift institutions. The contractual maturity of a REMIC is defined by the latest maturity date of the underlying group of mortgage loans. In terms of actual cash flow, the term or duration of the REMIC's purchased by the Company varies from 2 to 4 years. At current payment rates experienced in 1998, all of the Company's existing CMO's will be paid off by 2000.

The Company considers the high cash flow of these investments to be attractive, particularly when interest rates are at such low levels as opposed to investing in longer term instruments. In addition, the cash flow has facilitated the operating needs of the Company, particularly considering the high loan demand in 1998. The following table sets forth the composition of the Company's portfolio of Collateralized Mortgage Obligations indicated (in thousands):

COLLATERALIZED MORTGAGE OBLIGATIONS

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1998        Cost       Gains        Losses      Value
                      --------------------------------------------
Available for Sale:
FNMA                  $ 18,987    $     -       $   33    $ 18,954
FHLMC                   17,928         35            8      17,955
Other                    4,823          -            6       4,817
                        ------        ---           --      ------
                      $ 41,738    $    35       $   47    $ 41,726
                        ======        ===           ==      ======

Sources of Funds

General. Deposits have always been the primary source of the Company's funds for lending and other investment purposes. In 1997 two significant other sources were utilized when first, the Company completed its initial public offering which raised $30.8 million and secondly, advances from the FHLB also provided the Company with an additional source of funds as part of the Company's leveraged investing policy whereby the Company was able to take advantage of favorable interest rate spreads to borrow money and reinvest it immediately at a rate higher than its cost.

Deposits. The Company's deposits are attracted principally from within its market area. Many depositors are also mortgage loan customers. The Company offers both passbook savings and certificates of deposit. Terms for certificates vary from 3 months to 5 years while rates tend to increase with term.

     The following table shows the distribution of, and certain other information relating to the Company's deposits:













DEPOSITS

     Deposit account balances at December 31, 1998, 1997, and 1996 are summarized as follows (in thousands):

                                         Years Ending
                                         December 31,
                      -------------------------------------------
                               1998           1997           1996
                      -------------------------------------------
                               Wtd.           Wtd.           Wtd.
                               Avg.           Avg.           Avg.
                      Balance  Rate  Balance  Rate  Balance  Rate

Regular Savings
  Accounts           $ 21,512  3.0% $ 22,314  3.5% $ 25,088  4.0%
Certificates of
  Deposit              39,593  5.2%   34,508  5.2%   36,333  5.2%
                       ------         ------         ------
                     $ 61,105       $ 56,822       $ 61,421
                       ======         ======         ======

     The following table sets forth the savings cash flow of the Company during the periods indicated (in thousands):

                                          Year Ended December 31,
                                        --------------------------
                                         1998      1997      1996
                                        --------------------------
Increase (decrease) before
   Interest Credited                 $  2,392  $ (6,642) $ (1,590)
Interest Credited                       1,891     2,043     2,066
                                        -----     -----     -----
Net increase (decrease) in deposits  $  4,283  $ (4,599) $    476

     The Company attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates in the local market. Traditionally the Company has priced its passbook savings at or near the top of such local rates as the holders of these accounts form the majority of its core depositors. The
Company has taken a more conservative approach in rates paid for certificate of deposits as the Company feels these accounts to be more rate conscious and sensitive to market fluctuations. In line with such policies, the Company does not pay "jumbo" rates for deposits $100,000 and over.

     The principal methods used by the Company to attract deposits include its emphasis on personal service, competitive interest rates and convenient office locations. The Company does not advertise for deposits outside of its primary market area. At December 31, 1998, the Company has no deposits that were obtained through deposit brokers.

     The following table presents the amount of certificates of deposit at December 31, 1998 which mature during the periods indicated (in thousands).

                                    Amount   Percent
                                    ------   -------
Certificate Accounts Maturing
  Under 12 months                 $ 28,497    71.97%
  12 months to 24 months             8,342    21.07
  24 months to 36 months             2,458     6.21
  36 months to 48 months                99      .25
  48 months to 60 months               197      .50
                                    ------    -----
Total Certificates                $ 39,593   100.00%
                                    ======   ======

     The following table sets forth the maturities of the Company's deposits of $100,000 or more at December 31, 1998 by time remaining to maturity (in thousands).

DEPOSITS 100,000 AND OVER
(in thousands)

Maturing in 3 months or less        $ 1,320
Maturing in 3 to 6 months               400
Maturing in 6 months to 1 year          714
                                      -----
Total Deposits 100,000 and over     $ 2,434
                                      =====

Borrowings. During 1998 the Company obtained advances from the FHLB as part of a leveraged investment program. The Company borrows the funds which are subsequently reinvested in mortgage-backed securities, collateralized mortgage obligations and other investments which earn over the interest charged on the advances. The advances consist of fully amortizing and balloon advances which mature between July, 1999 and June, 2008. A summary of the advances by maturity and interest rate are detailed as follows (in thousands):







                                         Weighted
    Maturing in the Year                  Average
    Ending December 31,        Amount       Rate
    -------------------        ------    ---------
         1999                $ 10,730       5.59%
         2000                   9,388       5.52%
         2001                   6,200       5.46%
         2002                   4,190       5.56%
         2003                   2,938       5.32%
         Thereafter            11,935       5.50%
                              -------
                             $ 45,381

     The maximum amount of advances outstanding at any month-end during 1998 was $45.9 million. The average balance outstanding during 1998 was $27.9 million. Prior to 1997 the Company had no material borrowings.

Subsidiaries

     Guaranty Savings & Homestead Association is a wholly-owned subsidiary of the Company. The Company has no other subsidiaries.

Competition

     Guaranty Savings & Homestead Association faces significant competition both in attracting deposits and in originating loans. Its most direct competition for deposits has come from commercial banks, credit unions, other savings and loans and mortgage brokers located in the metropolitan New Orleans market. The Association also competes for investors' funds with short-term money market mutual funds and issuers of corporate and government securities. Guaranty Savings & Homestead Association does not rely on any individual group or entity for a material portion of its deposits or mortgage loan portfolio. The Association's primary factors in competing in the home mortgage loan market are its efficient personal service and attractive interest rates and terms.

Employees

     The Association had 31 full-time employees at December 31,
1998. None of these employees are represented by a collective bargaining agreement. Guaranty Savings & Homestead
Association believes that it enjoys excellent relations with its personnel.

Regulation

     Set forth below is a brief description of certain laws and regulations which are applicable to the Company and Guaranty Savings & Homestead Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with Guaranty Savings, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than Guaranty Savings or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than:
(i)furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in clause
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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


     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus).
Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998 Guaranty Savings was in compliance with the above restrictions.

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

     Under the Bank Holding Company Act of 1956, the Federal Reserve Bank ("FRB") is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance fund with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

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

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital (1.5%), core capital (3.0%), and risk based capital (8.0%). Core capital includes generally recognized capital such as common stockholders' equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December 31, 1998 the Association had no goodwill or other intangible assets which are deducted in computing its tangible capital.

     In determining risk-based capital, a savings institution is allowed to include both core capital and supplementary capital. Assets are assigned to particular risk-weighted categories and subsequently multiplied by that particular percentage (cash and US Treasury and Agency securities equal 0%, 20% for high quality mortgage-backed securities including those issued by US Government Agencies and "AAA" rated private companies, state and local obligations, claims on FHLB's and claims on domestic depository institutions, 50% for single family mortgage loans and 100% for all other loans and investments). The sum of these calculations becomes the total of risk-weighted assets which are then used to calculate the Association's risk-based capital ratio.

     At December 31, 1998, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 26.93%, 26.93% and 72.60% respectively. Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. As of December 31, 1998 Guaranty Savings and Homestead Association's liquidity was 62.8%, or $62.3 million in excess of the minimum required 4%.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Under these regulations, a safe harbor is created for specified levels of capital distributions as long as the savings institution meets their minimum capital requirements, and as long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Under recently adopted amendments to the OTS' regulations which become effective April 1, 1999, a savings institution that before and after the proposed distribution would at least be adequately capitalized may make capital distributions during any calendar year equal to net income for the applicable calendar year plus net income for the prior two years less any capital distribution in those prior periods. Failure to meet minimum capital requirements will result in further restriction on capital distributions, including possible prohibition without explicit OTS approval.

     In order to make distributions under this safe harbor, institutions which are subsidiaries of savings and loan holding companies must submit 30 day written notice to the OTS prior to making the distribution. The OTS may object to the distribution during the 30-day period based on safety and soundness concerns. The Association does not anticipate making any such distributions at the current time nor does it expect this regulation to have any adverse impact on the Association at any time in the future.

Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association's current CRA rating is satisfactory.

Qualified Thrift Lender Test. The Qualified Thrift Lender (QTL) Test measures the Association's level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments ("QTI's")are residential housing related assets. The Internal Revenue Service
(IRS) requires a savings institution to have at least 65% of its assets in "QTI's" to qualify for tax treatment as a building and loan association. At December 31, 1998, 74.63% of the Association's assets were invested in QTI's which was in excess of the percentage required to qualify the Association under the QTL test.

Year 2000. Guaranty Savings and Homestead Association employs a service bureau, NCR Corporation of Dayton, Ohio as its data processor. NCR has been addressing the Year 2000 issue in its last several software releases, and it has conducted national and regional testing in 1998 and has declared itself Year 2000 ready. Guaranty has contacted other computer hardware and software vendors and equipment vendors to ensure that their products are either Year 2000 compliant now or will be by the end of this year. The Association does not anticipate that Year 2000 expenditures will be material.

Federal Home Loan Bank System. Guaranty Savings and Homestead Association is a member of the FHLB of Dallas. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of FHLB agency issued obligations. As a member, the Association is required to maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Dallas, whichever is greater. At December 31, 1998, Guaranty Savings and Homestead Association had $2.3 million in FHLB stock, which was in compliance with this requirement.

Federal Taxation

General. The Company and Guaranty Savings are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the "Code"), and Guaranty Savings is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of the Company and Guaranty Savings and is not a comprehensive discussion of the tax rules applicable to the Company and Guaranty Savings.

Year. The Company files a consolidated federal tax return on the basis of a calendar year ending on December 31.

Bad Debt Reserves. A small financial institution (one with an adjusted bases of assets of less than $500 million), such as Guaranty Savings, is required in tax years beginning after 1995 to determine additions to its bad debt reserves under the experience method. Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of loans outstanding at the close of the same six years, or (b) the lower of (i) the balance of the reserve account at the close of the Association's "base year," which was its tax year ended December 31, 1987, or
(ii) if the amount of loans outstanding at close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     In 1996, Guaranty Savings was required to change its method of computing its bad debt deduction from other methods previously allowable to the experience method. As a result of the change in law, Guaranty Savings is required to include an amount into taxable income over a six-year period beginning in 1998. The amount required to be included in taxable income is the difference between its bad debt reserves at December 31, 1995, as determined under previously allowable bad debt methods, and the reserve allowable under the experience method at December 31, 1995. The amount to be included in Guaranty Savings' taxable income over the six-year period beginning with 1998 is $145,346, or $24,224 per year.

     At December 31, 1998, the federal income tax reserves of Guaranty Savings included $5.5 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of Guaranty Savings in connection with the conversion of the Association to stock form, the retained earnings of Guaranty Savings are substantially restricted.

Distributions. If Guaranty Savings were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause Guaranty Savings to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of share, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together will all other such distributions during the taxable year, it exceeds the institutions current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on corporations with average annual gross receipts in excess of $7.5 million for the prior three tax years. Average annual gross receipts of GS Financial, Inc. is in excess of $7.5 million and as a result, GS Financial is subject to the provisions of the alternative minimum tax provisions of the Code. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides items of tax preference including (a) tax exempt interest on newly issued (generally, issued after August 8, 1986) private activity bonds other than certain qualified bonds, (b) certain accelerated depreciation amounts and (c) 75% of the excess if any of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (defined without regard to this preference and prior to reduction by net operating losses).

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, Guaranty Savings had no NOL carryforwards for federal income tax purposes.

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

     Guaranty Savings' federal income tax returns for the tax years ended December 31, 1996 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

     Any non-banking subsidiaries of the Association ( as well as the Company) are subject to the Louisiana Corporation Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. As a stock thrift, the Association is subject to the Louisiana Shares Tax. The formula for deriving the assessed value is to; (a) calculate 15% of the sum of 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

Item 2.  PROPERTIES

     The following table sets forth certain information relating to the Company's offices at December 31, 1998. All properties are owned by the Company. All amounts are in thousands.

                                     Net
                                     Book           Total
Location                             Value        Deposits
--------                            -------       --------
3798 Veterans Blvd., Metairie       $1,902        $ 53,685
2111 N. Causeway Blvd., Mandeville     344             894
3915 Canal St., New Orleans            259           6,526
                                     -----          ------
                                    $2,505        $ 61,105
                                     =====          ======

Item 3.  LEGAL PROCEEDINGS

     The Company and the Association are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders during the quarter ending December 31, 1998.

                               Part II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The information required herein, to the extent applicable, is incorporated by reference from page 11 of the Registrant's
1998 Annual Report to Stockholders ("Annual Report").

Item 6.  SELECTED FINANCIAL DATA

     The information required herein is incorporated by reference from pages 12 to 13 of the Registrant's Annual Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required herein is incorporated by reference from pages 13 to 21 of the Registrant's Annual Report.

Item 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The information required herein is incorporated by reference from pages 21 to 25 of the Registrant's Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required herein is incorporated by reference from pages 26 to 64 of the Registrant's Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                               Part III.

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from pages 2-5 of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement").

Item 11  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from pages 8-11 of the Registrant's Proxy Statement.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information required herein is incorporated by reference from pages 6-7 of the Registrant's Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from page 2 and page 10 of the Registrant's Proxy Statement.

                               Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)       Documents filed as part of this Report.

   (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):
          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 1998 and
          1997
          Consolidated Statements of Income for the Fiscal Periods
            Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Changes in Shareholders'
            Equity for the Fiscal Periods Ended December 31, 1998,
            1997 and 1996
          Consolidated Statements of Cash Flows for the Fiscal
            Periods Ended December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

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

                           Exhibit Index

3.1*   Articles of Incorporation of GS Financial Corp.
3.2*   Bylaws of GS Financial Corp.
4.1*   Stock Certificate of GS Financial Corp.
10.1** GS Financial Corp. Stock Option Plan
10.2** GS Financial Corp. Recognition and Retention Plan and Trust
          Agreement for Employees and Non-Employee Directors. 10.3* Employment Agreement among GS Financial Corp. Guaranty
          Savings and Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*  Employment Agreement among GS Financial Corp. Guaranty
          Savings and Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0   1998 Annual Report to Stockholders
21.0 Subsidiaries of the Registrant - Reference is made to "Item 2" Business for the required information
27.0   Financial Data Schedule

*  Incorporated herein by reference from the Registration
Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

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

                        GS FINANCIAL CORP.



March 11, 1999         By:     /s/ Donald C. Scott
                               -------------------
                               Donald C. Scott
                               Chairman of the Board, President
                               And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title
----                            -----



/s/ Donald C. Scott        Chairman of the Board, March 11, 1999
-------------------        President and Chief
Donald C. Scott            Executive Officer
                          (principal executive officer)


/s/ Bruce A. Scott         Executive Vice         March 11, 1999
-------------------        President and Director
Bruce A. Scott


/s/ Glenn R. Bartels       Controller             March 11, 1999
-------------------        (principal financial
Glenn R. Bartels           and accounting officer)



/s/ J. Scott Key           Director               March 11, 1999
-------------------
J. Scott Key



/s/ M. D. Paine, Jr.       Director               March 17, 1999
------------------
M.D. Paine, Jr.



/s/ Victor Kirschman       Director               March 22, 1999
-------------------
Victor Kirschman



/s/ Bradford A. Glazer     Director               March 11, 1999
-------------------
Bradford A. Glazer



/s/ Stephen L. Cory        Director               March 11, 1999
-------------------
Stephen L. Cory



/s/ Albert J. Zahn, Jr.    Director               March 11, 1999
-------------------
Albert J. Zahn, Jr.



/s/ Kenneth B. Caldcleugh  Director               March 11, 1999
-------------------
Kenneth B. Caldcleugh

















Exhibit 13

                  ANNUAL REPORT TO SHAREHOLDERS

The Company

     GS Financial Corp. (the "Company") is a thrift holding company which was organized and incorporated under the laws of the State of Louisiana on December 24, 1996. The Company's primary business is conducted through its wholly owned subsidiary, Guaranty Savings & Homestead Association at its three locations in the metropolitan New Orleans area.

Market Information

     The Company's stock price is reported under the symbol GSLA on the National Association of Securities Dealers Automated Quotation (NASDAQ) system. The Company's stock traded in the range shown below. At December 31, 1998 the closing price was $13.00 per share and there were approximately 1,700 shareholders.

1998

QUARTER ENDING             HIGH         LOW     Cash Dividend
------------------        ------       ------      -------
March 31, 1998             20.88       18.50        $.07
June 30, 1998              20.50       16.13        $.07
September 30, 1998         17.25       12.00        $.07
December 31, 1998          13.88       10.38        $.07

1997

QUARTER ENDING             HIGH         LOW     Cash Dividend
------------------        ------       ------      -------
March 31, 1997              n/a         n/a            -
June 30, 1997              15.63       13.00           -
September 30, 1997         16.38       14.88        $.07
December 31, 1997          20.88       16.00        $.07

Notice of Annual Meeting

     The Annual Meeting of Shareholders of GS Financial Corp. will be held at the offices of Guaranty Savings & Homestead
Association, 3798 Veterans Blvd., Metairie, Louisiana on Tuesday,
April 27, 1999 at 10:00 a.m. CST.






Shareholder Services

     Shareholders desiring to change the name, address or ownership of stock, to report lost certificates, or to consolidate accounts should contact our transfer agent:

Registrar and Transfer Company
P.O. Box 1010
Cranford, NJ 07016
1-800-368-5948

Investor Relations

     Shareholders and others seeking financial information or copies of the Company's financial information should contact:

Amy Forrester, Compliance Officer or, Glenn R. Bartels, Controller GS Financial Corp.
3798 Veterans Blvd.
Metairie, LA 70002
(504) 457-6220

TO OUR SHAREHOLDERS

Our physical presence and our slogan "we build a better mortgage" have contributed to the growth of the Association's reputation and recognition within the communities we serve. Our policy of being a conservative portfolio lender, focused on financing and servicing the home ownership needs of our customers in a friendly, professional manner, has attracted the attention of many homeowners who realize that there must be a better way. They are drawn to us in search of a "better built" mortgage. As a result, the refinancing of existing mortgage loans has become a primary source of new loan originations.

     Personal service is what ultimately differentiates Guaranty from the many competitors servicing our market area. With mergers and acquisitions having placed the financial services industry in a state of flux, we are presented with new opportunities to entice the members of our community to experience our family business philosophy. The anticipated expansion of services and the convenience of our locations provide additional incentives. As word continues to spread about what we offer and how we do business, we are confident that our market share will continue to grow in future years.

     During 1998, under the stock repurchase program, GS Financial purchased 491,054 shares of its outstanding common stock at a cost of $8.3 million.

     The Board and Management are committed to being the best we can be. This translates into our continuing efforts to increase earnings, reduce costs and maintain asset quality while enhancing shareholder value.

     We hope that, as you read over the enclosed financial results, you share our enthusiasm about what has been accomplished in two short years. We appreciate your continued support and confidence.

Sincerely,



/s/ Donald C. Scott
___________________
Donald C. Scott
President and Chairman of the Board

The following selected consolidated financial and other data of the Company does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed financial information, including the Consolidated Financial Statements of the Company and Notes thereto, contained elsewhere herein.

                            At December 31,
                              1998    1997    1996    1995    1994
Selected Financial
Condition:
  Total Assets             157,534 131,396  87,550  86,040  88,250
  Cash and Cash
   Equivalents               1,810   2,612   7,591   2,355   2,620
  Loans Receivable, Net     63,895  53,588  44,125  39,888  40,042
  Investment Securities     20,877  27,974  23,566  33,360  35,496
  Mortgage-Backed
   Securities               23,209  42,721   7,520   6,367   6,063
  Collateralized Mortgage
   Obligations              41,726      -       -       -       -
  Deposit accounts          61,105  56,822  61,721  60,945  64,642
  Borrowings                45,381  16,157      -       -       -
  Equity                    48,509  56,047  24,779  23,946  22,839

Selected Operating Data:
  Interest Income            9,585   8,347   6,155   6,298   6,035
  Interest Expense           4,087   3,014   2,669   2,653   2,409
  Net Interest Income        5,498   5,333   3,486   3,645   3,626
  Provision for Loan Losses     53      28      59      12      21
  Net Interest Income after
   Provision for Loan Losses 5,445   5,305   3,427   3,633   3,605
  Non-Interest Income          233      73     (74)      8     109
  Non-Interest Expense      (3,453) (2,708) (2,747) (2,289)(2,191)
  Net Income before Taxes    2,225   2,670     606   1,352   1,523
  Income Tax expense           870   1,000     201     480     529
  Net Income                 1,355   1,670     405     872     994
  Net Income Per Share     $  0.49 $  0.53     n/a     n/a     n/a
  Dividends declared Per
    Share                  $  0.28 $  0.14     n/a     n/a     n/a

Other Data:
Profitability
  Average Yield on
    Interest Earning Assets  7.16%   7.21%   7.57%   7.57%   6.97%
  Average Rate on Interest
    Bearing Liabilities      4.76    4.60    4.43    4.25    3.62
  Average Interest
    Rate Spread              2.40    2.61    3.14    3.32    3.35
  Net Interest Margin        4.11    4.60    4.29    4.38    4.19
  Interest-Earning Assets
   as a % of Interest
   Bearing Liabilities     156.04  176.66  134.92  133.39  130.39
  Net Interest Income
   after Provision for
   Loan Loss as a % of
   Non Interest Expense    157.68  195.90  124.75  158.72  164.58
  Non Interest Expense as
    a % of Average Assets    2.47    2.23    3.19    2.62    2.43
  Return on Average Assets   0.97    1.38    0.47    1.00    1.10
  Return on Average Equity   2.62    3.19    1.65    3.70    4.41
Capital Ratio's:
  Average Equity as a %
    of Total Assets         37.03%  40.76%  28.30%  26.99%  25.02%
  Tangible Capital Ratio    27.62   32.61   27.72   27.35   25.90
  Core Capital Ratio        27.62   32.61   27.72   27.35   25.90
  Risk-Based Capital Ratio  72.60   79.41   79.19   93.60   90.00

Asset Quality Ratios:
  Non Performing Loans as
    a % of Total Loans       0.42%   0.31%   0.57%   0.51%   0.49%
  Non Performing Assets as
    a % of Total Assets      0.17    0.13    0.29    0.27    0.27
  Allowance for Loan Losses
    as a % of Total Loans
    Receivable               0.72    0.77    0.87    0.80    0.85
  Allowance for Loan Losses
    as a % of Non-
    Performing Loans       174.01  247.49  151.17  156.80  175.13



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of GS Financial Corp. (the "Company") and its subsidiary for the years ended December 31, 1994 through 1998 is designed to assist readers in their understanding of the Company. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. The major factors that could cause or contribute to such difference include but are not limited to changes in the local economy as well as national interest rates. Other forward-looking statements are made concerning the amount of and adequacy of the allowance for loan losses and the cost and potential impact of the effect of the year 2000 on the Company's Management information system.

COMPARISON OF FINANCIAL CONDITION

ASSETS

General - Total assets of the Company increased by $26.1 million, or 20%, from $131.4 million at December 31, 1997, to $157.5 million at December 31, 1998. The increase was primarily due to a $41.7 million increase in collarteralized mortgage obligations and a $10.3 million increase in loans receivable. The increase was funded primarily by an increase in advances from the Federal Home Loan Bank and a slight increase in deposits.

Cash and Cash Equivalents - Cash and cash equivalents, consisting of interest and non-interest bearing deposits decreased $.8 million, or 31%, from $2.6 million at December 31, 1997, to $1.8 million at December 31, 1998. Cash and cash equivalents are utilized in the daily operations of the Company. During stable economic periods, the Company attempts to keep these assets at a minimum, instead choosing to invest excess cash in short term investments which yield higher returns than overnight Federal Funds or other interest-earning deposits.

Loans Receivable, Net - Loans receivable, net, increased by $10.3 million or 19%, from $53.6 million at December 31, 1997, to $63.9 million at December 31, 1998. The increase consisted of a $9.1 million increase in loans on 1-4 family dwellings, a $.6 million increase in construction loans and a $.7 million increase in commercial real estate loans.

Investment Securities - Investment securities decreased $7.1 million or 25%, from $28.0 million at December 31, 1997, to $20.9 million at December 31, 1998. The Company's investment securities consist of United States Treasury and Agency issues, short term mutual funds consisting primarily of qualified thrift investments and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock.

Mortgage-Backed Securities - Mortgage-backed securities decreased $19.5 million or 46%, from $42.7 million at December 31, 1997, to $23.2 million at December 31, 1998. In 1998 the Company sold $12.4 million in mortgage-backed securities which netted a realized gain of $.3 million. On September 30, 1997, the Company reclassified all of its mortgage-backed securities from held to maturity to available for sale. At December 31, 1998 and 1997, all of the Company's mortgage-backed securities were FHLMC, FNMA, or GNMA issued instruments. FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal Government.

Collateralized Mortgage Obligations - Collateralized Mortgage Obligations (CMO's) are multiple class mortgage-backed securities whereby an underlying pool of mortgages held by the issuer serves as collateral for the debt. Principal and interest payments from the pool of mortgages are used to retire the CMO's. Currently, the Company's investment in CMO's is limited to first-tranche Real Estate Mortgage Investment Conduits (REMIC's). The Company has REMIC's issued by FNMA, FHLMC and "AAA" rated non-governmental agencies. The Company has found these instruments to be ideal for its wholesale growth strategy due to their rapid repayment and attractive yields. The expected life of these REMIC's varies from 2 to 4 years. Most of its investment in CMO's were funded by advances from the Federal Home Loan Bank.

LIABILITIES AND STOCKHOLDERS' EQUITY

General - The Company's deposits, borrowings and equity represent sources of funds.

Deposits - The Company's deposits increased $4.3 million or 8%, from $56.8 million at December 31, 1997, to $61.1 million at December 31, 1998. The change was due to the net result of a $5.1 million increase in certificates of deposit and a $.8 million decrease in passbook savings accounts.


Borrowings - The Company's borrowings increased $29.2 million or 180% from $16.2 million at December 31, 1997 to $45.4 million at December 31, 1998. The Company's borrowings consist of fully amortizing and balloon advances from the Federal Home Loan Bank of Dallas which mature between 1999 and 2008. These borrowings represent the continuation of the Company's wholesale growth strategy of leveraged investing.

Stockholders' Equity - Stockholders' equity decreased $7.5 million or 13%, from $56 million at December 31, 1997, to $48.5 million at December 31, 1998. The net decrease was due to the net effects of stock buybacks of $8.3 million, net income of $1.4 million, $.8 million in dividends paid out along with other minor adjustments.

COMPARISON OF RESULTS OF OPERATIONS

General - The Company reported net income of $1.4 million, $1.7 million and $.4 million for the years ended December 31, 1998, 1997 and 1996. The $.3 million decrease from 1997 to 1998 was due to an increase in non-interest expenses of $.8 million which was partially offset by a $.2 million increase in net interest income. The results for 1997 reflected the net influx of $30 million in capital raised in the Company's initial public offering (IPO). In 1996, operating as a mutual thrift, Guaranty Savings & Homestead generated net income of $.4 million which was after the effects of the one time SAIF re-capitalization premium of $.4 million.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid
                                                         For the Years Ending December 31,
                                          1998                        1997                      1996
                                 Avg.             Avg.        Avg.          Avg.       Avg.             Avg.
                                 Bal.     Int.    Rate        Bal.    Int.  Rate       Bal.     Int.    Rate
Interest Earning Assets        ------    -----    -----     ------   -----  ------   ------   -----     -----
Loans                          59,511    4,912    8.25%     46,773   4,085  8.73%    41,443    3,760    9.07%
Mortgage-Backed
  Securities                   28,918    1,833    6.34%     28,854   1,841  6.38%     7,368      436    5.92%
Investment Securities          20,423    1,499    7.34%     25,972   1,724  6.64%    27,430    1,689    6.16%
Collateralized Mortgage
  Obligations                  17,662    1,118    6.33%
Other Interest
  Earning Assets                7,363      223    3.03%     14,251     697  4.89%     5,049      270    5.35%
                               ------    -----   ------     ------  ------  -----    ------    -----    -----
Total Interest
  Earning Assets              133,877    9,585    7.16%    115,850   8,347  7.21%    81,290    6,155    7.57%

Non Interest Earning
  Assets                        5,894                        5,592                    4,864
                              -------                       ------                   ------
Total Assets                  139,771                      121,442                   86,154

Interest Bearing
  Liabilities
Passbooks                      22,284      680    3.05%     23,735     854  3.60%   23,672       833    3.52%
Certificates of Deposits       35,636    1,791    5.03%     34,397   1,721  5.00%   36,577     1,836    5.02%
Borrowings                     27,879    1,616    5.80%      7,445     439  5.90%
                               ------    -----    -----     ------   -----  -----   ------     -----    -----
Total Interest Bearing
  Liabilities                  85,799    4,087    4.76%     65,577   3,014  4.60%   60,249     2,669    4.43%
Non Interest Bearing
  Liabilities                   4,932                        3,457                   1,393
                               ------                       ------                  ------
Total Liabilities              90,731                       69,034                  61,642

Retained Earnings              49,040                       52,408                  24,512
                               -------                      -------                 ------

Total Liabilities and
  Retained Earnings           139,771                      121,442                  86,154

Net Interest
  Earning Assets               48,078                       50,273                  21,041
Net Interest Income                      5,498                       5,333                     3,486
Net Interest Spread                               2.40%                     2.61%                       3.14%
Net Interest Margin                               4.11%                     4.60%                       4.29%


Interest Income - Interest income increased $1.3 million or 16%, from $8.3 million for 1997 compared to $9.6 million in 1998. The most significant contributing factors for this increase were interest on CMO's, a new investment vehicle for the Company, of $1.1 million, and interest on loans which increased 20% or $.8 million from $4.1 million in 1997 to $4.9 million in 1998.

     The yield on loans receivable decreased form 8.73% in 1997 to 8.25% in 1998. This, however, was offset by an increase in the average balance of net loans receivable of $12.7 million from 1997 to 1998 resulting in an increase in interest income from net loans receivable of $.8 million or 20%, from $4.1 million in 1997, compared to $4.9 million in 1998.

     Interest income on investment securities decreased $.2 million or 12% from $1.7 million in 1997 to $1.5 million in 1998. While the yield on investment securities went up from 6.6% in 1997 to 7.34% in 1998, the average balance of investments decreased $5.6 million or 22% from 1997 to 1998. Both the increase in yield and decrease in balance were due to the Company's redemption of some of its holdings in short term liquid mutual funds. These monies were re-deployed to CMO's, loans and utilized to buyback stock.

     Interest on Mortgage-backed securities remained relatively unchanged as interest income on mortgage-backed securities was $1.8 million for 1998 and 1997 with an approximate yield of 6.34%.

     Interest income from other interest earning assets decreased $.5 million or 71%, from $.7 million for the 12 months ending December 31, 1997, compared to $.2 million for the 12 months ending December 31, 1998. This decrease was due to a sharp drop in the average balance of the Company's overnight Federal Funds sold. During the Company's 1997 IPO the accumulation of cash during the subscription period and subsequent redeployment caused the Company to rely substantially on Federal Funds which was not the case in 1998.

Interest Expense - Interest expense increased $1.1 million or 37%, from $3.0 million in 1997, compared to $4.1 million in 1998. Interest expense on deposits decreased $.1 million due to a decrease in the cost of passbook savings deposits from 3.6% in 1997 to 3.05% in 1998. Interest on FHLB advances increased $1.2 million to $1.6 million in 1998 compared to $.4 million in 1997. The increase was due to the continuation of the Company's wholesale growth program whereby FHLB advances are utilized to fund various investments. The cost of both FHLB advances and the Company's certificates of deposits remained relatively unchanged from 1997 to 1998.





















                 INTEREST RATE/VOLUME ANALYSIS
                     --------------------------------------------
                     12/31/98 to 12/31/97    12/31/97 to 12/31/96
                     Rate    Volume  Total   Rate    Volume  Total
Interest Income
  Loans              (247)  1,074     827    (141)    466     325
  MBS                  95    (103)     (8)     34   1,371   1,405
  Invest              145    (370)   (225)    132     (97)     35
  CMO's                 -   1,118   1,118       -       -       -
  Other              (176)   (298)   (474)    (23)    450     427
                     ----   -----   -----     ----   ----    -----
Total                (184)  1,421   1,238       1   2,190   2,192

Interest Expense
  Passbook           (131)    (44)   (174)     19       2      21
  Certificates         10      60      70     (18)    (97)   (115)
  Borrowings          (25)  1,203   1,177       -     439     439
                      ----    ---     ---     ---    ----     ---
Total                (145)  1,218   1,073       1     345     345

Increase/(Decrease)
 in Net Interest      (38)    202     165       1   1,846   1,847
 Income

Provision for Loan Losses -The Company had a provisions for loan loss of $.05 million in 1998 compared to $.03 million and $.06 million for the years ending December 31, 1997 and 1996. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by Management based on a quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral. Management targets a certain percentage of the entire mortgage portfolio given the current economic conditions at which the general valuation allowance is deemed adequate. The Association employs the reserve method of accounting for its general and specific valuation allowances for loan losses.
For the twelve months ended December 31, 1998, 1997 and 1996 the above-mentioned provisions were necessary to bring the general valuation allowance in line with Management's targets mainly due to growth in the mortgage portfolio.

     The allowance for loan losses may be adversely affected by loans charged off. For the three years ended December 31, 1998, 1997 and 1996 the Company had no such charge-offs. This trend could continue as long as the local economy remains strong with unemployment low. Because of its policy of requiring cash equity for all mortgage loans and its existing allowance for loan losses, the Company does not anticipate any material adverse effect on its results of operations in the event of a downturn in the local economy.

Non-Interest Income - Non-interest income increased $.1 million in 1998 to $.2 million, compared to $ .1 million in the twelve months ended December 31, 1997. The one major contributing factor to this difference was the gain on sale of investments in 1998 of $.2 million compared to the 1997 gain on sale of investments of $.05 million.

Other Expenses - Other expenses increased $.7 million or 26%, from $2.7 million for the twelve months ended December 31, 1997, compared to $3.4 million for the twelve months ended December 31, 1998. The principal contributing factors were the addition of the Louisiana shares tax along with increases in compensation and employee benefits, advertising and other operating expenses. As a newly chartered stock thrift, the Company was required to pay the Louisiana shares tax which is based on the Company's income stream and physical holdings. For 1998 this amounted to $.4 million for the Company. The increase in employee benefits ($.2 million) was due to an increase in the expenses related to the ESOP which were triggered by the rapid increase of the Company's stock price in 1997.

     During 1998 the increase in other expenses was due in part to the elevated price of the Company's stock plus other one-time expenses such as charged-off bank acquisition costs. Due to the anticipated lower stock price, the avoidance of one time charges, and cost cutting measures instituted by the Company over the last six months, it is expected that other expenses will be lower in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its financial commitments and obligations on a timely basis. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company. Liquidity management involves the daily monitoring of cash on hand, non-interest bearing operating accounts, overnight Federal Funds Sold, short-term investments and the Company's ability to convert these assets into cash without incurring a loss. Monthly paydowns on mortgage loans, mortgage-backed securities and collateralized mortgage obligations are anticipated and channeled to either cash on hand, overnight Federal Funds Sold or short term investments in order to meet the Company's demands and maximize interest earned on these funds.

     The Company's primary sources of funds are interest bearing customer deposits, advances from the Federal Home Loan Bank and maturities of its existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company maintains competitive interest rates to maintain its core deposit of passbook savings and certificates of deposit. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more. Regularly scheduled payments are somewhat predictable but the prepayments of many of the Company's assets in recent years has facilitated the Company's investment in short term funds which typically earn yields above overnight rates which can be easily converted to cash.

     The Company through the Association is required under Federal regulations to maintain certain levels of liquid investments. Qualifying investments include United States Treasury and Federal Agency securities and other similar instruments having maturities of five years or less. The level of such investments may not be less than 4% of the Associations average withdrawable obligations as defined by the OTS. As of December 31, 1998, the Association's liquidity stood at 62.9% or $61.3 million in excess of the minimum requirement.

     Guaranty Savings & Homestead Association, the Company's Wholly owned subsidiary, is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of December 31, 1998, the Association's tangible and core capital amounted to $39.8 million or 26.9% of adjusted total assets, while the Association's risk-based capital was $40.2 million, or 72.6% of total adjusted risk-weighted assets.

Year 2000

The Company has had a year 2000 Project (the "Project") ongoing since 1997. The oversight of the Project was elevated to the Board of Directors in March, 1998 with the establishment of a three member committee.

     The project addresses the potential problems associated with the possibility that the Company's data processing systems which control the customer accounts as well as much of the infrastructure of the Company may not be programmed to read four digit codes. If that were the case, upon the arrival of the year 2000 one or more of these systems may recognize "00" as the year 1900 causing system failure or the generation of erroneous data such as the maturity date of a certificate of deposit.

     The Company has focused its efforts on (1) its data processor, NCR Corp. of Dayton, Ohio, which provides on-line banking services through its data center in Irving, Texas; (2) the Company's personal computers ("PC's"), which serve both as terminals for processing customer transactions and accessing customer account information, and as computers for general business functions using word processing, spreadsheets, and database software; (3) other hardware such as the Company's telephone, alarms or HVAC equipment, and (4) other software, such as Fedline, accounting and payroll.

     NCR held two testing sessions for customers in 1998 and has stated that it is year 2000 ready. All PC's have been tested and are either year 2000 compliant or can be manually reset on the first business day of 2000 to the correct date. Some older PC's will be replaced in 1999 as part of a normal process of upgrading outdated equipment.

     The Company has either tested other applications or received written assurances from vendors that their products are year 2000 compliant. The Company expects to continue its testing in 1999 to ensure that all of its processes will function properly after 1999. The estimated costs of year 2000 compliance are not expected to be material.

     As part of its year 2000 planning, the Company is developing a business continuity plan to be used in the event that a process fails after December 31, 1999, even though the process has been certified as year 2000 compliant. This plan will be completed and tested during 1999.

Market Risk Analysis - Asset Liability Management

Qualitative Risk Analysis. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities whicheither re-price or mature within a given period of time. The difference or the interest rate re-pricing "gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income.
During a period of falling interest rates, a negative gap with shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 1998, the ratio of the Association's cumulative one-year gap to total assets was a negative 4.4% and its ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year was 86.6%.

     In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Association's results of operations, the Association has adopted asset and liability management policies including an interest rate risk policy to better enable Management to match the re-pricing and maturities of its interest-earning assets and interest-bearing liabilities. President Scott and Controller Bartels review monthly the re-pricing gap on an internal model specifically designed for the assets and liabilities currently being held by the Association. On a quarterly basis the entire Board of Directors receives an interest rate risk report which analyzes changes to the net portfolio value ("NPV") and net interest income. The net portfolio value is the difference between the market value of the Association's assets and the market value of the Association's liabilities and off balance sheet commitments. The Board reviews the internal model and a standard thrift industry model prepared by the OTS from the Association's quarterly Consolidated Maturity and Rate Report.

     The nature of thrifts such as Guaranty Savings & Homestead Association lends itself to the creation of negative gaps over the short term since the Association is invested primarily in home mortgage loans varying in length usually from 15 to 25 years while its longest term interest-bearing liabilities are five year certificates of deposit and two 9 year balloon FHLB advances. Therefore it is vital that the Association utilize its other investments to offset in the short-term (12-month) horizon the substantial negative re-pricing gap which arises from one to five years while at the same time maximizing net interest income. This is why the Association places much of its ready cash in short-term investments such as mortgage-based mutual funds through its primary broker, Shay Financial. These types of investments provide the benefit of overnight availability while producing yields approximately 100 basis points higher than overnight Federal Funds sold. The Association also places a high emphasis on cash flows in its portfolio of CMO REMIC's. The duration of the Association's CMO REMIC's varies from 2 to 4 years.

Quantitative Risk Analysis Presented below, as of December 31, 1998 is an analysis of Guaranty Savings & Homestead Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to and may be more negatively impacted by rising rates than declining rates. This occurs principally because as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments.

    When rates decline,the Association does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of the Association's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.

                                      Net Portfolio Value
                             -------------------------------------
Change (in Basis Points) in
        Interest Rates         $ Amount     $ Change      % Change
---------------------------   ----------   ----------    ---------
                                     (Dollars in Thousands)

            +400                31,713       -12,991         -29%
            +300                35,089        -9,615         -22%
            +200                38,583        -6,121         -14%
            +100                41,952        -2,753          -6%
               0                44,704
            -100                46,694         1,990          +4%
            -200                48,391         3,687          +8%
            -300                50,337         5,633         +13%
            -400                52,262         7,558         +17%

     The assumptions used by Management to evaluate the vulnerability of the Association's operations to changes in interest rates in the table above are based on assumptions utilized in the gap table below. Although Management finds these assumptions reasonable, the interest rate sensitivity of the Association's assets and liabilities and the estimated effects of changes in interest rates on the Association's net interest income and NPV indicated in the above table could vary substantially if different assumptions were used or actual experience differs from such assumptions. Based upon the above-described changes in the Association's NPV, the Association could be required to deduct $5.2 million from the calculation of its total regulatory capital if certain OTS regulations were applicable, although the Association would continue to be deemed a "well capitalized" institution.

     The following table summarizes the anticipated maturities or re-pricing of the Association's interest-earning assets and interest-bearing liabilities as of December 31, 1998, based on the information and assumptions set forth in the notes below.

                                               More     More
                                               Than     Than
                                               One      Three
                             Within  Three to  Year to  Years    Over
                             Three   Twelve    Three    to Five  Five
                             Months  Months    Years    Years    Years   Total

Interest-Earning assets
  Cash and interest-
    earning deposits        $1,343  $   -    $    -    $   -    $   -   $ 1,343
  U.S. Government and
    Agency Securities (4)              899     1,697      500    7,075   10,171
  FHLMC & FHLB Stock         5,097                                        5,097
  Mortgage-based
    Mutual Funds             4,540                                        4,540
  Mortgage Loans (1)         1,950   5,850    15,600   15,600   25,016   64,016
  Mortgage-Backed
    Securities (1)           2,490   7,470    11,458       -        -    21,418
  Collateralized Mortgage
    Obligations (1)          3,300   9,900    26,400    2,138       -    41,738
  Consumer Loans               337      -         -        -        -       337
TOTAL INTEREST-EARNING
  ASSETS                    19,057  24,119    55,155   18,238   32,091  148,660
Interest Bearing Liabilities
  Passbook Savings (3)       2,250   5,850    13,407       -        -    21,507
  Certificates of
    Deposits (2)             7,475  22,028     9,674      369       -    39,546
  FHLB Advances (2)          3,368   8,898    17,567    5,548   10,000   45,381
TOTAL INTEREST-BEARING
 LIABILITIES               $13,093 $36,776   $40,648   $5,917  $10,000 $106,434

Excess/(deficiency) of
interest-earning assets
over interest-bearing
liabilities                  5,964 (12,657)   14,507   12,321   22,091   42,226

Cumulative excess/
(deficiency) of interest-
earning assets over
interest-bearing
liabilities                  5,964  (6,693)    7,814   20,135   42,226

Cumulative excess/
(deficiency) of interest-
earning assets over
interest-bearing
liabilities as a percent
of total assets               3.96%  (4.44%)    5.19%   13.37%   28.04%

Ratio of interest-earning
assets to interest-bearing
liabilities                 145.55%  65.58%   135.69%  308.23%  320.91%

(1) Based on average monthly payments for 1998
(2) Based on contractual maturities
(3) Based on 1998 average monthly withdrawals
(4) Includes callable securities of $2 million


Impact of Inflation

     The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.



































To The Board of Directors
GS Financial Corp. and Subsidiaries

Independent Auditor's Report

     We have audited the accompanying consolidated balance sheet of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                           /s/LaPorte, Sehrt, Romig and Hand
                           ---------------------------------
                           A Professional Accounting Corporation









January 19, 1999
Metairie, LA.


                             GS FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                  ASSETS

                                                  December 31,
                                               -----------------
                                                1998       1997
                                               -----------------
CASH AND CASH EQUIVALENTS
 Cash and Amounts Due from
   Depository Institutions                  $    171    $   376
 Interest-Bearing Deposits in Other Banks        839      1,186
 Federal Funds Sold                              800      1,050

   Total Cash and Cash Equivalents             1,810      2,612

Securities Available-for-Sale,
  at Fair Value                               20,877     27,974
Mortgage-Backed Securities
  Available-for-Sale, at Fair Value           23,209     42,721
Collateralized Mortgage Obligations
  Available-for-Sale, at Fair Value           41,726         -
Loans, Net                                    63,895     53,588
Accrued Interest Receivable                      689        587
Premises and Equipment, Net                    2,620      2,715
Real Estate Held-for-Investment                  216        218
Stock in Federal Home Loan Bank, at Cost       2,327        884
Prepaid Income Tax                                69         -
Deferred Charges                                  57         46
Other Assets                                      39         51
                                             -------     ------
   Total Assets                             $157,534   $131,396
                                             =======     ======













The accompanying notes are an integral part of these financial statements
                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 December 31,
                                             ------------------
                                             1998          1997
                                             ------------------
LIABILITIES
Deposits                                 $  61,105      $56,822
Advance Payments by Borrowers
  for Taxes and Insurance                      690          899
FHLB Advances                               45,381       16,157
Accrued Interest - FHLB Advances               211           83
Accrued Income Tax                              -            92
Deferred Income Tax                          1,192        1,178
Other Liabilities                              446          118
                                            ------       ------
   Total Liabilities                       109,025       75,349

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value;
  5,000,000 Shares Authorized
  - 0 -  Shares Issued and Outstanding          -            -
Common Stock - $.01 Par Value;
  20,000,000 Shares Authorized
  3,438,500 Shares Issued and Outstanding       34           34
Additional Paid-in Capital                  33,810       33,658
Unearned ESOP Shares                        (2,208)      (2,516)
Unearned RRP Trust Stock                    (2,193)      (2,076)
Treasury Stock(491,054 Shares at Cost)      (8,324)          -
Retained Earnings                           25,622       25,089
Accumulated Other Comprehensive Income       1,768        1,858
                                            ------       ------
   Total Stockholders' Equity               48,509       56,047
                                           -------       ------
   Total Liabilities and
     Stockholders' Equity                $ 157,534     $131,396
                                           =======       ======










The accompanying notes are an integral part of these financial statements
                             GS FINANCIAL  CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in Thousands)


                                        For The Years Ended
                                            December 31,
                               ----------------------------------
                                   1998         1997        1996
                               ----------------------------------
INTEREST INCOME
    Loans Receivable           $   4,912    $   4,085    $  3,760
    Investment Securities          1,499        1,724       1,689
    Mortgage Backed Securities     1,833        1,841         436
    Collateralized Mortgage
      Obligations                  1,118           -           -
    Dividends on Federal Home
      Loan Bank Stock                 88           47          41
    Other Interest Income            135          650         229
                                   -----        -----       -----
         Total Interest Income     9,585        8,347       6,155
                                   -----        -----       -----
INTEREST EXPENSE
    Deposits                       2,471        2,575       2,669
    Advances from Federal Home
      Loan Bank                    1,616          439          -
                                   -----        -----       -----
         Total Interest Expense    4,087        3,014       2,669
                                   -----        -----       -----
NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES      5,498        5,333       3,486

PROVISION FOR LOAN LOSSES             53           28          59
                                   -----        -----       -----
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES      5,445        5,305       3,427
                                   -----        -----       -----
NON-INTEREST INCOME
    Gain (Loss) on Sale of
      Investments                    208           53        (100)
    Other Income                      25           20          26
                                   -----        -----        -----
      Total Non-Interest Income      233           73         (74)





The accompanying notes are an integral part of these financial statements
                           GS Financial Corp.
              Consolidated Statements of Income (Continued)
                        (Dollars in Thousands)

                                        For The Years Ended
                                            December 31,
                               ----------------------------------
                                   1998         1997        1996
                               ----------------------------------

NON-INTEREST EXPENSES
 Compensation and Employee
   Benefits                        2,115        1,923       1,579
 Advertising                          78           33          38
 Office Supplies, Telephone
   and Postage                       126           91          83
 Net Occupancy Expense               291          308         293
 SAIF Recapitalization Premium        -            -          413
 Legal Fees                           21           35           7
 Audit and Consulting Fees            86           53          56
 Supervisory Fees                     72           56          47
 Federal Insurance Premiums           35           38         140
 Data Processing Expense              77           65          67
 Real Estate Owned Expense - Net      (1)           8          (3)
 Ad Valorem Taxes                    376           -           -
 Other                               177           98          27
                                   -----        -----       -----
   Total Non-Interest Expenses     3,453        2,708       2,747
                                   -----        -----       -----
INCOME BEFORE FEDERAL INCOME
 TAX EXPENSE                       2,225        2,670         606

INCOME TAX EXPENSE                   870        1,000         201
                                   -----        -----        -----
NET INCOME                       $ 1,355      $ 1,670      $  405
                                   =====          ===         ===

EARNINGS PER SHARE - BASIC       $   .49      $   .53      $   -
EARNINGS PER SHARE - DILUTED     $   .49      $   .53      $   -








The accompanying notes are an integral part of these financial statements.
                        GS FINANCIAL  CORP.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (Dollars in Thousands)


                                        For The Years Ended
                                            December 31,
                               ----------------------------------
                                   1998         1997        1996
                               ----------------------------------

NET INCOME                     $   1,355    $   1,670    $    405

OTHER COMPREHENSIVE INCOME,
  NET OF TAX
    Unrealized Holding Gains
    (Losses) Arising During
    the Period                       (79)         901         276

    Reclassification Adjustment
    for (Gains) Losses Included
    In Net Income                    (11)          40         152

 Total Other Comprehensive Income    (90)         941         428

COMPREHENSIVE INCOME           $   1,265    $   2,611    $    833























                     GS FINANCIAL CORP.CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             For The Years Ended December 31, 1998, 1997, and 1996
                                            (Dollars in Thousands)

                                               Unearned                Accumulated
                             Addl           ---------------              Other        Total
                   Common  Paid-in Treasury ESOP  RRP Trust   Retained Comprehensive  Stockholders'
                   Stock   Capital  Stock   Shares  Stock     Earnings   Income       Equity


BALANCES AT
DECEMBER 31, 1995                                              23,457      489        23,946

Net Income
 Year Ended
 December 31, 1996                                                405                    405

Other Comprehensive
 Income Net of Tax                                                         428           428
BALANCES AT         ----  -------  -----    ------   -------   ------     ----        ------
 DECEMBER 31, 1996                                             23,862      917        24,779

Common Stock
 Issued in
 Conversion           34   33,530           (2,751)                                   30,813

Common Stock
 Released by                  128              235                                       363
 ESOP Trust

Common Stock
 Acquired by
 RRP Trust                                           (2,076)                          (2,076)

Dividends Declared                                               (443)                  (443)

Net Income
 Year Ended
 December 31, 1997                                              1,670                  1,670

Other Comprehensive
Income Net of Tax                                                          941           941
BALANCES AT         ----  -------  -----    ------   -------    ------    ----         ------
 DECEMBER 31, 1997  $ 34 $ 33,658         $ (2,516)$ (2,076) $ 25,089  $ 1,858     $  56,047

Distribution of
 RRP Trust Stock               19                       217                              236

Common Stock
 Released by                  133              308                                       441
 ESOP Trust

Common Stock Acquired
 By RRP Trust                                          (334)                            (334)

Purchase of
 Treasury Stock                   (8,324)                                             (8,324)

Dividends Declared                                               (822)                  (822)

Net Income
 Year Ended
 December 31, 1998                                              1,355                  1,355

Increase in
Other Comprehensive
 Income Net of Tax                                                         (90)          (90)

BALANCES AT        ------ ------   ------   -------   ------   ------    ------    -------
 DECEMBER 31, 1998 $ 34 $ 33,810 $(8,324)  $(2,208) $(2,193)  $25,622  $ 1,768     $  48,509

                         GS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                            For the Years Ended
                                               December 31,
                                           1998     1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                            $  1,355    1,670   $  405
 Adjustments to Reconcile Net Income
  to Net Cash
  Provided by Operating Activities:
   Depreciation                             123      135      125
   Discounts Accretion Net
    of Premium Amortization                 158       (8)    (331)
   Provision for Losses                      53       28       59
   Loss on Sale of Loans                      -        5        -
   Net Loan Fees                             (2)       -        -
   Dividend on ARM Fund                    (587)    (280)       -
   Dividend on IMF Fund                     (98)       -        -
   ESOP Expense                             521      363        -
   RRP Expense                              103       92        -
   (Gain) Loss on Sale of Foreclosed
     Real Estate                              -        8       (7)
   (Gain) Loss on Sale of Investments      (208)     (53)     100
   (Increase) Decrease in Prepaid
     Income Taxes                           (69)     398     (376)
   Deferred Income Tax                       60      (22)     198
   Changes in Operating Assets
   and Liabilities:
    (Increase) in Accrued
      Interest Receivable                  (102)     (51)     (30)
    (Increase) in Deferred Charges          (11)     (22)      (2)
    Increase (Decrease) in
      Accrued Income Tax                    (93)      92        -
    Increase (Decrease) in
      Other Liabilities                     328      (80)    (141)
    Increase in Accrued Interest
      on FHLB Advances                      128       83        -
    (Increase) Decrease in
      Other Assets                           12      166     (174)
                                            ---     -----     ---
     Net Cash Provided by (Used in)
     Operating Activities                 1,671    2,524     (174)

The accompanying notes are an integral part of these financial statements.


                        GS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Continued)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of CMO's                       (51,302)      -        -
Proceeds from Maturities of CMO's         9,589       -        -
Proceeds from Sale of Held-to-Maturity
   Securities                                -        -     6,888
 Purchase of Available-for-Sale
   Securities                                -   (12,347) (20,458)
 Proceeds from Maturities of
   Available-for-Sale Securities          2,209   10,300   25,000
 Purchases of Mortgage-Backed
   Securities                            (5,764) (38,440)  (3,065)
 Proceeds from Maturities of
   Mortgage-Backed Securities            11,790    4,310    1,908
 Proceeds from Sale of Mortgage-
   Backed Securities                     12,646       -        -
 (Purchase)/Redemption of
   ARM Mutual Fund                       11,539  (12,482)    (754)
(Purchase)/Redemption of
   IMF Mutual Fund                       (5,169)      -        -
 Proceeds from Sales of Available-
   for-Sale Securities                       -    10,815       -
 Loan (Originations) or Principal
   Repayments - Net                     (10,358)  (9,496)  (4,296)
 Purchases of Premises and Equipment        (28)     (92)    (201)
 Proceeds from Sales of Foreclosed
   Real Estate                               -         7       46
 Investment in Foreclosed Real Estate        -       (15)     (15)
 Purchase of Federal Home Loan Bank Stock(1,355)    (110)      -
 Non-Cash Dividend - FHLB                   (88)     (46)     (41)
 Investment in Real Estate Held-
   for-Investment                            -      (130)      (4)
                                           -----    -----    -----
     Net Cash Provided by (Used in)
     Investing Activities               (26,291) (47,726)   5,008

CASH FLOWS FROM FINANCING ACTIVITIES Net Proceeds from Sale
   of Common Stock                            -   33,564        -
 Purchase of ESOP Shares                      -   (2,750)       -
 Purchase of Treasury Stock              (8,324)       -        -
 Advances from Federal Home Loan Bank    29,224   17,320        -
 Payments on Advances from Federal
   Home Loan Bank                             -   (1,163)       -
 Payment of Cash Stock Dividends           (822)    (443)       -

                      GS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Continued)

 Purchase of Stock for Recognition
   and Retention Plan                      (334)  (2,076)       -
 Net Increase (Decrease) in Deposits      4,283   (4,599)     476
 Net Increase (Decrease) on
   Non-Interest Bearing Deposits           (209)     370      (75)
                                         -------   ------   ------
    Net Cash Provided by
    Financing Activities                 23,818   40,223      401
                                         ------   ------    ------
NET INCREASE (DECREASE)
IN CASH AND CASH                           (802)  (4,979)   5,235
 EQUIVALENTS

CASH AND CASH EQUIVALENTS
   - Beginning of Year                    2,612    7,591    2,356
                                         ------    -----    -----
CASH AND CASH EQUIVALENTS
   - End of Year                         $1,810   $2,612   $7,591
                                          =====    =====    =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash Paid During the Year for:
  Interest                               $4,095   $2,931   $2,679
  Income Taxes                              878      727      270
 Loans Transferred to Foreclosed
    Real Estate During the Year               -       15        -
Unrealized Gain on Securities
   Available-for-Sale Credited to
   Equity Capital as a Result of the
   Adoption of SFAS 115                   2,679    2,815    1,390

                        GS FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
GS Financial Corp. (the "Company") was organized as a Louisiana corporation on December 24, 1996 for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association") in anticipation of converting the Association from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. Other than steps related to the reorganization described below, the Company was essentially inactive until April 1, 1997, when it acquired the Association in a business reorganization of entities under common control in a manner similar to a pooling of interest. The acquired Association became a wholly-owned subsidiary of the Company as part of the conversion through the exchange of 1,000 shares of common stock which consists of 100 percent of the outstanding stock of the Association. The Association operates in the savings and loan industry and as such provides financial services primarily to individuals, mainly through the origination of loans on one to four family residences, and the acceptance of deposits in the form of passbook savings and certificates of deposit.

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

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Guaranty Savings and Homestead Association. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

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

While Management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association's allowances for losses on loans and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

All dollar amounts on the financial statements and within the footnotes of the financial statements are in thousands, and the zeros have been omitted.

CASH AND CASH EQUIVALENTS
For the purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and Federal funds sold.

INVESTMENT SECURITIES
Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in comprehensive income. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

MORTGAGE-BACKED SECURITIES
Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. During 1997, the Association transferred securities from the held-to-maturity category to the available-for-sale category. Unrealized gains and losses on mortgage-backed securities are recognized as direct increases or decreases in comprehensive income. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

COLLATERALIZED MORTGAGE OBLIGATIONS
Collateralized Mortgage Obligations (CMO's) are multiple class mortgage-backed securities. An underlying pool of mortgages held by the issuer serves as collateral for the debt obligations, and principal and interest payments from the pool of mortgages are used to retire the CMO's.

Currently, the Company's investment in CMO's is limited to first-tranche Real Estate Mortgage Investment Conduits (REMIC's). A REMIC is a pass-through investment vehicle created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities. The multiple classes in a REMIC are known as "tranches". The tranches are paid principal and/or interest based on the payment schedule outlined in the prospectus.

Currently, the Company's investment in REMIC's is limited to those issued by FNMA, FHLMC and "AAA" rated non-governmental agencies. These are defined to be within the 20% risk weighted category for thrift institutions. Prior to investing, the Company receives a prospectus that is analyzed and kept on file.

Unrealized gains and losses on CMO's are recognized as direct increases or decreases in comprehensive income. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

LOANS
Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the contractual lives of the related loans using the interest method.

Loans are placed on non-accrual when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income, and thereafter interest is recognized only to the extent of payments received.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line and modified accelerated cost recovery methods over the estimated useful lives of the assets which range from 5 to 10 years for furniture and equipment, and 31 to 39 years for buildings. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized.

When these assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

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

REAL ESTATE HELD-FOR-INVESTMENT
Real estate held-for-investment consists of a former branch location of the Association and is carried at amortized costs. Due to regulatory considerations, the Association sold this property to the Company at fair value. The gain on the sale realized by the Association is eliminated through consolidation.

INCOME TAXES
The Company and its wholly-owned subsidiary file a consolidated
Federal income tax return on a calendar year basis. Each entity pays its pro rata shares of income taxes in accordance with a written tax-sharing agreement.

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

The Association is exempt from Louisiana income tax.

NON-DIRECT RESPONSE ADVERTISING COSTS
The Association expenses advertising costs as incurred.
Advertising cost were $78,000, $33,000 and $38,000 at December 31, 1998, 1997 and 1996, respectively.

RECLASSIFICATIONS
Certain reclassifications of previously reported amounts have been made to conform with 1998 presentation. Such reclassifications had no effect on net income.

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, will require all derivatives to be recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value. This statement is effective beginning with the quarter ending September 30, 1999. The Company's use of derivatives has been minimal, and Management anticipates no material impact on its financial position or results of operations from the adoption of this new statement.

Statement of Financial Accounting Standards No. 134 ("SFAS 134"), Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on the entity's ability and intent to sell or hold those investments. This statement is effective for fiscal years beginning on or after January 1, 1999. Adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

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

NOTE C
INVESTMENT SECURITIES
     Securities available-for-sale consist of the following
(in thousands):

                                      Gross       Gross
                         Amortized  Unrealized  Unrealized  Fair
December 31, 1998           Cost      	Gains       Losses    Value
U. S. Government
  and Federal Agencies    $ 10,171  $   279      $   -    $ 10,450
Adjustable Rate Mortgage
  Mutual Fund                2,865       -           17      2,848
Intermediate Mortgage
  Mutual Fund                5,267       -            8      5,259
FHLMC Common Stock              35    2,285          -       2,320
                            ------    -----         ---     ------
                          $ 18,338  $ 2,564      $   25   $ 20,877
                            ======    =====         ===     ======

                                      	Gross       Gross
                         Amortized  Unrealized  Unrealized  Fair
December 31, 1997           Cost      	Gains       Losses    Value
U. S. Government
  and Federal Agencies    $ 12,380  $   283      $   -    $ 12,663
Adjustable Rate Mortgage
  Mutual Fund               13,817       -           16     13,801
FHLMC Common Stock              35    1,475          -       1,510
                            ------    -----         ---     ------
                          $ 26,232  $ 1,758      $   16   $ 27,974
                            ======    =====         ===     ======



The following is a summary of maturities of securities available-for-sale (in thousands):

                                       December 31,
                                   1998              1997
                               Securities         Securities
                           Available-for-Sale  Available-for-Sale
                           ------------------  ------------------
                           Amortized     	Fair   Amortized  Fair
                             Cost        Value    	Cost     Value
                             ----        -----    ----     -----
 Amounts Maturing in:
   One Year or Less       $   9,066  $ 11,352  $ 14,852  $ 16,314
   After One Year
     Thru Five Years          2,197     2,275     3,805     3,909
   After Five Years
     Thru Ten Years           7,075     7,250     7,575     7,751
                             ------    ------    ------    ------
                          $  18,338  $ 20,877  $ 26,232  $ 27,974
                             ======    ======    ======    ======

The Association is holding various securities in the amount of $2,000,000 that are callable from 1999 to 2000.

Accrued interest receivable on available-for-sale investment securities at December 31, 1998 was $110,000. Accrued interest receivable on available-for-sale investment securities at December 31, 1997 was $156,000.

During 1998, the Company realized losses of $57,565 through the net redemption of $11.5 million of its Adjustable Rate Mortgage Fund. During 1997, the Association sold investment securities available-for-sale with a book value of $10,762,000 for $10,815,000. This resulted in gross realized gains of $63,000, and gross realized losses of $10,000.

Included in other assets are two equity securities being carried at cost of $27,000. The fair market for these securities approximates cost.











NOTE D
MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consist of the following
(in thousands):
                                      Gross       Gross
                         Amortized  Unrealized  Unrealized  Fair
  December 31, 1998        Cost       Gains       Losses    Value

     FNMA                $  7,589   $     58      $  31  $  7,616
     FHLMC                  2,310         23          5     2,328
     GNMA                  13,159        106          -    13,265
                           ------      -----        ---    ------
                         $ 23,058   $    187      $  36  $ 23,209
                           ======      =====        ===    ======

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

     At December 31, 1998 and 1997, mortgage-backed securities are classified as available-for-sale, and are reported on the financial statements at their fair value.

     The amortized cost and fair value of mortgage-backed securities at December 31, 1998 and December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.







                                              Amortized      Fair
   December 31, 1998                            Cost         Value
     Mortgage-Backed Securities Maturing:
          In One Year or Less                $     402   $     403
          After One Year Thru Five Years         2,276       2,315
          After Five Years Thru Ten Years        1,714       1,716
          After Ten Years                       18,666      18,775
                                                ------      ------
                                             $  23,058   $  	23,209
                                                ======      ======

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
                                                ======      ======

     During 1998, the Company sold mortgage-backed securities with a book value of $12,387,568 for $12,646,040. This resulted in a realized gain of $258,471. There were no sales of mortgage-backed securities in 1997 or 1996.

NOTE E
COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized Mortgage Obligations (CMO's) consist of the following (in thousands):

                                      Gross       Gross
                         Amortized  Unrealized  Unrealized  Fair
  December 31, 1998        Cost       Gains       Losses    Value

     FNMA                $ 18,987   $      -      $  33  $ 18,954
     FHLMC                 17,928         35          8    17,955
     Other                  4,823          -          6     4,817
                           ------      -----        ---    ------
                         $ 41,738   $     35      $  47  $ 41,726
                           ======      =====        ===    ======

There was no investment in CMO's as of December 31, 1997.





At December 31, 1998, CMO's are classified as available-for-sale, and are reported on the financial statements at their fair value.
Also, all of the CMO's held as of December 31, 1998 have maturities of greater than ten years. There were no sales of CMO's during 1998, 1997, or 1996.

NOTE F
LOANS

     Loans at December 31, 1998 and 1997 are summarized as follows
(in thousands):
                                                   December 31,
                                                   ------------
                                                   1998       1997
Loans Secured by First Mortgages
  on Real Estate:
     One to Four Family Residential           $  61,562  $  52,528
     FHA and VA                                     237        358
     Construction                                   740         99
     Commercial Real Estate                       1,157        471
     Other                                          201        123
                                                 ------     ------
          Total Real Estate Loans                63,897     53,579

Consumer Loans
     Second Mortgage                                119        172
     Loans on Deposits                              337        244
                                                 ------     ------
                                                 64,353     53,995
                                                 ------     ------
Allowance for Loan Losses                          (463)     (410)

Net Deferred Loan Origination Costs                   5          3
                                                 ------     ------
                                              $  63,895  $  53,588
                                                 ======     ======

     An analysis of the allowance for loan losses as follows (in thousands):

                                               Years Ended
                                               December 31,
                                          1998     1997      1996

          Balance, Beginning of Year   $   410   $  382   $   323
          Provision for Losses              53       28        59
          Loans Charged Off                 -        -         -
                                       -------   ------    -------
          Balance, End of Year         $   463   $  410   $   382
                                       =======   ======   =======
     Fixed rate loans receivable as of December 31, 1998 are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

                              Under  One     Six     GT
                              One   to Five  to Ten  10
                              Year   Years   Years   Years  Total

   Loans Secured by 1 - 4
   Family Residential:
            Fixed Rate      $ 344  $ 3,861  $8,772 $49,681 $62,658
   Other Loans Secured by
   Real Estate
            Fixed Rate          5      161     223     969   1,358
   All Other Loans            337       -       -	      -      337
                            -----   ------  ------  ------  ------
                           $  686  $ 4,022  $8,995 $50,650 $64,353
                            =====    =====   =====  ======  ======

At December 31, 1998 and 1997, the Association had loans totaling approximately $310,000 and $318,000, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $141,000 and $141,000 at December 31, 1998 and 1997, respectively. The amount of interest income that would have been recorded on loans in non-accrual status at December 31, 1998, had such loans performed in accordance with their terms, was approximately $29,000. Such interest foregone for the year ended December 31, 1997 was approximately $19,000.

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

Loans to such borrowers are summarized as follows (in thousands):

                                             December 31,
                                          1998          1997

Balance, Beginning of Year           $   1,059     $     179
Additions                                   33         1,087
Payments and Renewals                     (143)         (207)
                                      ---------     ---------
Balance, End of Year                 $     949     $   1,059
                                      =========     =========

     The Association's lending activity is concentrated within the metropolitan New Orleans area and surrounding parishes, with its major emphasis in the origination of permanent single-family dwelling loans. Such loans comprise the majority of the Association's loan portfolio.

NOTE G
ACCRUED INTEREST RECEIVABLE
     Accrued interest receivable at December 31, 1998 and 1997 consists of the following (in thousands):

                                           December 31,
                                        1998          1997

Loans                               $    214      $    197
Mortgage-Backed Securities               133           234
Collateralized Mortgage Obligations      232            -
Investments and Other                    110           156
                                      ------        ------
              Totals                $    689      $    587
                                      ======        ======
NOTE H
PREMISES AND EQUIPMENT
     A summary of premises and equipment follows (in thousands):

                                           December 31,
                                        1998          1997

Land                                $    781      $    781
Buildings and Improvements             2,066         2,066
Furniture, Fixtures and Equipment        466           473
                                     -------      --------
                                       3,313         3,320
Accumulated Depreciation and
  Amortization                          (693)         (605)
                                     -------      --------
                                    $  2,620      $  2,715
                                     =======      ========

     Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was approximately $123,000, $129,000, and $119,000, respectively.








NOTE I
REAL ESTATE HELD-FOR-INVESTMENT
     Real estate held-for-investment consists of a former branch location as summarized below (in thousands):

                                             December 31,
                                          1998         1997
                                      ---------------------
Land                                  $    200      $   200
Building and Improvements                   17          118
                                       -------       ------
                                           217          318
Accumulated Depreciation                    (1)        (100)
                                       -------       ------
                                           216          218
Allowance for Losses                        -            -
                                       -------       ------
                                      $    216      $   218
                                       =======       ======

     Depreciation expense for each of the years ended December 31, 1998, 1997, and 1996 was $1,000, $6,000 $6,000, respectively.

The Company currently leases this property on a month-to-month basis for $1,600 per month. Total rental income recognized was approximately $20,000, $20,000, and $15,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

On February 20, 1998, in response to regulatory considerations, the Company purchased from the Association a former branch location and adjoining property for $453,000. The purchase price was based on the appraised value of the property at the time of the transaction. This inter-company transaction resulted in a gain to the Association of approximately $178,000, which is eliminated for the purposes of these consolidated financial statements.














NOTE J
DEPOSITS
     Deposit account balances at December 31, 1998 and 1997 are summarized as follows:

                                      Years Ended December 31,
                   Weighted           ------------------------
                Average Rate at       1998             1997
                 -----  -----    ------ -------    ------  -------
              12/31/98 12/31/97  Amount Percent    Amount  Percent
                 -----  -----    ------ -------    ------  -------
Balance by Interest Rate:Regular Savings
 Accounts        3.00%  3.50%  $ 21,512  35.20%  $ 22,314  39.30%
Certificate of
   Deposit       5.17%  5.18%    39,593  64.80     34,508  60.70
                                 ------  -----     ------  -----
                               $ 61,105 100.00%  $ 56,822 100.00%
                                 ====== ======     ====== ======
Certificate Accounts
 Maturing
  Under 12 months              $ 28,497  71.98   $ 26,531  76.90%
  12 months to 24 months          8,342  21.07      5,586  16.20
  24 months to 36 months          2,458   6.20      2,303   6.67
  36 months to 48 months             99   0.25          6   0.02
  48 months to 60 months            197   0.50         82   0.21
                                 ------  -----     ------  -----
                               $ 39,593 100.00%  $ 34,508 100.00%
                                 ====== ======     ====== ======

     The aggregate amount of certificates with a minimum balance of $100,000 was approximately $2,434,000 and $2,281,000 at
December 31, 1998 and 1997, respectively.

     Interest expense for each of the following periods is as follows (in thousands):

                                     Years Ended
                                     December 31,
                           1998          1997         1996
                       -----------------------------------
Certificates           $  1,790      $  1,721     $  1,836
Passbook Savings            681           854          833
                          -----         -----        -----
                       $  2,471      $  2,575     $  2,669
                          =====         =====        =====

     The Association held deposits of approximately $640,000 and $530,000 for officers and directors at December 31, 1998 and 1997, respectively.

NOTE K
ADVANCES FROM FEDERAL HOME LOAN BANK
     Pursuant to collateral agreements with the Federal Home Loan
Bank (FHLB), advances are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized in 1998 and 1997, respectively, was $1,616,000 and $439,000.

Advances at December 31, 1998 consisted of the following (in thousands):

          Contract Rate               Advance Total

          4.00% to 4.99%                    5,206
          5.00% to 5.99%                   31,833
          6.00% to 6.99%                    8,342
                                           ------
                                         $ 45,381
                                           ======

Maturities of Advances at December 31, 1998 for each of the next five years are as follows (in thousands):

         Year Ending December 31           Amount
         -----------------------           ------
                1999                     $ 10,730
                2000                        9,388
                2001                        6,200
                2002                        4,190
                2003                        2,938
                Thereafter                 11,935
                                           ------
                                         $ 45,381
                                           ======

NOTE L
INCOME TAX EXPENSE
     The provision for income taxes for 1998, 1997 and 1996 consists of the following (in thousands):

                                                   Years Ended
                                                   December 31,
                                               ------------------
                                                1998   	1997  1996
                                                ----    ----  ----
          Current Federal Tax Expense        $   808  $  978 $   4
          Deferred Federal Tax Expense            62      22   197
                                              ------     ---   ---
                                             $   870  $1,000 $ 201
                                              ======   =====   ===

     The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

                                                   Years Ended
                                                   December 31,
                                               ------------------
                                                1998   1997  1996
                                               ------------------
Expected Tax Provision at a 34% Rate          $ 735  $  908 $ 206
Expected State Corporate Tax                     28      41    	-
Effect of Tax-Exempt Income                      (3)     (3)   (3)
Effect of Net Loan and R/E/O
  Losses Charged Directly to Tax
  Bad Debt Reserve                               -       38    33
  Employee Stock Ownership Plan                  73      44    -
  Other                                          37     (28)  (35)
                                                ---   -----   ---
                                              $ 870  $1,000 $ 201
                                                ===   =====   ===

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

                                                   1998   1997

     Deferred Tax Assets
       Recognition and Retention Plan            $   13 $   31
       Employee Stock Option Plan                    44     21
       Other                                         14     10
                                                    ---    ---
         Total Deferred Tax Assets                   71     62
                                                    ===    ===

                                                   1998   1997
     Deferred Tax Liabilities
       FHLB Stock                                   107     77
       Market Value Adjustment
        to Available-for-Sale Securities            911    957
       Allowance for Loan Losses                    229    195
       Other                                         16     11
                                                    ---    ---
         Total Deferred Tax Liabilities           1,263  1,240
                                                  -----  -----
         Deferred Tax Liabilities
          - Net of Deferred Tax Assets           $1,192  1,178
                                                  =====  =====

Included in retained earnings at December 31, 1998 and 1997 is approximately $3,800,000 and $3,800,000, respectively, in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $1,292,000 and $1,292,000 for December 31, 1998 and 1997, respectively.

NOTE M
EMPLOYEE STOCK OWNERSHIP PLAN

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

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-in Capital. ESOP compensation expense was approximately $521,000 and $363,000 for the years ended December 31, 1998 and 1997, respectively.

The ESOP shares as of December 31, 1998 and 1997 were as follows:

                                        1998         1997
                                      --------     --------
     Allocated Shares                  53,367       23,465
     Shares Released for Allocation        -            -
     Unreleased Shares                220,847      251,615
                                      --------     --------
          Total ESOP Shares           274,214      275,080
                                      =======      =======
     Fair Value of Unreleased Shares
     (in thousands)                   $ 2,871      $ 5,254
                                      =======      =======

Total ESOP shares decreased in 1998 due to the liquidation of shares for two employees who terminated their employment in 1998

NOTE N
PENSION PLAN

     The Association established a Simplified Employee Pension
(SEP) plan in 1993, covering substantially all employees. The plan was terminated during 1997 when the Employee Stock Ownership
Plan was implemented.

     The plan (SEP) was funded prior to 1997 at 12% of total compensation of plan participants. The total expense amounted to $0, $0 and $140,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

NOTE O
RECOGNITION AND RETENTION PLAN

On October 15, 1997, the Company established a Recognition and Retention Plan (the "Plan") as an incentive to retain personnel of experience and ability in key positions. The Company approved a total of 137,540 shares of stock to be acquired for the Plan, of which 125,028 shares have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

During 1998, by unanimous approval of the Plan participants, the Plan was amended as a direct effort to reduce the Company's expenses resulting from the Plan. Prior to the amendment to the Plan, Plan share awards were earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years. The amended Plan stipulates that Plan share awards are earned by recipients at a rate of 10% of the aggregate number of shares covered by the plan over ten years. If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the date of grant of Plan share award for any reason (except for death, disability or retirement), the recipient shall forfeit the right to any shares subject to the award which have not been earned.

The total cost associated with the Plan is based on a per share value of $12.50, the market price of the Company's stock as of the date on which the Plan was amended. This cost is being amortized over ten years. Compensation expense pertaining to the Recognition and Retention plan was $103,000 and $91,000 for the years ended December 31, 1998 and 1997, respectively.

A summary of the changes in restricted stock follows:

                                      Unawarded     Awarded
                                       Shares        Shares
                                      ---------     -------
Balance at January 1, 1997                  -            -
     Purchased by Plan                 120,000           -
     Granted                          (125,028)     125,028
     Forfeited                              -            -
     Earned and Issued                      -            -
                                      --------      -------
Balance at December 31, 1997            (5,208)     125,028
     Purchased by Plan                  17,500           -
     Granted                                -            -
     Forfeited                              -            -
     Earned and Issued                      -       (12,499)
                                      --------      -------
Balance at December 31, 1998            12,472      112,529
                                       =======      =======

NOTE P
STOCK OPTION PLAN

     In 1997, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 343,850 shares, or ten percent, of the total number of shares of common stock sold in the Company's initial public offering of its common stock. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

     The stock option plan also permits the granting of Stock Appreciation Rights ("SAR's"). SAR's entitle the holder to receive, in the form of cash or stock, the increase in the fair value of Company stock from the date of grant to the date of exercise. No SAR's have been issued under the plan.

The following table summarizes the activity related to stock options:

                                  Exercise   Available    Options
                                    Price    for Grant Outstanding
                               ----------------------------------
     At Inception                  $ 17.18    343,850           -
     Granted                                 (275,076)     275,076
     Canceled                                      -            -
     Exercised                                     -            -
                                              -------      ------
     At December 31, 1998                      68,774      275,076
                                              =======      =======

     In October, 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the disclosure of the compensation cost for stock-based incentives granted after January 31, 1995 based on the fair value at grant date for awards. Applying SFAS 123 would result in pro forma net income and earnings per share amounts as follows:

                                         1998
                                         ----
     Net Income (In thousands)
          As Reported                  $1,355
          Pro forma                    $1,085

                                         Basic     Diluted
                                         -----     -------
     Earnings per Share
          As Reported                     $.49        $.49
          Pro forma                        .39         .39

     The fair value of each option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for 1998 grants: Dividend yields of 1.59 percent; expected volatility of 33.7 percent; risk-free interest rate of 5.14 percent; and expected lives of 10 years for all options.

NOTE Q
COMPREHENSIVE INCOME

Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 1998, 1997, and 1996. The following represents the tax effects associated with the components of comprehensive income.

                                                Years Ended
                                                December 31,
                                           1998     1997     1996
                                           ----------------------
Gross Unrealized Holding Gains (Losses)
  Arising During the Period              $ (120) $ 1,365    $ 418
Tax (Expense) Benefit                        41     (464)    (142)
                                           -----   ------    -----
                                            (79)     901      276

Reclassification Adjustment for Gains
  (Losses) Included in Net Income           (17)      61      231
Tax (Expense) Benefit                         6      (21)     (79)
                                           -----   ------    -----
                                            (11)      40      152
                                           -----   ------    -----
Net Unrealized Holding Gains (Losses)
Arising During the Period                $  (90) $   941    $ 428
                                           =====   ======    =====

NOTE R
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
(FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND
ENFORCEMENT ACT OF 1989 (FIRREA)

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

     FIRREA was signed into law on August 9, 1989. Regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to non-investment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

     The regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum 4% core/leverage capital ratio, a minimum 4% tier 1 risk-based ratio, and a minimum 8% total risk-based capital ratio to be considered "adequately capitalized." An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The ability to include qualifying supervisory goodwill for purposes of the core/leverage capital and tangible capital was phased out by July 1, 1995.

The following table sets out the Association's various regulatory capital categories at December 31, 1998, and December 31, 1997.

                             1998                  1997
                      Dollars   Percentage   Dollars   Percentage
                           (Thousands)           (Thousands)

Tangible Capital      $ 39,843    26.93%   $  35,930      31.82%
Tangible Equity       $ 39,843    26.93%   $  35,930      31.82%
Core/Leverage Capital $ 39,843    26.93%   $  35,930      31.82%
Tier 1 Risk-Based
     Capital          $ 39,843    72.02%   $  35,930      78.82%
Total Risk-Based
     Capital          $ 40,164    72.60%   $  35,981      78.93%

     As of December 31, 1998, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be "well capitalized", the Association must maintain minimum leverage capital ratios and minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators.

NOTE S
REGULATORY CAPITAL

     The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.





                               Net Income             Capital
                            for the Year Ended         as of
                            December 31, 1998    December 31, 1998
                                        (In Thousands)
Per GAAP                    $     1,161          $      41,598

Total Assets                                     $     150,615

Capital Ratio                                            27.62%

                                      Core/   Tier 1    Total
                  Tangible Tangible Leverage Risk-Based Risk-Based
                  Capital    Equity   Equity  Capital   Capital

Per GAAP          $ 41,598  $41,598  $41,598  $41,598  $41,598
Assets Required
 to be Deducted:
 Unrealized Gain
 on Securities
 Available-for-Sale (1,755)  (1,755)  (1,755)  (1,755)  (1,755)
General Valuation
  Allowance             -        -        -        -       321

Regulatory Capital
  Measure          $39,843  $39,843  $39,843  $39,843  $40,164

Adjusted Total
 Assets           $147,955 $147,955 $147,955

Risk-Weighted Assets                          $55,320  $55,320

Capital Ratio        26.93%   26.93%   26.93%   72.02%   72.60%

Required Ratio        1.50%    2.00%    3.00%    4.00%    8.00%

Required Capital   $ 2,219           $ 4,439           $ 4,425

Excess Capital     $37,624           $35,404           $35,739
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
                    ======            ======            ======

NOTE T
COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Association has various outstanding commitments, and contingent liabilities that are not reflected in the accompanying financial statements.

The principal commitments of the Association consists of outstanding mortgage and construction loan commitments. As of December 31, 1998 and 1997, outstanding loan commitments were approximately $1,642,000 and $2,721,000, respectively. These commitments, normally extended for thirty days, are for first mortgage or construction loans at a fixed rate ranging from 6.75% to 9.00%.

The chief executive officer and the executive vice-president of the Association serve under employment contracts that were approved by the Board of Directors on February 13, 1997. The contracts expire February 13, 2001. The contracts were amended effective July 1, 1997, to increase the base salaries. The agreements cover compensation and termination.

NOTE U
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

NOTE V
CONCENTRATION OF CREDIT RISK

The Association's lending activity is concentrated within the southeastern part of Louisiana. In accordance with industry practices, the Association has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.



NOTE W
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

The carrying amount of cash and short term investments approximate the fair value.

For investment securities, collateralized mortgage obligations and mortgage-backed securities, fair value is based on quoted market prices.

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

Estimated fair values of the financial instruments are as follows
(in thousands):

                          December 31, 1998      December 31, 1997
                         Carrying      Fair     Carrying      Fair
                          Amount       Value     Amount      Value
Financial Assets

  Cash and Short-Term
    Investment           $  1,810   $  1,810   $  2,612   $  2,612
  Investment Securities    20,877     20,877     27,974     27,974
  Mortgage-Backed
    Securities             23,209     23,209     42,721     42,721
  Collateral Mortgage
    Obligations            41,726     41,726         -          -
  Loans (Net of Loan
    Allowance)             63,895     68,270     53,588     57,110



Financial Liabilities

  Deposits               $ 61,105   $ 56,045   $ 56,822   $ 55,544
  Advances from Federal
    Home Loan Bank         45,381     45,018     16,157     15,903

Unrecognized Financial
 Instruments

  Commitments to Extend
    Credit               $  1,278   $  1,350   $  2,361   $  2,447
  Unfunded Construction
   Loan Commitments      $    364   $    380   $    360   $    387

NOTE X
CONVERSION FROM A MUTUAL TO A STOCK ASSOCIATION

On April 1, 1997, Guaranty Savings and Homestead Association converted from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered stock savings and loan association. The Company issued and sold 3,438,500 shares of stock at $10 per share. The Company's ESOP purchased 275,080 shares, financed by a loan from the Company. The net proceeds from the sale of this stock was $33,564,000. The cost associated with the stock conversion was approximately $821,000. Approximately, $15,407,000 was invested by the Company in the Association in exchange for 1,000 shares of stock issued by the Association as part of the conversion.

In accordance with regulations, at the time that the Association converted from a mutual association to a stock savings association, the Association established a liquidation account in the amount of approximately $24,500,000. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at Association after the Conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increase will not restore an eligible account holder's and supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts then held. The Association may not pay a dividend on their common stock if the dividend would bring regulatory capital below the balance of the liquidation account.



NOTE Y
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following sets forth condensed results of operations for 1998 and 1997 (dollar amounts in thousands, except per share data):

                            First    Second     Third    Fourth
1998                       Quarter   Quarter   Quarter   Quarter
                           ------------------------------------
Interest Income           $ 2,303   $ 2,284   $ 2,465   $ 2,532
Interest Expense              835       939     1,082     1,231
                            -----     -----     -----     -----
  Net Interest Income       1,468     1,345     1,383     1,301
Provision for Loan Losses      19        35        -         -
Other Income                  264        (4)      (28)        2
Other Expense                 928     1,030       720       775
Income Tax Expense            286        99       219       265
                            -----     -----     -----     -----
  Net Income              $   499   $   177   $   416   $   263
                            =====     =====     =====     =====
Net Income per
Common Share (1)
  Basic                   $   .16   $   .06   $   .16   $   .10
  Dilluted                $   .16   $   .06   $   .16   $   .10
Dividends Per Share       $   .07   $   .07   $   .07   $   .07

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

                            First    Second     Third    Fourth
1997                       Quarter   Quarter   Quarter   Quarter
                           ------------------------------------
Interest Income           $ 1,678   $ 2,068   $ 2,281   $ 2,318
Interest Expense              694       658       796       866
                            -----     -----     -----     -----
  Net Interest Income         984     1,410     1,485     1,452
Provision for Loan Losses      -          5         3        19
Other Income                   -         (3)       11        61
Other Expense                 515       597       633       958
Income Tax Expense            161       286       331       222
                            -----     -----     -----     -----
  Net Income              $   308   $   519   $   529   $   314
                            =====     =====     =====     =====
Net Income per
Common Share (2)
  Basic                   $   n/a   $   .16   $   .17   $   .10
  Dilluted                $   n/a   $   .16   $   .17   $   .10
Dividends Per Share       $   n/a   $    -    $   .07   $   .07

(2) Quarterly per share amounts do not add to total for the year ended since shares were issued subsequent to the first quarter of 1997.

NOTE Z
EARNINGS PER COMMON SHARE

Earnings per share are computed using the weighted average number of shares outstanding, which was 2,793,247 in 1998, and 3,112,153 in 1997.

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

NOTE AA
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                       GS FINANCIAL CORP.
                   CONDENSED FINANCIAL CONDITON
                       December 31, 1998
                     (Dollars in Thousands)

                              ASSETS

  Cash and Cash Equivalents                           $    625
  Investments - Available-for-Sale at Fair Value         3,601
  Mortgage-Backed - Securities - Available-for-Sale -
    at Fair Value                                        2,442
  Investment in Subsidiary                              39,191
  Loan Receivable                                        2,408
  Other Assets                                             520
                                                        ------
                                                      $ 48,787
                                                        ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

  Accrued Income Tax                                  $     92
  Deferred Tax Liability                                     8
  Stockholders' Equity                                  48,687
                                                        ------
                                                      $ 48,787
                                                        ======






                       GS FINANCIAL CORP.
                     STATEMENT OF OPERATIONS
               For the Year Ended December 31, 1998
                     (Dollars in Thousands)

INTEREST INCOME
  Mortgage-Backed Securities                           $   291
  Loans                                                    210
  Investment Securities                                    327
  Other Interest Income                                     26
                                                           ---
          Total Interest Income                            854
                                                           ---
NON-INTEREST INCOME
  Undistributed Earnings of Subsidiary                   1,161
  Gain on Sale of Mortgage-Backed Securities                87
  Income from Real Estate Held-For-Investment               17
                                                         -----
          Total Non-Interest Income                      1,265
                                                         -----

NON-INTEREST EXPENSES
  General and Administrative                               129
  Intercompany Personnel Expense                           106
  Taxes                                                     60
  Loss on Sale of Investments                               31
  Bank Acquistion Costs Charged Off                         42
                                                         -----
          Total Non-Interest Expenses                      368
                                                         -----
INCOME BEFORE INCOME TAX                                 1,751

PROVISION FOR INCOME TAX                                   217
                                                         -----
NET INCOME                                             $ 1,534
                                                         =====














                      GS FINANCIAL CORP.
                    STATEMENT OF CASH FLOWS
             For The Year Ended December 31, 1998
                    (Dollars in Thousands)

OPERATING ACTIVITIES
 Net Income                                            $   1,534
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Depreciation Expense                                        3
   Loss on Sale of Investments                                31
   Gain on Sale of Mortgage-Backed Securities                (87)
   Equity in Undistributed Income
   of Subsidiary                                          (1,161)
   Accretion of Investment Premium                            32
   Dividend on IMF Fund                                      (10)
   Dividend on ARM Fund                                     (316)
   Decrease in Accrued Interest Receivable                    34
   Increase in Deferred Charges                              (67)
   Increase in Deferred Taxes                                 90
   Increase in Accrued Income Tax                             57
                                                           -----
    Net Cash Provided by Operating Activities                140

INVESTING ACTIVITIES
 Purchase of IMF Mutual Fund                                (744)
 Redemption of ARM Mutual Fund                             4,445
 Sale of Mortgage-Backed Securities - Available-for-Sale   4,181
 Principal Paydowns on Mortgage-Backed Securities
  - Available                                              1,832
 Investment in Real Estate                                  (453)
                                                          ------
    Net Cash Provided by Investing Activities              9,261

FINANCING ACTIVITIES
 Purchase of Treasury Stock                               (8,324)
 Payment of Dividends                                       (822)
                                                          -------
    Net Cash Used in Financing Activities                 (9,146)

NET INCREASE IN CASH AND CASH EQUIVALENTS                    255

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                370

CASH AND CASH EQUIVALENTS - END OF YEAR                  $   625
                                                           =====