Form 10-Q
period 1999-03-31
GS FINANCIAL CORP
filed 1999-05-11
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended March 31, 1999

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

            x   Yes                           No

     As of March 31, 1999, there were 3,438,500 shares of the Registrant's Common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended March 31, 1999 and 1998 represent the consolidated financial position and results of operations of GS Financial Corp.












                                  GS Financial Corp.

                                      Form 10-Q

                           Three Months ended March 31, 1999

                                  Table of Contents

Part I - Financial Information

Item 1   Financial Statements

     Consolidated Balance Sheets
     (as of March 31, 1999 and December 31, 1998 Unaudited)             3

     Consolidated Statements of Operations
     (For the three months ended March 31,  1999 and 1998 Unaudited)    4

     Consolidated Statements of Changes in Stockholders' Equity
     (For the three months ended March 31, 1999 and 1998 Unaudited)     5

     Consolidated Statements of Cash Flows
     (For the three months ended March 31, 1999 and 1998 Unaudited)   6-7

     Notes to Consolidated Financial Statements                      7-12

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     12-18

Item 3   Quantitative and Qualitative Disclosures about
             Market Risk                                               18

Part II   Other Information                                            18

Item 1    Legal Proceedings                                            18

Item 2    Changes in Securities                                        18

Item 3    Defaults Upon Senior Securities                              18

Item 4    Submission of Matters to a Vote of Security Holders          19

Item 5    Other Information                                            19

Item 6    Exhibits and Reports on Form 8-K                             20





                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in Thousands)
                              (Unaudited)

                              March 31, 1999  December 31, 1998
                            --------------    -----------------
                             ASSETS

Cash and Due from Banks    $         362      $        171
Interest Bearing Deposits
  in Other Banks                   1,687               839
Federal Funds Sold                   675               800
Investment Securities             24,705            20,877
Loans (Net)                       64,899            63,895
Mortgage-Backed Securities        20,565            23,209
Collateralized Mortgage
  Obligations                     34,831            41,726
Accrued Interest Receivable          687               689
Premises & Equipment               2,597             2,620
Other Assets                       2,805             2,708
                             -----------        ----------
TOTAL ASSETS               $     153,813      $    157,534
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits  $      60,588      $     61,099
Non-Interest Bearing Dep.            578               695
Borrowings                        42,623            45,381
Other Liabilities                  1,639             1,850
                             -----------        ----------
TOTAL LIABILITIES                105,428           109,025

STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,879            33,844
Treasury Stock                    (8,324)           (8,324)
Accumulated Other
  Comprehensive Income             1,397             1,768
Unearned ESOP Shares              (2,136)           (2,208)
Unearned RRP Trust Stock          (2,193)           (2,193)
Other Stockholders' Equity        25,762            25,622
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        48,385            48,509
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $     153,813      $    157,534
                             ===========        ==========
                           GS Financial Corp.
                   Conolidated Statements of Operations
               (Dollars in Thousands, except per share data)
                               (Unaudited)
                    For the three months ended March 31,
                                1999     1998
                          ---------------------
INTEREST INCOME (from)
  Loans                       $ 1,291  $ 1,183
  Mortgage-Backed Securities      343      586
  Investment Securities           329      435
  Collateralized Mortgage
    Obligations                   577       53
  Other Interest Income            49       46
                                -----    -----
TOTAL INTEREST INCOME           2,589    2,303
                                -----    -----
INTEREST EXPENSE (on)
  Deposits                        639      609
  FHLB Advances                   598      226
                                -----    -----
TOTAL INTEREST EXPENSE          1,237      835
                                -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,352    1,468
PROVISION FOR LOAN LOSSES           -       19
                                -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,352    1,449
                                -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments      (7)      259
  Other Income                     4         5
                                -----    -----
TOTAL NON-INTEREST INCOME         (3)      264

OTHER EXPENSES
  Compensation and Benefits       514      660
  Net Occupancy Expense            68       71
  Other Expenses                  220      197
                                -----    -----
TOTAL OTHER EXPENSES              802      928
                                -----    -----
INCOME BEFORE TAX EXPENSE         547      785
INCOME TAX EXPENSE                201      286
                                -----    -----
NET INCOME                      $ 346    $ 499
                                =====    =====
BASIC EARNINGS PER SHARE        $ .13    $ .16
DILUTED EARNINGS PER SHARE      $ .13    $ .16

                                                                            GS Financial Corp.
                                                Consolidated Statements of Changes in Stockholders' Equity
                                                    For The Three Months Ended March 31, 1999, and 1998
                                                                          (Dollars in Thousands)
                                                                                  (Unaudited)
                                                                                            Accumulated
                                  Additional               Unearned   Unearned                 Other             Total
                         Common     Paid-In    Treasury     ESOP     RRP Trust   Retained   Comprehensive  Stockholders'
                         Stock      Capital      Stock      Stock       Stock    Earnings     Income         Equity
BALANCE AT
  DECEMBER 31, 1997     $  34       $33,658   $      -    $ (2,516)  $ (2,076)  $ 25,089      $  1,858       $ 56,047

Net Income-3 months
  Ended March 31, 1998      -             -          -           -          -        499             -            499


Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -          -           -          -          -          (458)          (458)

Purchase of Treasury Stock  -             -     (1,836)          -          -          -             -         (1,836)

Purchase of RRP Trust
  Stock                     -             -          -           -       (334)         -             -           (334)

Retirement of ESOP Debt     -            91          -          92          -          -             -            183

Cash Dividends Paid         -             -          -           -          -       (242)            -           (242)

BALANCE AT
  MARCH 31, 1998         $ 34     $  33,749    $(1,836)    $(2,424)   $(2,410)  $ 25,346      $  1,400       $ 53,859

BALANCE AT
  DECEMBER 31, 1998      $ 34    $   33,810    $(8,324)    $(2,208)   $(2,193)  $ 25,622      $  1,768       $ 48,509

Net Income-3 months
  Ended March 31, 1999      -             -          -           -          -        346             -            346

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -          -           -          -          -          (371)          (371)

Retirement of ESOP Debt     -            35          -          72          -          -             -            107

Cash Dividends  Paid        -             -          -           -          -       (206)            -           (206)

BALANCE AT
  MARCH 31, 1999        $  34      $ 33,845   $ (8,324)    $(2,136)   $(2,193)  $ 25,762      $  1,397      $  48,385



                           GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Three Months Ended
                                                   March 31,
                                          -----------------------
                                               1999         1998
                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $     346     $    499
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               26           30
       Premiums Amortized                         69           42
       Provision for Loan Losses                   -           19
       Loss on Sale of Loans                       5            -
       Loss on Sale of Foreclosed Real Estate      3            -
       ESOP Expense                               91          163
       (Gain)/Loss on Sale of Investments          2         (259)
   Decrease in Prepaid Income Tax                  5            -
   Changes in Deferred Income Tax                116           12
   Changes in Operating Assets and Liabilities:
  (Increase)/Decrease in
   Accrued Interest Receivable                     2          (32)
  (Increase) in Deferred Charges                 (70)         (31)
   Increase in Accrued Income Tax                201          195
   Increase/(Decrease) in Other Liabilities     (221)         199
  (Increase) in Other Assets                       -          (23)
                                               ------       -------
Net Cash Provided by Operating Activities        575          814

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchases of)/Redemption of
    ARM Mutual Fund                              206       (5,351)
  Purchase of CMOs                                 -       (9,429)
  Proceeds from Maturities of CMOs             6,843        1,073
  Proceeds from Maturities of Available-
    For-Sale Securities                          500        1,000
  Proceeds from Maturities of
     Mortgage-Backed Securities                2,517        3,287
  Purchase of IMF Mutual Fund (Net)           (4,952)           -
  Proceeds from Sales of Mortgage-
    Backed Securities                              -       12,646
  Net Loan Originations                       (1,004)      (1,649)
  Purchases of Premises and Equipment             (6)         (13)
  Dividend on ARM Fund                           (36)        (212)
  Dividend on IMF Fund                          (105)           -

                          GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Three Months Ended
                                                   March 31,
                                          -----------------------
                                               1999         1998
                                               ----         ----
Cash Flows from Investing Activities (Continued)
  Non-Cash Dividend - FHLB Stock                 (32)         (13)
                                           ----------      -------
Net Cash Provided by Investing Activities      3,931        1,339
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits           (493)       1,483
  Purchases of Treasury Stock                      -       (1,836)
  Net Increase in
    Unapplied Loan Payments                        2            2
  Payment of Cash Stock Dividends               (206)        (242)
  Net Increase/(Decrease) in Advance
    Payments by Borrowers for Taxes
    and Insurance                               (138)          32
  Purchase of Stock for Recognition &
    Retention Plan Trust                           -         (334)
  Net Decrease in FHLB Advances               (2,757)      (1,484)
                                          ----------     ---------
Net Cash Used in Financing Activities         (3,592)      (2,379)
                                          ----------     ---------
NET CASH EQUIVALENTS                             914         (226)

CASH AND CASH EQUIVALENTS - January 1,         1,810        2,612
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - March 31,    $     2,724 $      2,386
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

    Pursuant to the Plan of Conversion, which, in part, provided for the Association's conversion from the mutual to stock form (the "Conversion"), the Company opened its subscription offering on February 24, 1997 and closed the offering on March 17, 1997. The Conversion was approved by the members of the Association at a special meeting held March 25, 1997. The IPO was completed on April 1,1997.

     The accompanying financial statements represent the consolidated financial position, results of operations and cash flows of the Company. The accompanying financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normally recurring accruals, which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 1997 the Association terminated its Simplified Employee Pension Plan ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased 8%, or 275,080 shares, of the Company's common stock in the Conversion. The purchase of this stock was financed through a loan from the Company which is secured by the above-mentioned shares. The balance of that loan was $2.3 million at March 31, 1999. The Company accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6 and, as such, approximately 53,367 shares had been earned by plan participants at December 31, 1998. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.



(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 2.6 million for the three months ended March 31, 1999 and 3.0 million shares for the three months ended March 31, 1998. During the three months ended March 31, 1999 and 1998, the Company declared and paid cash dividends in the amount of $.07 per common share.

(4) INVESTMENTS

                              March 31, 1999      December 31, 1998
                              --------------     -----------------
                                   (Dollars in thousands)
                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $  9,672    $  9,840   $ 10,171  $ 10,450
ARM Mutual Fund             2,692       2,678      2,865     2,848
IMF Mutual Fund            10,219      10,124      5,267     5,259
FHLMC Stock                    35       2,063         35     2,320
                           ------      ------     ------    ------
        Total            $ 22,618    $ 24,705   $ 18,338  $ 20,877
                           ======      ======     ======    ======

(5) LOANS
                                       March 31,    December 31,
(Dollars in Thousands)                   1999           1998
                                      --------    -----------
Total Loans                           $ 65,356       $ 64,353
Allowance for Loan Losses                 (463)          (463)
Net Unearned Fees                            6              5
                                      --------       --------
TOTAL NET LOANS                       $ 64,899       $ 63,895
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 63,556       $ 61,918
Construction (1-4 family)                  250            740
Commercial Mortgages                       951          1,157
Other Mortgages                            274            201
Consumer (secured by deposits)             325            337
                                    ----------     ----------
TOTAL LOANS                           $ 65,356       $ 64,353
                                      ========       ========



Allowance for Loan Losses

                                       1999           1998
(Dollars in Thousands)                -----          -----
Beginning Balance, December 31,       $ 463          $ 410
  Provision for Losses                    0             19
  Loans Charged Off                       0              0
                                      -----          -----
Ending Balance, March 31,             $ 463          $ 429
                                      =====          =====

(6) MORTGAGE-BACKED SECURITIES

                                      March 31,         December 31,
                                        1999               1998
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed Rate (1-4 family)  $ 12,016 $ 12,066  $ 13,159 $ 13,265
   FHLMC Fixed Rate (1-4 family)    1,870    1,881     2,310    2,328
   FNMA Fixed Rate (1-4 family)     6,621    6,618     7,589    7,616
                                   ------   ------    ------   ------
TOTAL MORTGAGE-BACKED SECURITIES $ 20,507 $ 20,565  $ 23,058 $ 23,209
                                   ======   ======    ======   ======

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

                                      March 31,         December 31,
                                        1999               1998
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   FNMA                          $ 17,906 $ 17,877  $ 18,987 $ 18,954
   FHLMC                           12,358   12,374    17,928   17,955
   Private Issue                    4,595    4,580     4,823    4,817
                                   ------   ------    ------   ------
TOTAL COLLATERALIZED MORTGAGE
  OBLIGATIONS                    $ 34,859 $ 34,831  $ 41,738 $ 41,726
                                   ======   ======    ======   ======





(8) INTEREST BEARING DEPOSITS

                                         March 31,     December 31,
                                           1999           1998
                                       ---------      -----------
                                         (Dollars in thousands)

     Passbook Savings                  $  20,990        $ 21,506
     Certificates of Deposits             39,598          39,593
                                         -------          ------
TOTAL INTEREST BEARING DEPOSITS        $  60,588        $ 61,099
                                         =======          ======

(9) FEDERAL HOME LOAN BANK ADVANCES

                                         March 31,     December 31,
                                           1999           1998
                                        ---------      -----------
                                          (Dollars in thousands)

 Amounts maturing within 1 year        $  10,346        $ 10,730
 Amounts maturing over 1 year             32,277          34,651
                                         -------          ------
TOTAL FEDERAL HOME LOAN BANK ADVANCES  $  42,623        $ 45,381
                                         =======          ======

(10) STOCK OPTION PLAN

     On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees. Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options with 275,076 shares granted to vest over five years. The Company has followed all disclosure requirements set forth in SFAS 123, "Accounting for Stock-Based Compensation." To date no options have been exercised.

(11) RECOGNITION AND RETENTION PLAN

     On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP, or 4% of the common stock issued in the Conversion. By January 16, 1998, the Company had acquired in open market transactions a total of 137,500 shares of common stock for issuance under the RRP. During the quarter ended September 30, 1998, RRP participants agreed to extend the vesting period of shares of restricted stock issued under the RRP from five years to 10 years. The effect of this extension reduces the annual compensation expense to the Company associated with the RRP. The Company is accruing this expense commensurate with the expiration of the vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.

(12) TREASURY STOCK

     As of March 31, 1999, the Company had repurchased 491,054 shares of its common stock. On April 8, 1999, the Company additionally purchased approximately 10% of shares outstanding bringing the total number of shares repurchased to 790,054 at an average price of $15.16 per common share, or an investment of $11.9 million. This represents approximately 23% of the original shares issued.

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other
Expenses.

                                           For the Three Months Ended
                                                    March 31,
                                            -----------------------
                                               1999         1998
                                               ----         ----
Office Supplies & Telephone                 $ 28,699      $ 20,556
Bank Shares and Franchise Tax                 87,157        54,614
Data Processing                               19,741        19,425
Advertising                                   14,151        20,891
Supervisory Fees                              21,086        27,745

Item 2
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Economic circumstances, the Company's operations, and actual results could differ significantly from those discussed in the forward-looking statements. The major factors that could cause or contribute to such differences include, but are not limited to, changes in the local economy as well as fluctuations in prevailing interest rates. Other forward-looking statements are made concerning the amount and adequacy of the allowance for loan losses and the cost and potential impact of the effect of the year 2000 on the Company's management information system.



GENERAL

     The Company's principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It's principal products include mortgage loans, passbook savings accounts, and certificates of deposit. The Association also invests in short-term and long-term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities, and mortgage-backed securities.

The following discussion compares the financial condition of GS
Financial Corp. at March 31, 1999 to December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998.


CHANGES IN FINANCIAL CONDITION

     At March 31, 1999, the assets of the Company totaled $153.8 million, a decrease of $3.7 million, or 2%, from December 31, 1998. This change was the result of repayments of mortgage-backed securities and collateralized mortgage obligations ("CMOs") and the Company's utilization of a substantial portion of such funds to repay Federal Home Loan Bank advances. The three months ended March 31, 1999 were characterized by continued accelerated pay-downs of the Company's mortgage derivative securities fueled by continued low market interest rates. Those funds generated from paydowns which were not used to repay advances were funneled into the Company's qualified thrift investment grade mutual fund.

     Growth in the mortgage loan portfolio continued although at a reduced pace from 1998. Loans receivable increased by $1.0 million, or 2.0%, to $64.9 million at March 31, 1999 compared to $63.9 million at December 31, 1998. The increase came primarily in loans on 1-4 family residential dwellings.

     Collateralized mortgage obligations decreased $6.9 million, or 17%, to $34.8 million at March 31, 1999 compared to $41.7 million at December 31, 1998. Although low market interest rates continue to drive the rapid prepayment of these instruments, yields are still significantly higher than current money market rates.

     Mortgage-backed securities decreased $2.6 million, or 11%, to $20.6 million at March 31, 1999 compared to $23.2 million at December 31, 1998.

     Investment securities increased $3.8 million, or 18%, to $24.7 million at March 31, 1999 compared to $20.9 million at December
31, 1998. The Company invested excess cash from mortgage-derivative paydowns in short term qualified thrift mutual funds.

     Interest bearing deposits remained relatively unchanged from December 31, 1998 to March 31, 1999 at approximately $61.0 million.

     The Company's borrowings decreased $2.8 million, or 6%, to $42.6 million at March 31, 1999 compared to $45.4 million at December 31, 1998. This was due to scheduled paydowns of the Company's Federal Home Loan Bank advances which is part of its leveraged investing program. The Company's borrowings consist of $32.6 million of fully amortizing advances from the Federal Home Loan Bank (FHLB) as well as $10.0 million in balloon obligations from the FHLB.

     Stockholders' equity decreased $.1 million, to $48.4 million at March 31, 1999 compared to $48.5 million at December
31, 1998. The decrease was due to the net effects of $.3 million in net income for the three months ended March 31, 1999; $.1 million due to the retirement of ESOP debt; $.2 million in cash dividends paid and a $.4 million reduction in other comprehensive income.

RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the three months ended
March 31, 1999 of $.3 million which was a decrease of $.2 million compared to $.5 million for the three months ended March
31, 1998. The decrease was due primarily to the realization of gains of $.25 million on the sales of $12 million of mortgage-backed securities during the three months ended March 31, 1998. Income before income taxes exclusive of securities gains and losses increased $.1 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

INTEREST INCOME

     Total interest income increased $.3 million, or 13%, to $2.6 million for the three months ended March 31, 1999 compared to $2.3 million for the three months ended March 31, 1998. This was due primarily to increases in interest on collateralized mortgage obligations and mortgage loans, which was partially offset by decreases in interest income from investment securities and mortgage-backed securities.

     Interest on loans increased $.1 million, or 8%, to $1.3 million for the three months ended March 31, 1999 compared to $1.2 million for the three months ended March 31, 1998. This was due primarily to growth in the loan portfolio. The average balance of the loan portfolio for the three months ended March 31, 1999 was $64.2 million (net) compared to $54.3 million (net) for the three months ended March 31, 1998. The average annualized yield on loans for the three months ended March 31, 1999 was 8.0% compared to 8.7% for the three months ended March 31, 1998.

     Interest on mortgage-backed securities decreased $.3 million, or 50%, to $.3 million for the three months ended March 31, 1999 compared to $.6 million for the three months ended March 31, 1998. For the three months ended March 31, 1999 the average balance of mortgage-backed securities was $21.7 million; for the same period in 1998 the average balance was $36.8 million. The average annualized yield of mortgage-backed securities was 6.3% for the three months ended March 31, 1999 compared to 6.4% for the same period in 1998.

     Beginning in 1998 the Company utilized first-tranche Collateralized Mortgage Obligations or REMICs (Real Estate Mortgage Investment Conduits) as alternative, shorter-term investments than mortgage loans or securities. To date in 1999 the Company has earned $.6 million in such interest on an average balance of $38.3 million yielding 6.0%. For the three months ended March 31, 1998 interest income on CMOs was $.1 million on an average balance of $3.3 million representing a yield of 6.5%. Most of these investments are part of the Company's wholesale growth strategy of leveraged investing. During the latter part of 1998 and early 1999, the yield on the Company's investment in CMOs has been reduced by the rapid prepayment of these bonds due to sustained low national market interest rates.

     Interest income from investment securities decreased $.1 million or 25% to $.3 million for the three months ended March 31, 1999 compared to $.4 million for the three months ended March 31, 1998. The results for the first quarter of 1998 reflected an annualized yield of 6.2% on an average balance of $28.2 million in investment securities while the first quarter 1999's annualized yield has been 6.0% on an average balance of $21.9 million. The reduction in yield has been due to the reduction in yield of the Company's two qualified thrift mutual funds with the downturn in market interest rates.

     Other interest income consists mainly of interest income on overnight Federal Funds sold and interest bearing deposits in other financial institutions and remained substantially unchanged from the three months ended March 31, 1998 to the same period ended March 31, 1999 at $.05 million.





PROVISION FOR LOAN LOSSES

     The Company had no provision for loan loss for the quarter ended March 31, 1999 compared to $19,000 for the three months ending March 31, 1998. The general valuation allowance is reviewed quarterly and is based on each individual loan's performance as well as the estimated value of the underlying collateral. The Company employs the reserve method of accounting for its general and specific valuation allowances for loan losses.

     During the three months ended March 31, 1999, the Company amended its Asset Classification Policy to omit consideration of any loan with a balance of $5,000 or less. As a result of this change, approximately $38,000 was transferred from the specific valuation allowance to the general valuation allowance.

INTEREST EXPENSE

     The Company's total interest expense increased $.4 million, or 50%, to $1.2 million for the three months ended March 31, 1999 compared to $.8 million for the three months ended March 31, 1998. The increase was due to the effect of increased interest expense of $.4 million on advances from the Federal Home Loan Bank in conjunction with the Company's wholesale growth strategy of leveraged investing. The Company's overall cost of funds increased from 4.6% (annualized) for the three months ended March 31, 1998 to 4.7% (annualized) for the same period in 1999. The increased cost of funds was due to the increased percentage of Federal Home Loan Bank Advances compared to total interest bearing deposits since the advances carry a higher cost than the Company's passbook savings and certificate of deposit accounts. Both the amount and cost of interest on interest-bearing deposits remained substantially constant for the three month periods at $.6 million, or 4.2%. The cost of the Company's advances from the Federal Home Loan Bank decreased from 5.9% (annualized) for the three months ended March 31, 1998, compared to 5.4% (annualized) for the three months ended March 31, 1999.

OTHER EXPENSES

     Other expenses for the three months ended March 31, 1999 were $.8 million compared to $.9 million for the three months ended March 31, 1998. This represents a decrease of $.1 million, or 11%. The decrease was largely due to a reduction in compensation and employee benefits of $.2 million, or 29%, from $.7 million for the three months ended March 31, 1998 compared to $.5 million for the three months ended March 31, 1999. The reduction was due to the attrition of the Company's staff, the extension of the vesting period for shares of restricted stock issued under the RRP, and the reduction of the cost associated with the ESOP due to a reduction in the market value of the Company's stock.
LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company.

     The Company's primary sources of funds are interest bearing customer deposits, advances from the Federal Home Loan Bank and maturities of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

     The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments, and deposits in other financial institutions, as well as U.S. Government and Agency issued securities. As of March 31, 1999, the Company's liquidity stood at 56.4%, or $53.6 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk -based capital (8.0%). As of March 31, 1999, the Company's tangible and core capital amounted to $40.1 million, or 27.71% of adjusted total assets, while the Company's risk-based capital was $40.5 million, or 69.1% of total adjusted risk-weighted assets.

Year 2000

    The Year 2000 problem refers to the possibility that computers will not recognize the correct year beginning on January 1, 2000, and will either completely fail or will generate erroneous data, such as an incorrect maturity date for a certificate of deposit account. Since computers pervade our operations, the impact of misreading the date has potentially serious consequences.

     Recognizing the importance of this issue, the Company established a Year 2000 Project (the "Project") in 1997. Oversight of the Project was elevated to the Board of Directors in March, 1998, with the establishment of a three member committee.

     The Company has focused its efforts on (1) its data processor, NCR Corp. of Dayton, Ohio, which provides on-line banking services through its data center in Irving, Texas; (2) the Company's personal computers ("PC's"), which serve both as terminals for processing customer transactions and accessing customer account information, and as computers for general business functions using word processing, spreadsheets, and database software; (3) other hardware such as the Company's telephone, alarm or HVAC equipment, and (4) other software, such as Fedline and various accounting applications.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risk are presented at December 31, 1998 in the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 1999. Management believes there have been no material changes in the Company's market risk since December 31, 1998.

Part II - Other Information

Item 1 - Legal Proceedings
     There are no matters required to be reported under this item.

Item 2 - Changes in Securities
     There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities
     There are no matters required to be reported under this item.






Item 4 - Submission of Matters to a Vote of Security Holders

     On March 24, 1999, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held on April 27, 1999 ("Annual Meeting"). There were two issues considered at the Annual Meeting, the election of three directors and the ratification of the appointment of the Company's independent auditors. Both issues passed by the vote reflected below. In addition to the directors elected to three-year terms at the Annual Meeting, the following persons had term of office as a director which continued after the Annual Meeting: Donald C. Scott, Stephen L. Cory, J. Scott Key, Victor Kirschman, Mannie D. Paine, Jr., and Albert J. Zahn, Jr.

Approval of the election of Bruce A. Scott to a three year term as director.

     For          Withheld
     ---          --------
  2,483,364        31,710

Approval of the election of Kenneth B. Caldcleugh to a three year term as director.

     For          Withheld
     ---          --------
  2,489,939        25,135

Approval of the election of Bradford A. Glazer to a three year term as director.

     For          Withheld
     ---          --------
  2,199,905       315,169

Approval to ratify the appointment of LaPorte, Sehrt, Romig and Hand as the Company's independent auditors for the year ending December 31, 1999.

     For          Against          Abstained
     ---          -------          ---------
  2,483,964        22,030            9,080


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

                         GS FINANCIAL CORP.




DATE: May 12, 1999         BY:/s/ Donald C. Scott
                              -------------------
                              DONALD C. SCOTT, CHAIRMAN OF THE
                              BOARD, PRESIDENT AND
                              CHIEF EXECUTIVE OFFICER




DATE: May 12, 1999         BY:/s/ Glenn R. Bartels
                              --------------------
                              GLENN R. BARTELS
                              CONTROLLER



12