Form 10-Q
period 1999-06-30
GS FINANCIAL CORP
filed 1999-08-12
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended June 30, 1999

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

            x   Yes                           No

As of June 30, 1999, there were 2,648,446 shares of the Registrant's Common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended June 30, 1999 and 1998 represent the consolidated financial position and results of operations of GS Financial Corp.












                            GS Financial Corp.

                                Form 10-Q

                     Three Months ended June 30, 1999

                             Table of Contents

Part I - Financial Information

Item 1   Financial Statements

     Consolidated Balance Sheets
     (as of June 30, 1999 Unaudited and December 31, 1998 Audited)          3

     Consolidated Statements of Operations
     (For the three and six months ended June 30, 1999 and 1998 Unaudited)  4

     Consolidated Statements of Changes in Stockholders' Equity
     (For the six months ended June 30, 1999 and 1998 Unaudited)            5

     Consolidated Statements of Cash Flows
     (For the six months ended June 30, 1999 and 1998 Unaudited)            6-7

     Notes to Consolidated Financial Statements                             7-12

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12-18

Item 3   Quantitative and Qualitative Disclosures about
             Market Risk                                                   18

Part II   Other Information                                                18

Item 1    Legal Proceedings                                                18

Item 2    Changes in Securities                                            18

Item 3    Defaults Upon Senior Securities                                  18

Item 4    Submission of Matters to a Vote of Security Holders              18

Item 5    Other Information                                                18

Item 6    Exhibits and Reports on Form 8-K                                 19





                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in Thousands)
                              (Unaudited)

                              June 30, 1999  December 31, 1998
                            --------------    -----------------
                             ASSETS

Cash and Due from Banks    $         247      $        171
Interest Bearing Deposits
  in Other Banks                     798               839
Federal Funds Sold                   950               800
Investment Securities             19,116            20,877
Loans (Net)                       65,764            63,895
Mortgage-Backed Securities        18,915            23,209
Collateralized Mortgage
  Obligations                     44,500            41,726
Accrued Interest Receivable          707               689
Premises & Equipment               2,572             2,620
Other Assets                       2,917             2,708
                             -----------        ----------
TOTAL ASSETS               $     156,486      $    157,534
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits  $      60,243      $     61,099
Non-Interest Bearing Dep.            746               695
Borrowings                        49,826            45,381
Other Liabilities                  1,332             1,850
                             -----------        ----------
TOTAL LIABILITIES                112,147           109,025

STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,918            33,844
Treasury Stock                   (11,978)           (8,324)
Accumulated Other
  Comprehensive Income               826             1,768
Unearned ESOP Shares              (2,068)           (2,208)
Unearned RRP Trust Stock          (2,193)           (2,193)
Other Stockholders' Equity        25,834            25,622
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        44,339            48,509
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $     156,486      $    157,534
                             ===========        ==========
                            GS Financial Corp.
                  Consolidated Statements of Operations
              (Dollars in Thousands, except per share data)
                               (Unaudited)
                            For the three Months  For the six Months
                                ended June 30,     ended June 30,
                                1999     1998      1999     1998
                          ----------------------------------------
INTEREST INCOME (from)
  Loans                       $ 1,316  $ 1,191   $ 2,607  $ 2,374
  Mortgage-Backed Securities      318      428       661    1,014
  Investment Securities           263      426       592      861
  Collateralized Mortgage
    Obligations                   549      179     1,126      232
  Other Interest Income            62       60       111      106
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,508    2,284     5,097    4,587
                                -----    -----     -----    -----
INTEREST EXPENSE (on)
  Deposits                        636      609     1,275    1,218
  FHLB Advances                   576      330     1,174      556
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE          1,212      939     2,449    1,774
                                -----    -----     -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,296    1,345     2,648    2,813
PROVISION FOR LOAN LOSSES           0       35         0       53
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,296    1,310     2,648    2,760
                                -----    -----     -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments      (10)     (10)      (17)     248
  Other Income                      2        6         6       11
                                -----    -----     -----    -----
TOTAL NON-INTEREST INCOME         ( 8)     ( 4)      (11)     259
OTHER EXPENSES
  Compensation and Benefits       505      632     1,019    1,292
  Net Occupancy Expense            72       72       140      143
  Other Expenses                  241      326       461      523
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES              818    1,030     1,620    1,958
                                -----    -----     -----    -----
INCOME BEFORE TAX EXPENSE         470      276     1,017    1,061
INCOME TAX EXPENSE                161       99       362      385
                                -----    -----     -----    -----
NET INCOME                      $ 309    $ 177    $  655   $  676
                                =====    =====     =====    =====
EARNINGS PER SHARE - PRIMARY    $ .13    $ .06     $ .27   $  .23
EARNINGS PER SHARE - DILUTED    $ .13    $ .06     $ .27   $  .23

                                                                               GS Financial Corp.
                                                Consolidated Statements of Changes in Stockholders' Equity
                                                    For The Six Months Ended June 30, 1999, and 1998
                                                                          (Dollars in Thousands)
                                                                                  (Unaudited)

                                                                                               Accumulated
                                   Additional            Unearned    Unearned                     Other        Total
                         Common     Paid-In   Treasury     ESOP     RRP Trust    Retained     Comprehensive  Stockholders'
                         Stock      Capital    Stock       Stock      Stock      Earnings        Income        Equity
BALANCE AT
  DECEMBER 31, 1997     $  34       $33,658   $    -     $ (2,516)   $ (2,076)  $ 25,089       $  1,858      $ 56,047

Net Income-6 months
  Ended June 30, 1998       -             -        -            -           -        676              -           676


Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -        -            -           -          -           (507)         (507)

Purchase of Treasury Stock  -             -   (3,469)           -           -          -              -        (3,469)

Purchase of RRP Trust
  Stock                     -             -        -            -        (334)         -              -          (334)

Retirement of ESOP Debt     -           182        -          182           -          -              -           364

Cash Dividends Paid         -             -        -            -           -       (469)             -          (469)

BALANCE AT
  June 30, 1998          $ 34     $  33,840  $(3,469)     $(2,334)    $(2,410)  $ 25,296       $  1,351      $ 52,308

BALANCE AT
  DECEMBER 31, 1998      $ 34    $   33,810  $(8,324)     $(2,208)    $(2,193)  $ 25,622       $  1,768      $ 48,509

Net Income-6 months
  Ended June 30, 1999       -             -        -            -           -        655              -           655

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -        -            -           -          -           (942)         (942)

Purchase of Treasury Stock  -             -   (3,654)           -           -          -              -        (3,654)

Retirement of ESOP Debt     -            74        -          140           -          -              -           214

Cash Dividends  Paid        -             -        -            -           -       (443)             -          (443)

BALANCE AT
  JUNE 30, 1999         $  34      $ 33,884 $(11,978)     $(2,068)    $(2,193)  $ 25,834        $   826     $  44,339

                           GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Six Months Ended
                                                   June 30,
                                          -----------------------
                                                1999         1998
                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $     655     $    676
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               53           62
       Premiums Amortized                        131           99
       Provision for Loan Losses                   -           53
       (Gain)/Loss on Sale of Loans                5           (3)
       Loss on Sale of Foreclosed Real Estate      3            -
       ESOP Expense                              179          327
       (Gain)/Loss on Sale of Investments         12         (249)
  (Increase)/Decrease in Prepaid Income Tax       69          (31)
   Changes in Deferred Income Tax                 12          (72)
   Changes in Operating Assets and Liabilities:
  (Increase) in Accrued Interest Receivable      (18)         (87)
  (Increase) in Deferred Charges                 (57)         (94)
   Increase/(Decrease) in Accrued Income Tax       9          (76)
   Increase/(Decrease) in Other Liabilities      (66)         515
  (Increase)/Decrease in Other Assets            ( 3)          11
                                               ------       -------
Net Cash Provided by Operating Activities        984        1,131

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of ARM Mutual Fund                    103        4,261
  Purchase of CMOs                           (15,422)     (29,182)
  Proceeds from Maturities of CMOs            11,940        6,312
  Proceeds from Maturities of Available-
    For-Sale Securities                        3,015        1,300
  Proceeds from Maturities of
     Mortgage-Backed Securities                4,042        5,966
  Purchases of Mortgage-Backed Securities          -       (5,764)
  Purchase of IMF Mutual Fund (Net)           (1,703)           -
  Proceeds from Sales of Mortgage-
    Backed Securities                              -       12,697
  Net Loan Originations                       (1,868)      (8,309)
  Purchases of Premises and Equipment            ( 7)         (15)




                          GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                           For the Six Months Ended
                                                   June 30,
                                          -----------------------
Cash Flows from Investing Activities (Continued)
                                               1999         1998
                                               ----         ----
  Dividend on ARM Fund                           (40)        (431)
  Dividend on IMF Fund                          (205)           -
  Investment in Foreclosed Real Estate             -          (11)
  Purchase of FHLB Stock                        (133)        (786)
  Non-Cash Dividend - FHLB Stock                 (63)         (31)
                                           ----------      -------
Net Cash Used in Investing Activities          ( 341)     (13,993)
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits           (813)         423
  Purchases of Treasury Stock                 (3,653)      (3,469)
  Net Increase in
    Unapplied Loan Payments                        3            4
  Payment of Cash Stock Dividends               (443)        (469)
  Net Increase/(Decrease) in Advance
    Payments by Borrowers for Taxes
    and Insurance                                  3         (120)
  Purchase of Stock for Recognition &
    Retention Plan Trust                           -         (334)
  Net Increase in FHLB Advances                4,445       17,009
                                          ----------     ---------
Net Cash (Used in)/Provided by
    Financing Activities                       ( 458)      13,044
                                          ----------     ---------
NET CASH EQUIVALENTS                             185          182

CASH AND CASH EQUIVALENTS - January 1,         1,810        2,612
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - June 30      $     1,995 $      2,794
                                          ==========    =========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General

     GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association"). Pursuant to the Plan of Conversion (the "Conversion"), which, in part, provided for the Association's conversion from the mutual to stock form, the Company opened its subscription on February 24, 1997 and closed the offering on March 17, 1997. The Conversion was approved by the members of the Association at a special meeting held March 25, 1997. The initial public offering was completed on April 1, 1997.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 1997 the Association terminated its Simplified Employee Pension Plan ("SEP") and formally adopted an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased 8%, or 275,080 shares, of the Company's common stock in the Conversion. The purchase of this stock was financed through a loan from the Company which is secured by the above-mentioned shares. The balance of that loan was $2.2 million at June 30, 1999. The Company accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6 and, as such, approximately 53,367 shares had been earned by plan participants at December 31, 1998. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 2.3 million for the three months ended June 30, 1999 and 2.9 million shares for the three months ended June 30, 1998. During the three months ended June 30, 1999 and 1998, the Company declared and paid cash dividends in the amount of $.09 and $.07 per common share, respectively.

(4) INVESTMENTS
                              June 30, 1999      December 31, 1998
                              --------------     -----------------
                                   (Dollars in thousands)
                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $  7,152    $  7,240   $ 10,171  $ 10,450
ARM Mutual Fund             2,802       2,802      2,865     2,848
IMF Mutual Fund             7,175       6,986      5,267     5,259
FHLMC Stock                    35       2,088         35     2,320
                           ------      ------     ------    ------
        Total            $ 17,164    $ 19,116   $ 18,338  $ 20,877
                           ======      ======     ======    ======

(5) LOANS
                                        June 30,    December 31,
(Dollars in Thousands)                   1999           1998
                                      --------    -----------
Total Loans                           $ 66,221       $ 64,353
Allowance for Loan Losses                 (463)          (463)
Net Unearned Fees                            6              5
                                      --------       --------
TOTAL NET LOANS                       $ 65,764       $ 63,895
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 64,062       $ 61,918
Construction (1-4 family)                  231            740
Commercial Mortgages                     1,324          1,157
Other Mortgages                            261            201
Consumer (secured by deposits)             343            337
                                    ----------     ----------
TOTAL LOANS                           $ 66,221       $ 64,353
                                      ========       ========

Allowance for Loan Losses

(Dollars in Thousands)                 1999           1998
                                      -----          -----
Beginning Balance, March 31,          $ 463          $ 429
  Provision for Losses                    0             34
  Loans Charged Off                       0              0
                                      -----          -----
Ending Balance, June 30,              $ 463          $ 463
                                      =====          =====
(6) MORTGAGE-BACKED SECURITIES

                                       June 30,         December 31,
                                        1999               1998
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed Rate (1-4 family)  $ 11,318 $ 11,289  $ 13,159 $ 13,265
   FHLMC Fixed Rate (1-4 family)    1,637    1,655     2,310    2,328
   FNMA Fixed Rate (1-4 family)     6,002    5,971     7,589    7,616
                                   ------   ------    ------   ------
TOTAL MORTGAGE-BACKED SECURITIES $ 18,957 $ 18,915  $ 23,058 $ 23,209
                                   ======   ======    ======   ======

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

                                       June 30,         December 31,
                                        1999               1998
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   FNMA                          $ 16,951 $ 16,682  $ 18,987 $ 18,954
   FHLMC                            8,469    8,358    17,928   17,955
   Private Issue                   19,738   19,460     4,823    4,817
                                   ------   ------    ------   ------
TOTAL COLLATERALIZED MORTGAGE
  OBLIGATIONS                    $ 45,158 $ 44,500  $ 41,738 $ 41,726
                                   ======   ======    ======   ======


(8) INTEREST BEARING DEPOSITS

                                          June 30,     December 31,
                                           1999           1998
                                       ---------      -----------
                                         (Dollars in thousands)

     Passbook Savings                  $  20,611        $ 21,506
     Certificates of Deposits             39,632          39,593
                                         -------          ------
TOTAL INTEREST BEARING DEPOSITS        $  60,243        $ 61,099
                                         =======          ======


(9) FEDERAL HOME LOAN BANK ADVANCES

                                          June 30,     December 31,
                                           1999           1998
                                        ---------      -----------
                                          (Dollars in thousands)

 Amounts maturing within 1 year        $  12,743        $ 10,730
 Amounts maturing over 1 year             37,083          34,651
                                         -------          ------
TOTAL FEDERAL HOME LOAN BANK ADVANCES  $  49,826        $ 45,381
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

(11) RECOGNITION AND RETENTION PLAN

     On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP, or 4% of the common stock issued in the Conversion. By January 16, 1998, the Company had acquired in open market transactions a total of 137,500 shares of common stock for issuance under the RRP. During the quarter ended September 30, 1998, RRP participants agreed to extend the vesting period of shares of restricted stock issued under the RRP from five years to 10 years. The effect of this extension reduces the annual compensation expense to the Company associated with the RRP. The Company is accruing this expense commensurate with the expiration of the vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of June 30, 1999, 12,499 shares have distributed to participants of the plan.

(12) TREASURY STOCK

     On April 8, 1999, the Company completed it latest buyback by acquiring approximately 10% of shares outstanding for $3.7 million. This brings the total number of shares repurchased to 790,054 at an average price of $15.16 per common share, or an investment of $12.0 million. This represents approximately 23% of the original shares issued.

(13) OTHER EXPENSES

     Listed below are major recurring components comprising Other
Expenses.

                                           For the Three Months Ended
                                                    June 30,
                                            -----------------------
                                               1999          1998
                                               ----          ----
Office Supplies & Telephone                 $ 32,186     $ 37,432
Bank Shares and Franchise Tax                 87,138       95,572
Data Processing                               18,366       19,999
Advertising                                    9,739       32,070
Supervisory Fees                              19,544        9,693

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



     The following discussion compares the financial condition of GS Financial Corp. at June 30, 1999 to December 31, 1998 and the results of operations for the three months and six months ended June 30, 1999 and 1998.

CHANGES IN FINANCIAL CONDITION

     At June 30, 1999, the assets of the Company totaled $156.5 million, a decrease of $1.0 million, or less than 1%, from $157.5 million at December 31, 1998. The three months ended June 30, 1999 were characterized by continued steady growth of the Company's portfolio of mortgage loans and collateralized mortgage obligations which was funded by paydowns of various agency investments and mortgage-backed securities as well as additional advances from the Federal Home Loan Bank of Dallas (FHLB).

     Loans receivable increased by $1.9 million, or 3.0%, to $65.8 million at June 30, 1999 compared to $63.9 million at December 31, 1998. The increase came primarily in loans on 1-4 family residential dwellings.

     Collateralized mortgage obligations increased $2.8 million, or 6.7%, to $44.5 million at June 30, 1999 compared to $41.7 million at December 31, 1998. The Company has continued its program of wholesale growth through leveraged investing. For that purpose, these first-tranche obligations offer yields ranging from 6.3% to 8.0% with durations ranging from three to five years.

     Mortgage-backed securities decreased $4.3 million, or 18.5%, to $18.9 million at June 30, 1999 compared to $23.2 million at December 31, 1998. This is due to the continued paydowns of these instruments and the Company's alternative strategy to invest in first-tranche collateralized mortgage obligations

     Investment securities decreased $1.8 million, or 8.6%, to $19.1 million at June 30, 1999 compared to $20.9 million at December
31, 1998. The Company has experienced several early calls on some of its Agency holdings so far this year.

     Interest bearing deposits decreased $.9 million, or 1.5% to $60.2 million at June 30, 1999 compared to $61.1 million at December 31, 1998.

     The Company's borrowings increased $4.4 million, or 9.7%, to $49.8 million at June 30, 1999 compared to $45.4 million at December 31, 1998. This was due to the continuation of the Company's leveraged investing program. The Company's borrowings consist of $39.8 million of fully amortizing advances from the Federal Home Loan Bank (FHLB) as well as $10.0 million in balloon obligations from the FHLB.

     Stockholders' equity decreased $4.2 million, to $44.3 million at June 30, 1999 compared to $48.5 million at December
31, 1998. The decrease was mainly due to the acquisition of $3.7 million of Treasury Stock in April, 1999. Net income of $.7 million, a decrease in comprehensive income of $.9 million, dividends paid of $.5 million and the net effects of the reduction of the ESOP debt totaling $.2 million accounted for other changes in stockholders' equity.

RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the three months ended
June 30, 1999 of $.3 million which was an increase of $.1 million compared to $.2 million for the three months ended June
30, 1998. This represents earnings of $.13 per common share for the three months ended June 30, 1999 compared to $.06 per common share for the three months ended June 30, 1998. The increase was due primarily to a reduction of the Company's other expenses by $.2 million from $1.0 million for the three months ended June 30, 1998 to $.8 million for the three months ended June 30, 1999.

     For the six months ended June 30 1999, and 1998 net income was $.7 million for both six-month periods. This represents earnings per common share of $.27 for the six months ended June 30, 1999 compared to $.23 for the six months ended June 30, 1998. It should be noted that net income for the six months ended June 30, 1998 included gains on sales of investments of $.25 million while net income for the six months ended June 30, 1999 included no material gain or loss on sales of investments.

INTEREST INCOME

     Total interest income increased $.2 million, or 8.7%, to $2.5 million for the three months ended June 30, 1999 compared to $2.3 million for the three months ended June 30, 1998. This was due primarily to increases in interest on collateralized mortgage obligations and mortgage loans, which was partially offset by decreases in interest income from investment securities and mortgage-backed securities.

     Interest on loans increased $.1 million, or 8.3%, to $1.3 million for the three months ended June 30, 1999 compared to $1.2 million for the three months ended June 30, 1998. This was due primarily to growth in the loan portfolio. The average balance of the loan portfolio for the three months ended June 30, 1999 was $65.3 million (net) compared to $58.8 million (net) for the three months ended June 30, 1998. The average annualized yield on loans for the three months ended June 30, 1999 and 1998 was 8.1%. Interest on loans for the six months ended June 30, 1999 was $2.6 million compared to $2.4 million for the six months ended June 30, 1998.

     Interest on mortgage-backed securities decreased $.1 million, or 25.0%, to $.3 million for the three months ended June 30, 1999 compared to $.4 million for the three months ended June 30, 1998. For the three months ended June 30, 1999 the average balance of mortgage-backed securities was $19.7 million; for the same period in 1998 the average balance was $26.7 million. The average annualized yield of mortgage-backed securities was 6.5% for the three months ended June 30, 1999 compared to 6.4% for the same period in 1998.

     Beginning in 1998 the Company utilized first-tranche Collateralized Mortgage Obligations or REMICs (Real Estate Mortgage Investment Conduits) as alternative, shorter-duration investments than mortgage loans or securities. To date in 1999 the Company has earned $.5 million in such interest on an average balance of $36.2 million yielding 6.1%. For the three months ended June 30, 1998 interest income on CMOs was $.2 million on an average balance of $12.5 million representing a yield of 5.7%. Most of these investments are part of the Company's wholesale growth strategy of leveraged investing. The second quarter 1999 saw a general slowing of the prepayments of the Company's mortgage derivative instruments which was tied to the general trend of rising interest rates.

     Interest income from investment securities decreased $.1 million or 25.0% to $.3 million for the three months ended June 30, 1999 compared to $.4 million for the three months ended June 30, 1998.
The results for the second quarter of 1998 reflected an annualized yield of 6.3% on an average balance of $27.1 million in investment securities while the second quarter 1999's annualized yield has been 6.2% on an average balance of $16.9 million.

     Other interest income consists mainly of interest income on overnight Federal Funds sold and interest bearing deposits in other financial institutions and remained substantially unchanged from the three months ended June 30, 1998 to the same period ended June 30, 1999 at $.06 million.

PROVISION FOR LOAN LOSSES

     The Company had no provision for loan loss for the quarter ended June 30, 1999 compared to $34,000 for the three months ended June
30, 1998. The general valuation allowance is reviewed quarterly and is based on each individual loan's performance as well as the estimated value of the underlying collateral. The Company employs the reserve method of accounting for its general and specific valuation allowances for loan losses.

INTEREST EXPENSE

     The Company's total interest expense increased $.3 million, or 33.3%, to $1.2 million for the three months ended June 30, 1999 compared to $.9 million for the three months ended June 30, 1998. The increase was due to an increase in interest expense of $.3 million on advances from the Federal Home Loan Bank in conjunction with the Company's wholesale growth strategy of leveraged investing. The Company's overall cost of funds increased from 4.7% (annualized) for the three months ended June 30, 1998 to 4.8% (annualized) for the same period in 1999. The increased cost of funds was due to the increase of Federal Home Loan Bank
Advances as a percentage of total interest bearing funds. The advances carry a higher cost than the Company's passbook savings and certificate of deposit accounts. Both the amount and cost of interest on interest-bearing deposits remained substantially constant for the three month periods at $.6 million, or 4.2%. The cost of the Company's advances from the Federal Home Loan Bank decreased from 5.9% (annualized) for the three months ended June 30, 1998, compared to 5.5% (annualized) for the three months ended June 30, 1999.

OTHER EXPENSES

     Other expenses for the three months ended June 30, 1999 were $.8 million compared to $1.0 million for the three months ended June 30, 1998. This represents a decrease of $.2 million, or 20.0%. The decrease was largely due to a reduction in compensation and employee benefits of $.1 million, or 16.7%, from $.6 million for the three months ended June 30, 1998 compared to $.5 million for the three months ended June 30, 1999. The reduction was due to the attrition of the Company's staff, the extension of the vesting period for shares of restricted stock issued under the RRP, and the reduction of the cost associated with the ESOP due to a reduction in the market value of the Company's stock. Further reductions in other expenses were attributable to bank acquisition costs charged off in the second quarter of 1998 of approximately $.05 million which is a non-recurring expense.

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

     The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments, and deposits in other financial institutions, as well as U.S. Government and Agency issued securities. As of June 30, 1999, the Company's liquidity stood at 61.5%, or $63.0 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk -based capital (8.0%). As of June 30, 1999, the Company's tangible and core capital amounted to $40.2 million, or 26.4% of adjusted total assets, while the Company's risk-based capital was $40.5 million, or 66.5% of total adjusted risk-weighted assets.

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

     The Company has focused its efforts on (1) its data processor, NCR Corp. of Dayton, Ohio, which provides on-line banking services through its data center in Irving, Texas; (2) the Company's personal computers ("PC's"), which serve both as terminals for processing customer transactions and accessing customer account information, and as computers for general business functions using word processing, spreadsheet, database, accounting and other software; (3) other hardware such as the Company's telephone, alarm and HVAC equipment, and (4) other software such as Fedline.

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

     As part of its Year 2000 planning, the Company has developed a business resumption continuity plan to be used in the event that a process fails after December 31, 1999, even though the process has been certified as Year 2000 compliant. Several tests of the procedures described in this plan have been held in 1999, and more will be held as the year progresses. The Company has also developed a Year 2000 Cash Plan to prepare for possible end-of-year customer withdrawals that are greater than historical year-end withdrawals.

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

                           GS FINANCIAL CORP.




DATE: August 12, 1999      BY:/s/ Donald C. Scott
                              -------------------
                              DONALD C. SCOTT, CHAIRMAN OF THE
                              BOARD, PRESIDENT AND
                              CHIEF EXECUTIVE OFFICER




DATE: August 12, 1999      BY:/s/ Glenn R. Bartels
                              --------------------
                              GLENN R. BARTELS
                              CONTROLLER



6