Form 10-Q
period 1999-09-30
GS FINANCIAL CORP
filed 1999-11-15
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended September 30, 1999

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

            x   Yes                           No

As of November 15, 1999, there were 2,648,446 shares of the Registrant's Common stock outstanding.













                         GS Financial Corp.

                              Form 10-Q

                 Three Months Ended September 30, 1999

                          Table of Contents

Part I - Financial Information

Item 1   Financial Statements

 Consolidated Balance Sheets  (as of September 30, 1999
 Unaudited and December 31, 1998 Audited)                           3

 Consolidated Statements of Operations (For the three
 and nine months ended September 30, 1999 and 1998 Unaudited)       4

 Consolidated Statements of Changes in Stockholders' Equity
 (For the nine months ended September 30, 1999 and 1998 Unaudited)  5

 Consolidated Statements of Cash Flows (For the nine months
 ended September 30, 1999 and 1998 Unaudited)                     6-7

 Notes to Consolidated Financial Statements                      7-12

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    12-18

Item 3   Quantitative and Qualitative Disclosures About
         Market Risk                                               18

Part II   Other Information                                        18

Item 1    Legal Proceedings                                        18

Item 2    Changes in Securities                                    19

Item 3    Defaults Upon Senior Securities                          19

Item 4    Submission of Matters to a Vote of Security Holders      19

Item 5    Other Information                                        19

Item 6    Exhibits and Reports on Form 8-K                         19





                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in Thousands)
                              (Unaudited)

                         September 30, 1999  December 31, 1998
                            --------------    -----------------
                             ASSETS

Cash and Due from Banks    $         348      $        171
Interest Bearing Deposits
  in Other Banks                   2,078               839
Federal Funds Sold                 1,085               800
Investment Securities             11,854            20,877
Loans (Net)                       68,205            63,895
Mortgage-Backed Securities        17,452            23,209
Collateralized Mortgage
  Obligations                     50,045            41,726
Accrued Interest Receivable          733               689
Premises & Equipment               2,550             2,620
Other Assets                       3,110             2,708
                             -----------        ----------
TOTAL ASSETS               $     157,460      $    157,534
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits  $      59,525      $     61,099
Non-Interest Bearing Dep.            813               695
FHLB Advances                     52,173            45,381
Other Liabilities                  1,108             1,850
                             -----------        ----------
TOTAL LIABILITIES                113,619           109,025

STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,958            33,844
Treasury Stock                   (11,978)           (8,324)
Accumulated Other
  Comprehensive Income                34             1,768
Unearned ESOP Shares              (1,997)           (2,208)
Unearned RRP Trust Stock          (2,193)           (2,193)
Other Stockholders' Equity        26,017            25,622
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        43,841            48,509
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $     157,460      $    157,534
                             ===========        ==========
                            GS Financial Corp.
                  Consolidated Statements of Operations
              (Dollars in Thousands, Except Per Share Data)
                               (Unaudited)
                           For the Three Months For the Nine Months
                            Ended September 30,  Ended September 30,
                                1999     1998      1999     1998
                          ----------------------------------------
INTEREST INCOME (from)
  Loans                       $ 1,335  $ 1,295   $ 3,942  $ 3,669
  Mortgage-Backed Securities      301      438       962    1,452
  Investment Securities           216      314       808    1,175
  Collateralized Mortgage
    Obligations                   802      370     1,928      602
  Other Interest Income            56       48       168      154
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,710    2,465     7,808    7,052
                                -----    -----     -----    -----
INTEREST EXPENSE (on)
  Deposits                        634      610     1,909    1,828
  FHLB Advances                   729      472     1,903    1,028
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE          1,363    1,082     3,812    2,856
                                -----    -----     -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,347    1,383     3,996    4,196
PROVISION FOR LOAN LOSSES           -        -         -       53
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,347    1,383     3,996    4,143
                                -----    -----     -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments        -      (33)      (17)     215
  Other Income                      5        5        11       17
                                -----    -----     -----    -----
TOTAL NON-INTEREST INCOME           5      (28)       (6)     232
OTHER EXPENSES
  Compensation and Benefits       505      397     1,524    1,690
  Net Occupancy Expense            77       70       217      213
  Other Expenses                  220      253       681      775
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES              802      720     2,422    2,678
                                -----    -----     -----    -----
INCOME BEFORE TAX EXPENSE         550      635     1,568    1,697
INCOME TAX EXPENSE                130      219       492      605
                                -----    -----     -----    -----
NET INCOME                      $ 420    $ 416    $1,076   $1,092
                                =====    =====     =====    =====
EARNINGS PER SHARE - PRIMARY    $ .18    $ .16     $ .45   $  .38
EARNINGS PER SHARE - DILUTED    $ .18    $ .16     $ .45   $  .38


                                  GS Financial Corp.
                Consolidated Statements of Changes in Stockholders' Equity
                   For The Nine Months Ended September 30, 1999, and 1998
                                (Dollars in Thousands)
                                     (Unaudited)
                                                                                                   Accumulated
                                   Additional                Unearned     Unearned                   Other             Total
                        Common      Paid-In      Treasury      ESOP       RRP Trust  Retained   Comprehensive      Stockholders'
                         Stock      Capital        Stock       Stock        Stock    Earnings        Income            Equity
BALANCE AT
  DECEMBER 31, 1997     $  34       $33,658   $       -      $ (2,516)   $ (2,076)  $ 25,089       $  1,858          $ 56,047

Net Income-9 months
  Ended 9/30/98             -             -           -             -           -      1,092              -             1,092


Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -           -             -           -          -           (217)             (217)

Purchase of Treasury Stock  -             -      (8,324)            -           -          -              -            (8,324)

Purchase of RRP Trust
  Stock                     -             -           -             -        (334)         -              -              (334)

Retirement of ESOP Debt     -           206           -           281           -          -              -               487

Cash Dividends Paid         -             -           -             -           -       (686)             -              (686)

BALANCE AT
  SEPTEMBER 30, 1998     $ 34     $  33,864     $(8,324)      $(2,235)    $(2,410)  $ 25,495       $  1,641          $ 48,065

BALANCE AT
  DECEMBER 31, 1998      $ 34     $  33,810     $(8,324)      $(2,208)    $(2,193)  $ 25,622       $  1,768          $ 48,509

Net Income-9 months
  Ended 9/30/99             -             -           -             -           -      1,076              -             1,076

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -           -             -           -          -         (1,734)           (1,734)

Purchase of Treasury Stock  -             -      (3,654)            -           -          -              -            (3,654)

Retirement of ESOP Debt     -           114           -           211           -          -              -               325

Cash Dividends  Paid        -             -           -             -           -       (681)             -              (681)

BALANCE AT
  SEPTEMBER 30, 1999    $  34      $ 33,924   $ (11,978)      $(1,997)    $(2,193)  $ 26,017         $   34         $  43,841

                           GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Nine Months Ended
                                                September 30,
                                          -----------------------
                                                1999         1998
                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $   1,076     $  1,092
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               83           94
       Premiums Amortized                        150          160
       Provision for Loan Losses                   -           53
       Loss on Sale of Loans                       5            -
       Loss on Disposal of Fixed Assets            3            -
       Net Loan Fees                              (1)          (2)
       ESOP Expense                              269          430
       (Gain)/Loss on Sale of Investments         12         (216)
   Decrease in Prepaid Income Tax                 47            -
   Changes in Deferred Income Tax                (31)         193
   Changes in Operating Assets and Liabilities:
  (Increase) in Accrued Interest Receivable      (44)        (141)
  (Increase) in Deferred Charges                 (21)         (69)
   Decrease in Accrued Income Tax                  -          (64)
   Increase in Other Liabilities                 151          563
  (Increase)/Decrease in Other Assets            (27)           9
                                               ------       -------
Net Cash Provided by Operating Activities      1,672        2,102

CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of ARM Mutual Fund                1,590        8,901
  Purchase of CMO's                          (25,884)     (34,248)
  Proceeds from Maturities of CMO's           16,133        7,461
  Proceeds from Maturities of Available-
    For-Sale Securities                        4,215        2,210
  Proceeds from Maturities of
     Mortgage-Backed Securities                5,354        8,722
  Purchases of Mortgage-Backed Securities          -       (5,764)
Purchase of IMF Mutual Fund (Net)            2,617       (3,683)
  Proceeds from Sales of Mortgage-
    Backed Securities                              -       12,646
  Net Loan Originations                       (4,264)      (8,622)
  Purchases of Premises and Equipment            (10)         (23)




                          GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Nine Months Ended
                                                September 30,
                                          -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES -Continued
                                               1999         1998
                                               ----         ----
  Dividend on ARM Fund                           (69)        (529)
  Dividend on IMF Fund                          (281)        ( 19)
  Purchase of FHLB Stock                        (275)        (539)
  Non-Cash Dividend - FHLB Stock                 (99)         (57)
                                           ----------      -------
Net Cash Used in Investing Activities          ( 973)     (13,544)
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits         (1,534)         354
  Purchases of Treasury Stock                 (3,654)      (8,324)
  Net Increase in
    Unapplied Loan Payments                        2            6
  Payment of Cash Stock Dividends               (681)        (687)
  Net Increase/(Decrease) in Advance
    Payments by Borrowers for Taxes
    and Insurance                                 76         (185)
  Purchase of Stock for Recognition &
    Retention Plan Trust                           -         (334)
  Net Increase in FHLB Advances                6,793       20,328
                                          ----------     ---------
Net Cash Provided by Financing Activities      1,002       11,158
                                          ----------     ---------
NET CASH EQUIVALENTS                           1,701         (284)

CASH AND CASH EQUIVALENTS - January 1,         1,810        2,612
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - September 30,$     3,511 $      2,328
                                          ==========    =========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General

     GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association"). The Company completed its initial public offering on April 1, 1997. The Company offers financial products and services including originating mortgage loans as well as deposit products such as certificates of deposit, passbook savings and checking accounts. The Company also invests in various investments such as U.S. Treasury and Agency bonds, institutional mutual funds and mortgage-backed securities. The Association has three branches in the Metropolitan New Orleans area.

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

     The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     In 1997 the Company established an Employee Stock Ownership Plan ("ESOP") in which all full-time salaried employees of the Association participate. At September 30, 1999, the ESOP owned approximately 221,713 shares of the Company's common stock with an outstanding debt obligation of $2.2 million which is secured by pledge of the unallocated shares held by the ESOP in favor of the Company. As the debt is repaid, shares are released from the pledge and allocated to plan participants. On a quarterly basis the Association makes contributions to the ESOP in amounts equal to the debt service less dividends received by the ESOP. Dividends received by the ESOP in 1998 and 1999 were used for debt service. The Company accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6. As a compensatory pension plan, the Association bears the cost of the ESOP as compensation expense based on principal and interest payments on the corresponding debt as well as the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 2.3 million for the three months ended September 30, 1999 and 2.7 million shares for the three months ended September 30, 1998. During the three months ended September 30, 1999 and 1998, the Company declared and paid cash dividends in the amount of $.09 and $.07 per common share, respectively.

(4) INVESTMENTS
                           September 30, 1999     December 31, 1998
                              --------------     -----------------
(Dollars in thousands)    Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $  5,937    $  5,998   $ 10,171  $ 10,450
IMF Mutual Fund             2,931       2,716      2,865     2,848
ARM Mutual Fund             1,343       1,268      5,267     5,259
FHLMC Stock                    35       1,872         35     2,320
                           ------      ------     ------    ------
        Total            $ 10,246    $ 11,854   $ 18,338  $ 20,877
                           ======      ======     ======    ======

(5) LOANS
                                    September 30,    December 31,
(Dollars in Thousands)                   1999           1998
                                      --------    -----------
Total Loans                           $ 68,617       $ 64,353
Allowance for Loan Losses                 (418)          (463)
Net Unearned Fees                            6              5
                                      --------       --------
TOTAL NET LOANS                       $ 68,205       $ 63,895
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 66,230       $ 61,918
Construction (1-4 family)                  377            740
Commercial Mortgages                     1,436          1,157
Other Mortgages                            255            201
Consumer (secured by deposits)             319            337
                                    ----------     ----------
TOTAL LOANS                           $ 68,617       $ 64,353
                                      ========       ========
Allowance for Loan Losses
(Dollars in Thousands)                 1999           1998
                                      -----          -----
Beginning Balance, June 30,           $ 463          $ 463
  Provision for Losses                    0              0
  Loans Charged Off                     (45)             0
                                      -----          -----
Ending Balance, September 30,         $ 418          $ 463
                                      =====          =====

(6) MORTGAGE-BACKED SECURITIES

                                    September 30,       December 31,
                                        1999               1998
                                       ---------      ------------
(Dollars in thousands)           Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed Rate (1-4 family)  $ 10,648 $ 10,537  $ 13,159 $ 13,265
   FHLMC Fixed Rate (1-4 family)    1,415    1,410     2,310    2,328
   FNMA Fixed Rate (1-4 family)     5,565    5,505     7,589    7,616
                                   ------   ------    ------   ------
TOTAL MORTGAGE-BACKED SECURITIES $ 17,628 $ 17,452  $ 23,058 $ 23,209
                                   ======   ======    ======   ======

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

                                   September 30,        December 31,
                                        1999               1998
                                       ---------      ------------
(Dollars in thousands)           Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   FNMA                          $  8,943 $  8,573  $ 18,987 $ 18,954
   FHLMC                           13,011   12,549    17,928   17,955
   Private Issue                   29,470   28,923     4,823    4,817
                                   ------   ------    ------   ------
TOTAL COLLATERALIZED MORTGAGE
  OBLIGATIONS                    $ 51,424 $ 50,045  $ 41,738 $ 41,726
                                   ======   ======    ======   ======

(8) INTEREST BEARING DEPOSITS

                                      September 30,    December 31,
                                           1999           1998
                                       ---------      -----------
(Dollars in thousands)
   Passbook Savings                    $  20,324        $ 21,506
   Certificates of Deposits               39,201          39,593
                                         -------          ------
TOTAL INTEREST BEARING DEPOSITS        $  59,525        $ 61,099
                                         =======          ======







(9) FEDERAL HOME LOAN BANK ADVANCES

                                      September 30,    December 31,
                                           1999           1998
                                        ---------      -----------
(Dollars in thousands)
 Amounts maturing within 1 year        $  14,994        $ 10,730
 Amounts maturing over 1 year             37,179          34,651
                                         -------          ------
TOTAL FEDERAL HOME LOAN BANK ADVANCES  $  52,173        $ 45,381
                                         =======          ======

(10) STOCK OPTION PLAN

     Under the 1997 Stock Option Plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options. To date, a total of 275,076 options have been awarded to directors with a five-year vesting period. The Company has followed all disclosure requirements set forth in SFAS 123, "Accounting for Stock-Based Compensation." As of September 30, 1999, no stock options have been exercised.

(11) RECOGNITION AND RETENTION PLAN

     On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to attract and retain personnel of experience and ability in key positions. Of the initial 137,540 shares of stock approved by stockholders for grant pursuant to the RRP, 125,028 shares have been awarded under the plan. During the quarter ended September 30, 1998, the Board of Directors requested and RRP participants agreed to extend the vesting period of shares of restricted stock issued under the RRP from five years to 10 years, the effect of which reduces the annual compensation expense of the RRP to the Company. The Company is accruing this expense commensurate with the 10 year vesting period based on the market value of the stock on the modification date ($12.50/share).
As of September 30, 1999, a total of 12,499 shares have been distributed to participants of the Plan.

(12) TREASURY STOCK

     Under its stock buyback program, the Company has repurchased
790,054 shares of its common stock at an aggregate cost of $12.0 million. The Company did not repurchase any of its common stock during the three months ended September 30, 1999.





(13) OTHER EXPENSES

     Listed below are major recurring components comprising Other
Expenses.

                                           For the Three Months Ended
                                                September 30,
                                            -----------------------
                                               1999          1998
                                               ----          ----
Office Supplies & Telephone                 $ 32,077     $ 38,782
Bank Shares and Franchise Tax                 88,772       95,723
Data Processing                               12,378       17,922
Advertising                                   25,994       16,387
Supervisory Fees                              16,374       18,630

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

     The following discussion compares the financial condition of GS Financial Corp. at September 30, 1999 to December 31, 1998 and the results of operations for the three months and nine months ended
September 30, 1999 and 1998.

CHANGES IN FINANCIAL CONDITION

     At September 30, 1999, the assets of the Company totaled $157.5 million which was unchanged from December 31, 1998. The nine months ended September 30, 1999 saw increases in mortgage loans and collateralized mortgage obligations and decreases in mortgage-backed securities and United States Treasury and Agency issued investments. The Company's liability mix saw a slight reduction in customer deposits with increases in advances from the Federal Home Loan Bank. The Company's equity was reduced mainly through the continuation of the Company's stock buyback program.

     Loans receivable increased by $4.3 million, or 6.7%, to $68.2 million at September 30, 1999 compared to $63.9 million at December 31, 1998. The increase came primarily in loans on 1-4 family residential dwellings.

     Collateralized mortgage obligations increased $8.3 million, or 19.9%, to $50.0 million at September 30, 1999 compared to $41.7 million at December 31, 1998. The Company has continued its program of wholesale growth through leveraged investing. For that purpose, these first-tranche obligations offer yields ranging from 6.3% to 8.0% with durations ranging from three to five years.

     Mortgage-backed securities decreased $5.7 million, or 24.6%, to $17.5 million at September 30, 1999 compared to $23.2 million at December 31, 1998. This is due to the continued paydowns of these instruments and the Company's alternative strategy to invest in first-tranche collateralized mortgage obligations

     Investment securities decreased $9.0 million, or 43.1%, to $11.9 million at September 30, 1999 compared to $20.9 million at December 31, 1998. The Company has experienced several early calls on some of its Agency holdings so far this year.

     Interest bearing deposits decreased $1.6 million, or 2.6% to $59.5 million at September 30, 1999 compared to $61.1 million at December 31, 1998.

     The Company's borrowings increased $6.8 million, or 15.0%, to $52.2 million at September 30, 1999 compared to $45.4 million at December 31, 1998. This was due to the continuation of the Company's leveraged investing program. At September 30, 1999, the Company's borrowings consisted of $42.2 million of fully amortizing advances from the Federal Home Loan Bank (FHLB) as well as $10.0 million in balloon obligations from the FHLB.

     Stockholders' equity decreased $4.7 million, to $43.8 million at September 30, 1999 compared to $48.5 million at December 31, 1998. The decrease was mainly due to the acquisition of $3.7 million of Treasury Stock in April, 1999. Net income of $1.1 million, a decrease in comprehensive income of $1.7 million, dividends paid of $.7 million, and the net effects of the reduction of the ESOP debt totaling $.3 million accounted for other changes in stockholders' equity.






RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the three months ended September 30, 1999 of $.4 million which was unchanged compared to the three months ended September 30, 1998. This represents earnings of $.18 per common share for the three months ended September 30, 1999 compared to $.16 per common share for the three months ended September 30, 1998. The $.02 per common share increase in earnings was due to a reduction in the average number of shares outstanding to
2.3 million shares for the three months ended September 30, 1999 compared to 2.7 million shares for the three months ended September 30, 1998.

     For the nine months ended September 30 1999, and 1998 net income was $1.1 million for both nine-month periods. This represents earnings per common share of $.45 for the nine months ended September 30, 1999 compared to $.38 for the nine months ended September 30, 1998. Average shares outstanding for the nine months ended September 30, 1999 were 2.4 million compared to 2.9 million for the nine months ended September 30, 1998.

INTEREST INCOME

     Total interest income increased $.2 million, or 8.0%, to $2.7 million for the three months ended September 30, 1999 compared to $2.5 million for the three months ended September 30, 1998. This was due primarily to increases in interest on collateralized mortgage obligations and mortgage loans, which was partially offset by decreases in interest income from investment securities and mortgage-backed securities.

     Interest on loans was unchanged at $1.3 million for the three months ended September 30, 1999 and 1998. The average balance of the loan portfolio for the three months ended September 30, 1999 was $66.3 million (net) compared to $62.2 million (net) for the three months ended September 30, 1998. The average annualized yield on loans for the three months ended September 30, 1999 was 8.1% compared to 8.3% for the three months ended September 30, 1998.
Interest on loans for the nine months ended September 30, 1999 was $3.9 million compared to $3.7 million for the nine months ended September 30, 1998.

     Interest on mortgage-backed securities decreased $.1 million, or 25.0%, to $.3 million for the three months ended September 30, 1999 compared to $.4 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the average balance of mortgage-backed securities was $19.6 million; while the average balance for the same period in 1998 was $30.3 million. The average annualized yield of mortgage-backed securities was 6.5% for the three months ended September 30, 1999 compared to 6.4% for the same period in 1998.

     Beginning in 1998, the Company utilized first-tranche Collateralized Mortgage Obligations or REMICs (Real Estate Mortgage Investment Conduits) as alternative, shorter-duration investments than mortgage loans or securities. For the three months ended September 30, 1999, the Company has earned $.8 million in such interest on an average balance of $49.1 million yielding 6.2%. For the three months ended September 30, 1998, interest income on CMOs was $.4 million on an average balance of $22.4 million representing a yield of 6.6%. Most of these investments are part of the Company's wholesale growth strategy of leveraged investing. The third quarter of 1999 saw a general slowing of the prepayments of the Company's mortgage derivative instruments which was tied to the general trend of rising interest rates.

     Interest income from investment securities decreased $.1 million or 33.3% to $.2 million for the three months ended September 30, 1999 compared to $.3 million for the three months ended September 30, 1998. The results for the third quarter of 1998 reflected an annualized yield of 6.0% on an average balance of $20.8 million in investment securities while the annualized yield for the third quarter of 1999 was 5.3% on an average balance of $16.5 million. The reduced yield of the investment securities was the result of the maturity of some of the higher yielding agency bonds and subsequent higher proportionate investment in institutional qualified thrift investment based mutual funds which are lower yielding.

     Other interest income consists mainly of interest income on overnight Federal Funds sold and interest bearing deposits in other financial institutions and remained substantially unchanged from the three months ended September 30, 1998 to the same period ended September 30, 1999 at $.05 million.

PROVISION FOR LOAN LOSSES

     The Company had no provision for loan loss for the quarter ended September 30, 1999 and 1998. During the three months ended September 30, 1999, the Company went from a system of specific and general valuation allowances to one allowance for loan loss ("ALL") classification. The ALL is reviewed quarterly and is based on each individual loan's performance as well as the estimated value of the underlying collateral. The Company employs the reserve method of accounting for its ALL.




INTEREST EXPENSE

     The Company's total interest expense increased $.3 million, or 27.3%, to $1.4 million for the three months ended September 30, 1999 compared to $1.1 million for the three months ended September 30, 1998. The increase was due almost entirely to an increase in interest expense on advances from the Federal Home Loan Bank in conjunction with the Company's wholesale growth strategy of leveraged investing. The Company's overall cost of funds was 4.9% (annualized) for the three months ended September 30, 1999 and 1998. Both the amount and cost of interest on interest-bearing deposits remained substantially constant for the three-month periods at $.6 million, or 4.2% for 1999 and 4.3 % for 1998. The cost of the Company's advances from the Federal Home Loan Bank decreased from 5.9% (annualized) for the three months ended September 30, 1998, to 5.7% (annualized) for the three months ended September 30, 1999.

NON-INTEREST INCOME

     The net income for the nine months ended September 30, 1998 included gains on sales of investments of $.25 million while net income for the nine months ended September 30, 1999 included no material gain or loss on sales of investments.

OTHER EXPENSES

     Other expenses for the three months ended September 30, 1999 were $.8 million compared to $.7 million for the three months ended September 30, 1998. This represents an increase of $.1 million, or 14.3%. The increase was largely due to an increase in compensation and employee benefits of $.1 million, or 25.0%, from $.4 million for the three months ended September 30, 1998 to $.5 million for the three months ended September 30, 1999. The third quarter of 1998 reflected credits due to the restructuring of the Recognition and Retention Plan.

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

     The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments, and deposits in other financial institutions, as well as U.S. Government and Agency issued securities. As of September 30, 1999, the Company's liquidity stood at 64.7%, or $67.5 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk -based capital (8.0%). As of September 30, 1999, the Company's tangible and core capital amounted to $40.7 million, or 26.4% of adjusted total assets, while the Company's risk-based capital was $41.1 million, or 73.1% of total adjusted risk-weighted assets.

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

     As part of its Year 2000 planning, the Company has developed a business resumption continuity plan to be used in the event that a process fails after December 31, 1999, even though all processes have been qualified as Year 2000 compliant. Several tests of the procedures described in this plan have been held in 1999, and more will be held as the year progresses. The Company has also developed a Year 2000 Cash Plan to prepare for possible end-of-year customer withdrawals that are greater than historical year-end withdrawals.

     The Company has tested extensively for potential Y2K problems and does not expect a "worst-case scenario" that would cause it to interrupt its normal banking services. However, the Company does recognize the possibility that a critical external supplier, such as telecommunications and/or utility service providers, could experience failures that would result in the loss of on-line access to customer information. In such an event, the Company would implement established manual posting procedures for loan payments and savings deposits and withdrawals, which is a more personnel-intensive and slower method. The diminution of certain banking activities may result while personnel are assigned to other duties to ensure the accuracy of manual entries. The loss of electricity may require the closure of one or more branches and/or restricted customer access thereto. A telecommunications and/or utility failure may also reduce the Company's ability to access funds through the Fedwire network and therefore limit the ability to fund both customer requests for withdrawals and outstanding loan commitments.

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

                           GS FINANCIAL CORP.




DATE: November 15, 1999      BY:/s/Donald C. Scott
                                ------------------
                                DONALD C. SCOTT, CHAIRMAN OF THE
                                BOARD, PRESIDENT AND
                                CHIEF EXECUTIVE OFFICER


DATE: November 15, 1999      BY:/s/Glenn R. Bartels
                                -------------------
                                GLENN R. BARTELS
                                CONTROLLER



20