Form 10-K
period 1999-12-31
GS FINANCIAL CORP
filed 2000-03-31
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1999

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




     As of March 23, 2000, there were 3,438,500 shares of the Registrant's common stock, par value $.01 per share, issued and outstanding, of which 2,648,446 are entitled to be voted. The aggregate market value of such stock, excluding the shares held by all directors, officers and affiliates of the Registrant, was $22.6 million at March 22, 2000 based on the per common share price at closing of $10.88 on that date. The information presented in this Form 10-K at December 31, 1999 and 1998, and for the twelve months ended December 31, 1999, 1998, and 1997 represent the financial condition and results of operations of GS Financial Corp. and its wholly-owned subsidiary, Guaranty Savings & Homestead Association.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the following documents which have been incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated into Part II, Items
5 through 8, and Part IV, Item 14.

(2)   Portions of the definitive proxy statement for the 2000
Annual Meeting of Shareholders to be filed within 120 days of the Registrant's fiscal year end are incorporated into Part III, Items 10 through 13.

PART I.

Item 1 BUSINESS
     In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     The Company's principal business is conducted through the Association. Guaranty Savings and Homestead Association was founded in New Orleans, Louisiana in 1937 as a mutual savings and loan association. The Association's unconsolidated assets at December 31, 1999 totaled $155.1 million and comprise 98.2% of the total consolidated assets of the Company.
The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association accepts deposits in the form of passbook savings, certificates of deposit, demand deposit accounts and individual retirement accounts. The Association also invests in short and long term liquid investments such as US Treasury and Agency securities, mortgage-backed securities, overnight Federal Funds, money market investments and qualified thrift grade mutual funds. The balance of the consolidated assets held by the Company includes $2.7 million in similar short and long term liquid investments.

Regulation

     The Company's primary regulator is the Office of Thrift Supervision ("OTS"). The OTS regulates all thrifts and thrift holding companies whose deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions ("OFI"). These two agencies currently examine the Company approximately every 18 months on an individual basis, relying on the examination report of the other agency on cycles, alternating when it is not their year to examine the Association. The nature of such examinations includes safety and soundness issues or compliance with applicable laws and regulations.

     As a public registrant the Company is also subject to the rules and regulations of the Securities and Exchange Commission
("SEC"). The Company also is subject to the rules of the NASDAQ
Stock Market.

     The Association has been a member of the Federal Home Loan Bank of Dallas ("FHLB") since 1937. The Federal Home Loan Bank System is comprised of 12 regional banks which serve thrifts and banks by offering investment opportunities and sources of funds.

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated (in thousands):

                      LOAN PORTFOLIO COMPOSITION
                                       December 31,
                         ----------------------------------------
                         1999     1998     1997     1996     1995
                         ----------------------------------------
First Mortgage Loans:
 One to Four
  Family Residential  $ 67,424 $ 61,562 $ 52,528 $ 42,660 $ 38,449
 FHA and VA                140      237      358      511      675
 Construction              646      740       99      298        -
 Commercial
  Real Estate            1,377    1,157      471      430      484
 Other                     446      201      123      145      146
                       --------  -------- --------- ------- ------
Total First
  Mortgage Loans        70,033   63,897   53,579   44,044   39,754

Consumer Loans:
 Second Mortgage            84      119      172      273      267
 Loans on Deposits         367      337      244      183      186
                       -------- -------- -------- -------- -------
                        70,484   64,353   53,995   44,500   40,207

Allowance for
  Loan Losses             (424)    (463)    (410)    (382)   (323)

Net Deferred Loan
  Origination Costs          6        5        3        7      (4)
                      --------- --------- -------- -------- ------
Net Loans             $ 70,066 $ 63,895 $ 53,588 $ 44,125 $ 39,888
                        ======   ======   ======   ======   ======

Loan Maturities. The following table sets forth certain information as of December 31, 1999 regarding the dollar amount of loans maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Loans on deposits have no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization;
rather, the balance of each loan outstanding at December 31, 1999 is shown in the appropriate year of the loan's final maturity.
The actual maturity of loans varies primarily on prepayments which, to a large extent, depend on market interest rates. In general, if prevailing market rates fall below those of the portfolio, prepayments accelerate. Conversely, if market interest rates increase above portfolio rates, early pay-offs tend to decrease.

    Loans receivable as of December 31, 1999 are scheduled to mature as follows (in thousands):

                         Amounts at December 31, 1999 Maturing
                                         Over
                        Under   One to  Five to  Over
                         One    Five     Ten     10
                         Year   Years    Years   Years     Total
                        ------ ------  -------   ------    -----

Loans Secured by 1-4 Family
  Residential:
Fixed Rate               $  75 $ 2,861 $ 9,023 $ 56,335  $ 68,294
Other Loans Secured by
  Real Estate:
Fixed Rate                  15     323     962      523     1,823
All Other Loans            367      -       -        -        367
                        ------   -----  ------  -------    ------
                        $  457 $ 3,184 $ 9,985 $ 56,858  $ 70,484
                        ====== =======  ====== ========  ========

Loan Origination Activity. The table below sets forth the Company's total loan origination and reduction experience during the periods indicated. Historically, the Company has not purchased or sold any loans.

                                  Year Ended December 31,
                          --------------------------------------
                            1999    1998    1997    1996    1995
                          --------------------------------------
Loan Originations (in thousands):
  1-4 family residential $13,082 $14,697 $14,806  $8,876  $6,400
  Construction             1,004   1,663     726     823      -
  Commercial real estate     306     526      75      69      -
  Consumer                   266     283     149      66     150
  Other Real Estate          263     732     165     235      -
                         -------  ------  ------  ------  ------
Total Loan Originations   14,921  17,901  15,921  10,069   6,550

Loan principal
    repayments            (8,790) (7,490) (6,425) (5,776) (6,727)

Increase (decrease)
  due to other items          72     (53)     -        3      36
                         -------  ------  ------ ------- -------
Net increase (decrease)
 in Loan Portfolio       $ 6,203 $10,358  $9,496  $4,296  $ (141)
                          ======  ======   =====   =====    =====

Real Estate Lending Standards and Underwriting Policies. The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and Management, which are consistent with safe and sound banking requirements. These standards and procedures are incorporated into the Company's Underwriting Standards and Lending Policy which are reviewed annually by the Board of Directors (the "Board"). The underwriting standards dictate the manner in which loan applications are accepted and processed. Such standards are written to comply with all applicable laws and regulations including but not limited to Truth-In-Lending (Regulation Z) and the Real Estate Settlement and Procedures Act ("RESPA"). These standards pertain to such issues as appraisal guidelines, disclosure requirements, credit criteria, complete applications, and title requirements. The Company requires appraisals from Board-approved state licensed and certified appraisers. The lending policy establishes the overall direction of the Company's lending activities within the community and forms the basis for setting underwriting standards which are designed to limit the Company's exposure to credit risk. Such factors include loan amount, debt to income ratios, collateral, and acceptable rates and terms.

     Briefly stated, the loan process consists of applicants meeting with loan personnel and providing pertinent documentation, including but not limited to, requested loan amount, property description, security offered as collateral, intended down payments and acceptable rate and term consistent with the Company's then current lending policy. Loan personnel order a credit report to check the applicant's credit history and an appraisal to verify the subject property's stated market value. When the loan application is complete, it is submitted to the Loan Committee for consideration. All applicants receive written notification of the Committee's decision to approve or deny the request. Approved loans are assigned to one of the Company's approved attorneys for closing. Actions of the Loan Committee are submitted to the Board of Directors for consideration and ratification on a monthly basis.

     Loan applications are accepted at all three of the Company's offices and forwarded to the Loan Committee which meets weekly.
The Company requires a title insurance policy on all real estate loans prior to closing.

     The Company's loan portfolio consists primarily of conventional fixed-rate mortgage loans on 1-4 family residential dwellings. The terms of these extend to 30 years. Currently, the minimum cash down payment is 20% of the lesser of purchase price or appraised value. The Company also makes loans on residential investment property, commercial real estate, condominiums and vacant ground. Terms and rates are commensurate with current market conditions and risk factors.

     The Company originates and funds construction loans which usually convert to permanent, fixed rate mortgage loans. During the construction period, the Company requires payment of interest only on the amount of principal disbursed.

     Loans are available to depositors of the Company secured by passbook savings or certificates of deposit at a rate two percentage points above the savings rate up to 90% of the face amount of a certificate of deposit or 90% of the current available balance of a passbook. The minimum amount on such loans is $1,000 and these loans are payable on demand subject to 30 days notice.

Asset Quality

General. The Company has adopted an asset classification policy which is designed to address substandard assets before collection becomes a problem, thus maintaining the quality of the Company's investment as an interest-earning asset. The policy also ensures the accurate reporting of the Company's assets from a valuation standpoint.

     All of the Company's loans and real estate owned are reviewed on a quarterly basis. Factors taken into consideration include the asset's payment history, the value of the underlying collateral as well as current economic conditions, particularly in the local real estate market. Assets displaying tendencies which might hinder full collection of principal are classified as substandard. Such tendencies include but are not limited to late payments on loans or deterioration of the underlying collateral. Assets classified as special mention are those not yet serious enough to merit the substandard classification but which do require additional attention from Management.

     The Company's Watch List, comprising substandard and special mention assets, is presented to the Board quarterly and ratified. The allowance for loan loss ("ALL") is calculated by assigning various percentages to assets on the watch list, particular types of mortgage loans, and the mortgage portfolio taken as a whole. The ALL is maintained at an overall percentage of the mortgage portfolio deemed appropriate by management considering conditions in the local real estate market, current economic circumstances and recent foreclosure or charge-off activity.

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

     Real estate acquired by the Company through foreclosure is classified as Real Estate Owned until such time as the property is sold. All such assets are booked at the lower of appraised value or cost which includes all principal, escrow overdrafts and attorney fees. All Real Estate Owned is considered substandard.

     Delinquent Loans and Non-Performing Assets. The following tables set forth the Company's delinquent loans and non-performing assets as of the dates indicated. Balances are indicative of the total principal balances of such loans rather than the actual principal past due based on the number of payments past due. At December 31 of the five years presented all of the Association's delinquent loans and non-performing assets were either 1-4 family residential dwellings or loans secured by 1-4 family residences.

                         DELINQUENT LOANS
                       (Dollars in thousands)

                          1999   1998   1997   1996   1995
                          ----   ----   ----   ----   ----
30-89 Days             $ 2,673 $ 2,171 $ 271  $ 175  $ 313
90+ Days                   100     266   166    253    206
                           ---    ----   ---    ---    ---
Total Delinquent Loans $ 2,773 $ 2,437 $ 437  $ 428  $ 519
                         =====    ====   ===    ===    ===

     During 1998, the Company changed its data processing parameters to include accounts exactly 30 days past due in the delinquent 30-89 day category. This is the primary reason for the marked increase in the amount of loans delinquent 30-89 days in 1999 and 1998 compared to past years. Under prior years' parameters, the amount of loans delinquent 30-89 days at December 31, 1999 and 1998 would have been $325,000 and $224,000 respectively.

                      Non-Performing Assets
                      (Dollars in thousands)

                              1999   1998   1997   1996   1995
                              ----   ----   ----   ----   ----
90+ Day Delinquent Loans     $ 100  $ 266  $ 166  $ 253  $ 206
Real Estate Owned               14     -      -      -      24
                               ---    ---    ---    ---    ---
Total Non-Performing Assets  $ 114  $ 266  $ 166  $ 253  $ 230
                               ===    ===    ===    ===    ===
Non-Performing Loans as
  a % of Total Loans          .14%   .42%   .31%   .57%   .51%

Non-Performing Assets as
  a % of Total Assets         .06%   .17%   .13%   .29%   .27%

     Classified Assets. The following table presents information pertaining to the Company's Watch List of classified as of the dates indicated. All substandard and special mention loans receivable were on 1-4 family residential mortgage loans.

                               POTENTIAL PROBLEM LOANS
                                    At December 31,
                       ----------------------------------------
                       1999     1998     1997     1996     1995
                       ----------------------------------------
                                (Dollars in thousands)
Substandard         $ 1,633  $ 1,970  $ 1,564  $ 1,781  $ 1,900
Special Mention         148      241      298      346      501
                      -----    -----    -----    -----    -----
         Total        1,781    2,211    1,862    2,127    2,401

Less Allowance for
 Loan Loss             (106)    (141)    (141)    (160)    (123)
                      -----    -----    -----    -----    -----
Net                 $ 1,675  $ 2,070  $ 1,721  $ 1,967  $ 2,278
                      =====    =====    =====    =====    =====

LOAN LOSS EXPERIENCE

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by Management based on a quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral. Management targets a certain percentage of the entire portfolio given the current economic conditions at which the ALL is deemed adequate. The Company employs the reserve method of accounting for its ALL. The following table sets forth the Company's loan loss experience for the years presented.

An analysis of the allowance for loan losses follows (dollars in thousands):

                                 Years Ended December 31,
                           ------------------------------------
                           1999    1998    1997    1996    1995
                           ----    ----    ----    ----    ----
Balance, Beginning
  of Year                 $ 463   $ 410   $ 382   $ 323   $ 345
Provision for Losses          6      53      28      59      12
Loans Charged-Off           (45)     -       -       -      (34)
Recoveries                   -       -       -       -        -
                            ---     ---     ---     ---     ---
Balance, End of Year      $ 424   $ 463   $ 410   $ 382   $ 323
                            ===     ===     ===     ===     ===
Allowance for Loan
 Losses as a % of
 Total Loans Receivable     .60%    .72%    .77%    .87%    .80%

Allowance for Loan
 Losses as a % of
 Non-Performing Loans    422.97% 174.01% 247.49% 151.17% 156.80%

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

     Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by their prospective issuers. Principal and interest payments of the underlying mortgage loans are passed through intermediaries including but not limited to the issuing agencies, or to investors such as GS Financial Corp. These securities in general offer slightly higher yields than United States Treasury obligations.

     The Company invests in mortgage-backed securities with terms varying from 5 to 30 years. These securities are subject to variations in cash flow and yield due to the prepayment rates of the underlying mortgage loans. All such mortgage-backed securities meet the requirements of qualified thrifts investments as later defined.

     On September 30, 1997 the Company reclassified all of its mortgage-backed securities as available-for-sale pursuant to SFAS 115. Management felt that this classification was more appropriate considering the magnitude of the Company's investment in these instruments and the liquidity available should other investment opportunities arise.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates indicated (in thousands):

MORTGAGE-BACKED SECURITIES

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1999        Cost       Gains        Losses      Value
                      --------------------------------------------
Available for Sale:
FNMA                  $  5,255    $     1       $   81    $  5,175
FHLMC                    1,328          3           34       1,297
GNMA                    10,160          -          357       9,803
                        ------        ---          ---      ------
                      $ 16,743    $     4       $  472    $ 16,275
                        ======        ===          ===      ======

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
                        ======        ===           ==      ======

The following table sets forth the maturities of the mortgage-backed security portfolio as of December 31, 1999 (in thousands):

MORTGAGE-BACKED SECURITIES
                                                         Weighted
                                  Amortized       Fair    Average
December 31, 1999                      Cost       Value    Rate
                                   --------    --------
Mortgage-Backed Securities
 Maturing:
  In One Year or Less              $    112   $     113   6.20%
  After One Year Through Five Years   1,411       1,405   6.55%
  After Five Years Through Ten Years  1,403       1,339   5.89%
  After Ten Years                    13,817      13,418   6.60%
                                     ------      ------
                                   $ 16,743   $  16,275
                                     ======      ======

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated (in thousands):

MORTGAGE-BACKED SECURITIES

                                    1999       1998       1997
                              --------------------------------
Mortgage-Backed Securities
   Balance at January 1,       $  23,058  $  41,648  $   7,520
   Purchases                          -       5,764     38,440
   Repayments                     (6,227)   (11,790)    (4,310)
   Sales (Net of Gains)               -     (12,388)        -
   Amortizations of Premiums
     /Discounts (Net)                (88)      (176)        (2)
                                  ------     ------      -----
   Balance at December 31,     $  16,743     23,058     41,648
                                  ======     ======      =====
   Weighted Average Yield          6.53%      6.34%      6.38%

Investment Securities

     GS Financial invests in United States Treasury and Agency issued obligations ranging in term from 3 months to 10 years. The investment policy of the Company is reviewed periodically by Management and ratified annually by the Board of Directors. At present, the investment policy of the Company strives to maintain a liquid, conservative portfolio of investments keeping in mind the cash flow and investment needs of the Company.

     The Company also invests its excess cash in two institutional funds whose principal underlying holdings are qualified thrift investments. One is an adjustable rate mortgage (ARM) fund while the other is an intermediate mortgage fund (IMF). Both of these funds are offered by the First Financial Trust, which is a co-operative institutional investment group comprised of members of America's Community Bankers. At December 31, 1999, 90.8% of the ARM Fund's assets were held in qualified thrift investments while 77.9% of the IMF's holdings were in qualified thrift investments. This strategy supplements the Company's prior investment in money market funds or overnight Federal funds. These two funds typically yield a higher rate of return than money-market and Federal funds while still providing excellent liquidity.

     Interest rates dictate many of the investment decisions and policies of the Company. It is the policy of the Company not to engage in speculative purchasing, selling or trading of investments. However, certain profits may be taken on the sale of investments. When interest rate spreads reach acceptable levels the Company may utilize leveraged purchasing of investment securities. Also, when anticipated earnings permit, certain portfolio adjustments may be made to enhance the overall portfolio yield even though losses may be recognized in doing so.

     The Company's investment portfolio is classified as available-for-sale in accordance with SFAS 115. Prior to 1997, the Company's investment portfolio was largely classified as held-to-maturity with approximately 5% to 10% of the portfolio being classified available-for-sale. That amount was determined by Management as necessary should any emergency liquidity demands arise. On September 30, 1996, the Company sold investments classified held-to-maturity, thus "tainting" the portfolio and forcing 100% of the portfolio to be classified as available-for-sale. Management felt this was in the best interest of the Company considering the then current interest rate environment, high loan demand, capital strength of the company and future investment avenues which might be pursued in light of the impending stock conversion.

INVESTMENT SECURITIES

     Securities available-for-sale consist of the following (in thousands):

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1999        Cost       Gains        Losses      Value
                      --------------------------------------------
U. S. Government
 and Federal Agencies  $  4,678    $    35      $   30    $  4,683
Adjustable Rate
 Mortgage Mutual Fund     1,390         -            9       1,381
Intermediate
 Mortgage Mutual Fund     2,972         -          247       2,725

FHLMC Common Stock           35      1,659          -        1,694
                         ------      -----         ---      ------
                       $  9,075    $ 1,694      $  286    $ 10,483
                         ======      =====         ===      ======

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
                         ======      =====         ===      ======

     The following table sets forth the amount of investment securities which mature during each of the periods indicated at December 31, 1999:

INVESTMENT SECURITIES

December 31, 1999
                                          Securities
                                       Available-for-Sale
                             Amortized          Fair       Wtd.
                                  Cost         Value    Avg. Rates
Amounts Maturing in:
   One Year or Less           $  4,997      $  6,407      5.62%
   After One Year
     Through Five Years          1,398         1,416      6.82%
   After Five Years
     Through Ten Years           2,680         2,660      7.30%
                                ------        ------
                              $  9,075      $ 10,483
                                ======        ======

COLLATERALIZED MORTGAGE OBLIGATIONS

Currently, the Company's investment in Collateralized Mortgage Obligations (CMO's) is limited to first-tranche Real Estate Mortgage Investment Conduits (REMIC's). A REMIC is a pass through investment created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities. The mulitiple classes within a REMIC are known as "tranches." The tranches are paid principal and/or interest based on an anticipated payment schedule outlined in the prospectus.

Currently, the Company's investment in REMIC's is limited to those issued by FNMA, FHLMC and "AAA" rated non-governmental issuers. These are defined to be within the 20% risk-weighted category for thrift institutions. The contractual maturity of a REMIC is defined by the latest maturity date of the underlying group of mortgage loans. In terms of actual cash flow, the term or duration of the REMIC's purchased by the Company varies from 2 to 4 years. The cash flow from these investments enhances the operating income of the Company.

  The following table sets forth the composition of the Company's portfolio of Collateralized Mortgage Obligations indicated (in thousands):

COLLATERALIZED MORTGAGE OBLIGATIONS

                                    Gross        Gross
                      Amortized   Unrealized   Unrealized    Fair
December 31, 1999        Cost       Gains        Losses      Value
                      --------------------------------------------
Available-for-Sale:
FNMA                  $  8,058    $     -       $  474    $  7,584
FHLMC                   17,347        167          690      16,824
Other                   28,493         15          836      27,672
                        ------        ---        -----      ------
                      $ 53,898    $   182       $2,000    $ 52,080
                        ======        ===        =====      ======

Sources of Funds

General. Deposits have always been the primary source of the Company's funds for lending and other investment purposes. The supply of retail deposits has decreased due to more investors putting their money in alternative investments. As a result the Company has utilized wholesale sources such as the FHLB which allows member institutions such as the Company to borrow money at discounted rates.

Deposits. The Company's deposits are attracted principally from within its market area. Many depositors are also mortgage loan customers. The Company offers passbook savings, demand deposit accounts and certificates of deposit. Terms for certificates vary from 3 months to 5 years while rates tend to increase with term.

     The following table shows the distribution of, and certain other information relating to the Company's deposits: Deposit account balances at December 31, 1999, 1998, and 1997 are summarized as follows (in thousands):

                                   Years Ending December 31,
                      -------------------------------------------
                               1999           1998           1997
                      -------------------------------------------
                               Wtd.           Wtd.           Wtd.
                               Avg.           Avg.           Avg.
                      Balance  Rate  Balance  Rate  Balance  Rate
Demand Deposit
  Accounts           $     44  N/A         -  N/A         -  N/A
Passbook Savings
  Accounts           $ 20,170  3.0% $ 21,512  3.0% $ 22,314  3.5%
Certificates of
  Deposit              39,002  5.0%   39,593  5.2%   34,508  5.2%
                       ------         ------         ------
                     $ 59,216       $ 61,105       $ 56,822
                       ======         ======         ======

     The following table sets forth the deposit cash flow of the Company during the periods indicated (in thousands):

                                          Year Ended December 31,
                                        --------------------------
                                         1999      1998      1997
                                        --------------------------
Increase (decrease) before
   Interest Credited                 $ (3,830) $  2,392  $ (6,642)
Interest Credited                       1,941     1,891     2,043
                                        -----     -----     -----
Net increase (decrease) in deposits  $ (1,889) $  4,283  $ (4,599)
                                       =======    =====    =======

     The Company prices its accounts to remain competitive with other financial institutions in its market area, while maintaining its traditional margins. Traditionally the Company has relied on its passbook savings accounts as a core deposit base. In line with such policies, the Company does not pay "jumbo" rates for deposits of $100,000 and over.

     The principal methods used by the Company to attract deposits include its emphasis on personal service, competitive interest rates and convenient office locations. The Company does not advertise for deposits outside of its primary market area. At December 31, 1999, the Company had no deposits that were obtained through deposit brokers.

     The following table presents the amount of certificates of deposit at December 31, 1999 which mature during the periods indicated (in thousands).

                                    Amount   Percent
                                    ------   -------
Certificate Accounts Maturing
  Under 12 months                 $ 30,270    77.61%
  12 months to 24 months             7,226    18.53
  24 months to 36 months             1,086     2.78
  36 months to 48 months               167      .43
  48 months to 60 months               253      .65
                                    ------    -----
Total Certificates                $ 39,002   100.00%
                                    ======   ======

     The following table sets forth the maturities of the Company's deposits of $100,000 or more at December 31, 1999 by time remaining to maturity (in thousands).

DEPOSITS $100,000 AND OVER
(in thousands)

Maturing in 3 months or less        $ 1,091
Maturing in 3 to 6 months                -
Maturing in 6 months to 1 year          102
Maturing in 1 to 2 years                304
                                      -----
Total Deposits $100,000 and over    $ 1,497
                                      =====

Borrowings. During 1999 the Company obtained advances from the FHLB as part of a leveraged investment program. The Company borrows the funds which are subsequently reinvested in mortgage-backed securities, collateralized mortgage obligations and other investments which earn over the interest charged on the advances. The advances consist of fully amortizing and balloon advances which mature between July, 2000 and June, 2008. A summary of the advances by maturity and interest rate are detailed as follows (in thousands):

                                         Weighted
    Maturing in the Year                  Average
    Ending December 31,        Amount       Rate
    -------------------        ------    ---------
         2000                  14,784       5.71%
         2001                  11,085       5.73%
         2002                  12,438       6.15%
         2003                   3,746       5.50%
         Thereafter            11,935       5.50%
                              -------
                             $ 53,988

     The maximum amount of advances outstanding at any month-end during 1999 was $56.5 million. The average balance outstanding during 1999 was $47.6 million. Prior to 1997 the Company had no material borrowings.

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

Employees

     The Association had 30 full-time employees at December 31,
1999. None of these employees are represented by a collective bargaining agreement. Guaranty Savings & Homestead
Association believes that it enjoys excellent relations with its personnel.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may impose on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, as discussed under "- The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution re-qualifies as a QTL within one year thereafter, it shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association - Qualified Thrift Lender Test."

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 25% of the institution's unimpaired capital and surplus).
Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, Guaranty Savings was in compliance with the above restrictions.

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

Financial Modernization. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grand-fathered unitary thrift holding company status through acquisition is not permitted.

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

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain tangible capital (1.5%), core capital (3.0%), and risk based capital (8.0%). Core capital includes generally recognized capital such as common stockholders' equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December

31, 1999 the Association had no goodwill or other intangible assets which are deducted in computing its tangible capital.

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

     At December 31, 1999, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 17.68%, 17.68% and 49.15% respectively.

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. As of December 31, 1999 Guaranty Savings and Homestead Association's liquidity was 64.1%, or $67.7 million in excess of the minimum required 4%.

Capital Distributions. Under OTS regulations, savings associations that would be well capitalized following a capital distribution are not subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. However, because the Association is a subsidiary of a savings and loan holding company, the Association is required to give the OTS at least 30 days notice prior to any capital distribution to the Company.

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

Qualified Thrift Lender Test. The Qualified Thrift Lender (QTL) Test measures the Association's level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments ("QTI's")are residential housing related assets. The Internal Revenue Service
(IRS) requires a savings institution to have at least 65% of its assets in "QTI's" to qualify for tax treatment as a building and loan association. At December 31, 1999, 74.63% of the Association's assets were invested in QTI's which was in excess of the percentage required to qualify the Association under the QTL test.

Year 2000. Having thoroughly tested its systems in preparation for the century date change, the Company was not expecting any problems as a result of the rollover to Year 2000. Nevertheless, the Company had a staff member on site each day of the New Year's weekend to test each of our mission-critical systems, and all systems passed the tests. On Monday, January 3, 2000, we opened our doors with our computer systems up and running and able to meet any customer request. We will continue to monitor our systems throughout the year to ensure total Year 2000 compliance.

Federal Home Loan Bank System. Guaranty Savings and Homestead Association is a member of the FHLB of Dallas. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of FHLB agency issued obligations. As a member, the Association is required to maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Dallas, whichever is greater. At December 31, 1999, Guaranty Savings and Homestead Association had $2.9 million in FHLB stock, which was in compliance with this requirement.

Federal Taxation

General. The Company and the Association are subject to the generally applicable corporate tax provisions of the Internal Revenue Code (the "Code"), and the Association is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of the Company and the Association and is not a comprehensive discussion of the tax rules applicable to the Company and the Association.

Year. The Company files a consolidated federal tax return on the basis of a calendar year ending on December 31.

Bad Debt Reserves. A small financial institution (one with an adjusted basis of assets of less than $500 million), such as the Association, is required in tax years beginning after 1995 to determine additions to its bad debt reserves under the experience method. Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of loans outstanding at the close of the same six years, or (b) the lower of (i) the balance of the reserve account at the close of the Association's "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     In 1996, the Association was required to change its method of computing its bad debt deduction from other methods previously allowable to the experience method. As a result of the change in law, the Association is required to include an amount into taxable income over a six-year period beginning in 1998. The amount required to be included in taxable income is the difference between its bad debt reserves at December 31, 1995, as determined under previously allowable bad debt methods, and the reserve allowable under the experience method at December 31, 1995. The amount to be included in the Association's taxable income over the six-year period beginning with 1998 is $145,346, or $24,224 per year.

     At December 31, 1998, the federal income tax reserves of the Association included $5.5 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institutions current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution, is an amount that, when reduced by the tax attributable to it, is equal to the amount of the distribution.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding fifteen taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1999, the Association had no NOL carry-forwards for federal income tax purposes.

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

Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

     The Association's federal income tax returns for the tax years ended December 31, 1996 forward are open under the statute of limitations and are subject to review by the IRS.

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

Franchise Tax

     The Company is also subject to the Louisiana franchise tax, which is imposed upon equity and certain borrowings (the franchise base) at a rate of $3 for every $1,000 of franchise base. Financial institution holding companies are allowed to reduce the franchise base to the extent of investments in and advances to subsidiary financial institutions.

Item 2.  PROPERTIES

     The following table sets forth certain information relating to the Company's offices at December 31, 1999. All properties are owned by the Company. All amounts are in thousands.

                                     Net
                                     Book           Total
Location                             Value        Deposits
--------                            -------       --------
3798 Veterans Blvd., Metairie       $1,800        $ 51,341
2111 N. Causeway Blvd., Mandeville     331             970
3915 Canal St., New Orleans            256           6,905
                                     -----          ------
                                    $2,387        $ 59,216
                                     =====          ======

Item 3.  LEGAL PROCEEDINGS

     The Company and the Association are not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders during the quarter ending December 31, 1999.

                               Part II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The information required herein, to the extent applicable, is incorporated by reference from page 2 of the Registrant's
1999 Annual Report to Stockholders ("Annual Report") which is
Exhibit 13 to this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

     The information required herein is incorporated by reference from pages 3 to 4 of the Registrant's Annual Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required herein is incorporated by reference from pages 4 to 11 of the Registrant's Annual Report.

Item 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The information required herein is incorporated by reference from pages 12 to 16 of the Registrant's Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required herein is incorporated by reference from pages 17 to 54 of the Registrant's Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                               Part III.

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from pages 2-5 of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement").

Item 11  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from pages 8-10 of the Registrant's Proxy Statement.

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

(1)       The following financial statements are incorporated by
            reference from Item 8 hereof (see Exhibit 13):
               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 1999
                 and 1998
               Consolidated Statements of Income for the Fiscal
                 Periods Ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Changes in Shareholders'
                 Equity for the Fiscal Periods Ended
                 December 31, 1999, 1998 and 1997
               Consolidated Statements of Cash Flows for the
                 Fiscal Periods Ended December 31, 1999, 1998
                 and 1997
               Notes to Consolidated Financial Statements

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

                           Exhibit Index

3.1*   Articles of Incorporation of GS Financial Corp.
3.2*   Bylaws of GS Financial Corp.
4.1*   Stock Certificate of GS Financial Corp.
10.1** GS Financial Corp. Stock Option Plan
10.2** GS Financial Corp. Recognition and Retention Plan and Trust
          Agreement for Employees and Non-Employee Directors. 10.3* Employment Agreement among GS Financial Corp. Guaranty
          Savings and Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*  Employment Agreement among GS Financial Corp. Guaranty
          Savings and Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0   1999 Annual Report to Stockholders
21.0 Subsidiaries of the Registrant - Reference is made to "Item 2" Business for the required information
27.0   Financial Data Schedule (Electronic Version Only)

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

                        GS FINANCIAL CORP.



March 18, 2000         By:     /s/ Donald C. Scott
                               -------------------
                               Donald C. Scott
                               Chairman of the Board, President
                               And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title
----                            -----



/s/ Donald C. Scott        Chairman of the Board, March 18, 2000
-------------------        President and Chief
Donald C. Scott            Executive Officer
                           (principal executive officer)



/s/ Bruce A. Scott         Executive Vice         March 18, 2000
------------------         President and Director
Bruce A. Scott



/s/ Glenn R. Bartels       Controller             March 18, 2000
--------------------       (principal financial
Glenn R. Bartels           and accounting officer)



/s/ J. Scott Key           Director               March 18, 2000
----------------
J. Scott Key

/s/ M.D. Paine, Jr.        Director               March 18, 2000
-------------------
M.D. Paine, Jr.



/s/ Victor Kirschman       Director               March 18, 2000
--------------------
Victor Kirschman



/s/ Bradford A. Glazer     Director               March 18, 2000
----------------------
Bradford A. Glazer



/s/ Stephen L. Cory        Director               March 18, 2000
-------------------
Stephen L. Cory



/s/ Albert J. Zahn, Jr.    Director               March 18, 2000
-----------------------
Albert J. Zahn, Jr.



/s/ Kenneth B. Caldcleugh  Director               March 18, 2000
-------------------------
Kenneth B. Caldcleugh

Exhibit 13

                  ANNUAL REPORT TO SHAREHOLDERS

TO OUR SHAREHOLDERS

As we review our third year performance as a publicly traded company, we can point to some notable achievements. The growth of approximately 10% in our mortgage loan portfolio (for the 4th. consecutive year) was a significant factor in the over 11% increase in interest income. Our ongoing efforts to reduce non-interest expense have been successful. Asset quality remains very strong; non-performing assets totaled $114,000 at year-end 1999.

Our business is truly customer service oriented. As a small community financial institution, we have the opportunity to expand relationships with existing customers and attract new business.
In 1999, we began offering checking accounts and, as an added convenience to our customers, we installed ATM machines at all of our locations with membership in national and regional networks. We will continue to explore new product lines and services.

During 1999 we purchased 299,000 shares of the outstanding common stock of the Company at an approximate cost of $3.7 million. We continue to strive for an expedient balance between our strong capital position and current levels of market capitalization.

We look forward to the new millennium and the many opportunities it will offer. We thank the members of our Y2K committee and all of our employees for their time and effort in making the transition from 1999 to the year 2000 a tranquil one.

We believe that our business philosophy and family atmosphere will continue to appeal to our community and that our past successes will guide us in our strategies to enhance overall performance.

Thank you for your confidence in and continued support of our Company.

Sincerely,




/s/ Donald C. Scott
-------------------
Donald C. Scott
President and Chairman of the Board

The Company

     GS Financial Corp. (the "Company") is a thrift holding company which was organized and incorporated under the laws of the State of Louisiana on December 24, 1996. The Company's primary business is conducted through its wholly-owned subsidiary, Guaranty Savings & Homestead Association at its three locations in the metropolitan New Orleans area.

Market Information

     GS Financial Corp's common stock trades on The NASDAQ Stock Market under the symbol GSLA. The Company's stock traded in the range shown below. At December 31, 1999, the closing price was $12.25 per share and there were approximately 1,700 shareholders of record.

1999
QUARTER ENDING             HIGH         LOW     Cash Dividend
------------------        ------       ------      -------
March 31, 1999            13.380       10.875       $.07
June 30, 1999             10.750       10.580       $.09
September 30, 1999        11.500       10.630       $.09
December 31, 1999         12.880       10.000       $.09

1998
QUARTER ENDING             HIGH         LOW     Cash Dividend
------------------        ------       ------      -------
March 31, 1998            20.880       18.500       $.07
June 30, 1998             20.500       16.130       $.07
September 30, 1998        17.250       12.000       $.07
December 31, 1998         13.880       10.380       $.07

Notice of Annual Meeting

     The Annual Meeting of Shareholders of GS Financial Corp. will be held at the offices of Guaranty Savings & Homestead
Association, 3798 Veterans Blvd., Metairie, Louisiana on Tuesday,
April 25, 2000 at 10:00 a.m. CST.

Shareholder Services

     Shareholders desiring to change the name, address or ownership of stock, to report lost certificates, or to consolidate accounts should contact our transfer agent:

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
1-800-368-5948

Investor Relations

     Shareholders and others seeking financial information or copies of the Company's financial information should contact:

Amy Mashburn, Compliance Officer or, Glenn R. Bartels, Controller
GS Financial Corp.
3798 Veterans Blvd.
Metairie, LA 70002
(504) 457-6220

              SELECTED CONSOLIDATED FINANCIAL DATA
                     December 1995 - 1999

The following selected consolidated financial and other data of the Company does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed financial information, including the Consolidated Financial Statements of the Company and Notes thereto, contained elsewhere herein.

                                        At December 31,
                              1999    1998    1997    1996    1995
SELECTED FINANCIAL CONDITION
  Total Assets             157,982 157,534 131,396  87,550  86,040
  Cash and Cash Equivalents  2,504   1,810   2,612   7,591   2,355
  Loans Receivable, Net     70,066  63,895  53,588  44,125  39,888
  Investment Securities     10,483  20,877  27,974  23,566  33,360
  Mortgage-Backed
   Securities               16,275  23,209  42,721   7,520   6,367
  Collateralized Mortgage
   Obligations              52,080  41,726      -       -       -
  Deposit Accounts          59,216  61,105  56,822  61,721  60,945
  Borrowings                53,988  45,381  16,157      -       -
  Equity                    43,548  48,509  56,047  24,779  23,946

SELECTED OPERATING DATA:
  Interest Income           10,658   9,585   8,347   6,155   6,298
  Interest Expense           5,221   4,087   3,014   2,669   2,653
  Net Interest Income        5,437   5,498   5,333   3,486   3,645
  Provision for Loan Losses      6      53      28      59      12
  Net Interest Income after
   Provision for Loan Losses 5,431   5,445   5,305   3,427   3,633
  Non-Interest Income           (5)    233      73     (74)      8
  Non-Interest Expense      (3,301) (3,453) (2,708) (2,747)(2,289)
  Net Income before Taxes    2,125   2,225   2,670     606   1,352
  Income Tax expense           750     870   1,000     201     480
  Net Income                 1,375   1,355   1,670     405     872
  Net Income Per Share-Basic
                            $  .58 $  0.49 $  0.53     n/a     n/a

  Net Income Per Share-Diluted
                            $  .58 $  0.49 $  0.53     n/a     n/a
  Dividends Declared Per
    Share                   $  .34 $  0.28 $  0.14     n/a     n/a

OTHER DATA:
Profitability
  Average Yield on
    Interest-Earning Assets   7.09   7.16    7.21    7.57    7.57
  Average Rate on Interest-
    Bearing Liabilities       4.85   4.76    4.60    4.43    4.25
  Average Interest
    Rate Spread               2.24   2.40    2.61    3.14    3.32
  Net Interest Margin         3.62   4.11    4.60    4.29    4.38
  Interest-Earning Assets
   as a % of Interest
   Bearing Liabilities      139.62 156.04  176.66  134.92  133.39
  Net Interest Income
   after Provision for
   Loan Loss as a % of
   Non Interest Expense     164.51 157.68  195.90  124.75  158.72
  Non Interest Expense as
    a % of Average Assets     2.12   2.47    2.23    3.19    2.62
  Return on Average Assets    0.88   0.97    1.38    0.47    1.00
  Return on Average Equity    3.16   2.62    3.19    1.65    3.70

CAPITAL RATIO'S:
  Average Equity as a %
    of Total Assets          27.92  37.03   40.76   28.30   26.99
  Tangible Capital Ratio     17.68  27.62   32.61   27.72   27.35
  Core Capital Ratio         17.68  27.62   32.61   27.72   27.35
  Risk-Based Capital Ratio   49.15  72.60   79.41   79.19   93.60

ASSET QUALITY RATIO'S:
  Non Performing Loans as
    a % of Total Loans         .14   0.42    0.31    0.57    0.51
  Non Performing Assets as
    a % of Total Assets        .06   0.17    0.13    0.29    0.27
  Allowance for Loan Losses
    as a % of Total Loans
    Receivable                 .60   0.72    0.77    0.87    0.80
  Allowance for Loan Losses
    as a % of Non-
    Performing Loans        422.97 174.01  247.49  151.17  156.80

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of GS Financial Corp. (the "Company") and its subsidiary for the years ended December 31, 1997 through 1999 is designed to assist readers in their understanding of the Company. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. The major factors that could cause or contribute to such differences include but are not limited to changes in the local economy as well as national interest rates. Other forward-looking statements are made concerning the amount of and adequacy of the allowance for loan losses and the potential impact of the effect of the year 2000 on the Company's management information system.

               COMPARISON OF FINANCIAL CONDITION

ASSETS

General - Total assets of the Company increased by $.5 million from $157.5 million at December 31, 1998, to $158.0 million at December 31, 1999. The increase was primarily due to $10.4 million in additional collateralized mortgage obligations and a $6.2 million increase in loans receivable. The increase was funded primarily advances from the Federal Home Loan Bank.

Cash and Cash Equivalents - Cash and cash equivalents, consisting of interest and non-interest bearing deposits increased $.7 million, or 39%, from $1.8 million at December 31, 1998, to $2.5 million at December 31, 1999. Cash and cash equivalents are utilized in the daily operations of the Company. As much cash as possible is invested in short term investments which yield higher returns than overnight Federal Funds or other interest-earning deposits.

Loans Receivable, Net - Loans receivable, net, increased by $6.2 million, or 10%, from $63.9 million at December 31, 1998, to $70.1 million at December 31, 1999. The increase consisted primarily of a $5.8 million increase in loans on 1-4 family dwellings, from $61.6 million in 1998 to $67.4 million in 1999.

Investment Securities - Investment securities decreased $10.4 million, or 50%, from $20.9 million at December 31, 1998, to $10.5 million at December 31, 1999. The Company's investment securities consist of United States Treasury and Agency issues, short term mutual funds consisting primarily of qualified thrift investments and Federal Home Loan Mortgage Corporation (FHLMC) common stock.

Mortgage-Backed Securities - Mortgage-backed securities decreased $6.9 million, or 30%, from $23.2 million at December 31, 1998, to $16.3 million at December 31, 1999. In 1998 the Company sold $12.4 million in mortgage-backed securities which netted a realized gain of $.2 million. At December 31, 1999 and 1998, all of the Company's mortgage-backed securities were FHLMC, FNMA, or GNMA issued instruments. FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal Government.

Collateralized Mortgage Obligations - Collateralized Mortgage Obligations (CMO's) are multiple class mortgage-backed securities whereby an underlying pool of mortgages held by the issuer serves as collateral for the debt. Principal and interest payments from the pool of mortgages are used to retire the CMO's. Currently, the Company's investment in CMO's is limited to first-tranche Real Estate Mortgage Investment Conduits (REMIC's) which pay principal and interest monthly. The Company has REMIC's issued by FNMA, FHLMC and "AAA" rated non-governmental agencies. The Company has found these instruments to be ideal for its wholesale growth strategy due to their rapid repayment and attractive yields. The expected life of these REMIC's varies from 2 to 4 years. Most of the Company's investment in CMO's were funded by advances from the Federal Home Loan Bank. During 1999, the Company's investment in CMO's increased $10.4 million, or 25%, from $41.7 million at December 31, 1998, to $52.1 million at December 31, 1999.

LIABILITIES AND STOCKHOLDERS' EQUITY

General - The Company's deposits, borrowings and equity represent sources of funds.

Deposits - The Company's deposits decreased $1.9 million, or 3%, from $61.1 million at December 31, 1998, to $59.2 million at December 31, 1999. The change was due to the net result of a $.6 million decrease in certificates of deposit and a $1.3 million decrease in passbook savings accounts.

Borrowings - The Company's borrowings increased $8.6 million, or 19%, from $45.4 million at December 31, 1998 to $54.0 million at December 31, 1999. The Company's borrowings consist of fully amortizing and balloon advances from the Federal Home Loan Bank of

Dallas which mature between 2000 and 2008. These borrowings represent the continuation of the Company's wholesale growth strategy of leveraged investing.

Stockholders' Equity - Stockholders' equity decreased $5.0 million, or 10%, from $48.5 million at December 31, 1998, to $43.5 million at December 31, 1999. The net decrease was due to the net effects of stock buybacks of $3.7 million, net income of $1.4 million, $.8 million in dividends paid, a reduction in accumulated other comprehensive income of $2.3 million along with other minor adjustments.

COMPARISON OF RESULTS OF OPERATIONS

General - The Company reported net income of $1.4 million, $1.4 million and $1.7 million for the years ended December 31, 1999, 1998 and 1997 respectively. The results for 1999 reflected a $1.1 million increase in interest income from 1998 along with a $1.1 million increase in interest expense and a decrease of $.1 million in non-interest expense. During 1998 the Company sold mortgage-backed securities which generated a $.2 million gain. The results for 1997 reflected the net influx of $30 million in capital raised in the Company's initial public offering (IPO).

Interest Income - Interest income increased $1.1 million, or 11%, from $9.6 million for 1998 compared to $10.7 million in 1999. Overall results for 1999 reflected a yield of 7.09% on average earning assets of $150.3 million compared to average earning assets of $133.9 million in 1998 yielding 7.16%. Interest on CMO's increased $1.8 million, or 164%, in 1999 to $2.9 million compared to $1.1 million in 1998. Interest on loans increased for the fourth consecutive year. Interest on loans increased to $5.3 million in 1999, up from $4.9 million in 1998. This increase of $.4 million represented growth of 8%.

     The yield on loans receivable decreased from 8.25% in 1998 to 7.99% in 1999. This, however, was offset by an increase in the average balance of net loans receivable of $7.3 million from 1998
to 1999.   In 1999, loss of interest income on loans due to lower
yields amounted to $.1 million while the gain in interest income from higher balances was $.5 million.

     Interest income on investment securities decreased $.5 million, or 33%, from $1.5 million in 1998 to $1.0 million in 1999. The yield on investment securities went down from 7.34% in 1998 to 6.30% in 1999. The reduction in yield was due to the fact that the Company's investment in mortgage-based mutual funds increased proportionately to the Company's portfolio of U.S. Treasury and Agency securities. The Company's portfolio of U.S. Treasury and Agency securities yielded approximately 7.25% due to the fact that it consists primarily of securities purchased at least two years ago when interest rates were significantly higher than they are today. The Company's mortgage-based mutual funds typically yield between 5.5% and 6.0% and act as a short-term investment for the Company. The average balance of investments decreased $5.0 million, or 25%, from 1998 to 1999. The decrease in balance was due to the Company's redemption of some of its holdings in short-term liquid mutual funds and subsequent redeployment to CMO's and mortgage loans.

     Interest on Mortgage-backed securities decreased $.5 million from $1.8 million in 1998 to $1.3 million in 1999. This represents a decrease of 28%. While the yield increased in 1999 to 6.53%, compared to 6.34% in 1998, the average balance decreased $9.8 million from $28.9 million in 1998 to $19.1 million in 1999, accounting for the decrease in income.

    The $1.8 million increase in interest on CMO's was primarily due to the increase in average balance from $17.7 million compared to $44.5 million in 1999. Yields on CMO's increased from 6.33% in 1998 to 6.44% in 1999.

     Interest income from other interest earning assets remained relatively unchanged at $.2 million. Interest income from other interest earning assets consists of dividends from Federal Home Loan Bank stock, interest on Fed funds and interest-bearing deposits in other financial institutions.

Interest Expense - Interest expense increased $1.1 million, or 27%, from $4.1 million in 1998, compared to $5.2 million in 1999. Interest on FHLB advances increased $1.1 million to $2.7 million in 1999 compared to $1.6 million in 1998. The increase was due to the continuation of the Company's wholesale growth program whereby FHLB advances are utilized to fund various investments. The cost of the Company's FHLB advances were 5.62% in 1999 compared to 5.80% in 1998. The reduction in cost was offset by an increase in the average balance of $19.7 million, or 71%, from $27.9 million in 1998 compared to $47.6 million in 1999. Interest expense on the Company's retail deposits was unchanged from 1998 to 1999 at $2.5 million. The cost of passbook savings deposits was unchanged while the cost of certificates of deposit decreased to 4.88% in 1999 from 5.03% in 1998.

Provision for Loan Losses -The Company had a negligible provision for loan loss in 1999 compared to $.05 million and $.03 million for the years ending December 31, 1998 and 1997. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on a quarterly review which is reflective of each individual loan's performance and condition of the underlying collateral.

Management targets a certain percentage of the entire mortgage portfolio given the current economic conditions at which the allowance for loan loss is deemed adequate. The Company employs the reserve method of accounting for its allowances for loan losses. For the twelve months ended December 31, 1999, 1998 and 1997 the above-mentioned provisions were necessary to bring the allowance for loan loss in line with management's targets mainly due to growth in the mortgage portfolio.

     The allowance for loan losses may be adversely affected by loans charged off. For the three years ended December 31, 1999, 1998 and 1997 the Company had charge-offs of $.05 million, $0 and $0. This low level of charge-offs could continue as long as the local economy remains strong with unemployment low. Due to the Company's policy of requiring cash equity for all mortgage loans, the Company does not anticipate any material adverse effect on its results of operations in the event of a downturn in the local economy.

Average Balances, Net Interest Income, and Yields Earned and Rates
Paid

     The following table represents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes.

                                            For the Years Ended December 31,
                            ----------------------------------------------------------------
                                    1999                   1998                  1997
                            ----------------------------------------------------------------
                              Avg.         Avg.    Avg.           Avg.     Avg.         Avg.
                              Bal.   Int.  Rate    Bal.     Int.  Rate     Bal.   Int.  Rate
                            ------  -----  -----  ------   -----  -----  ------  -----  -----
Interest Earning Assets
  Loans Receivable          66,773  5,334  7.99%  59,511   4,912  8.25%  46,773  4,085  8.73%
  Mortgage-Backed
    Securities              19,174  1,253  6.53%  28,918   1,833  6.34%  28,854  1,841  6.38%
  Investment Securities     15,427    972  6.30%  20,423   1,499  7.34%  25,972  1,724  6.64%
  Collateralized Mortgage
    Obligations             44,480  2,863  6.44%  17,662   1,118  6.33%
  Other Interest
    Earning Assets           4,495    236  5.25%   7,363     223  3.03%  14,251    697  4.89%
                          --------  -----        -------   -----       --------  -----
  Total Interest
    Earning Assets         150,349 10,658  7.09% 133,877   9,585  7.16% 115,850  8,347  7.21%
  Non Interest Earning
    Assets                   5,277                 5,894                  5,592
                           -------                ------                 ------
  Total Assets             155,626               139,771                121,442

Interest Bearing Liabilities
  Passbooks Deposits        20,633    621  3.01%  22,284     680  3.05%  23,735    854  3.60%
  Certificates of Deposit   39,456  1,926  4.88%  35,636   1,791  5.03%  34,397  1,721  5.00%
  Borrowings                47,592  2,674  5.62%  27,879   1,616  5.80%   7,445    439  5.90%
                            ------  -----         ------   -----         ------  -----
  Total Interest Bearing
    Liabilities            107,681  5,221  4.85%  85,799   4,087  4.76%  65,577  3,014  4.60%
  Non Interest Bearing
    Liabilities              4,499                 4,932                  3,457
                           -------                ------                 ------
  Total Liabilities        112,180                90,731                 69,034

  Retained Earnings         43,446                49,040                 52,408
                           -------               -------               --------

Total Liabilities and
  Retained Earnings        155,626               139,771                121,442

Net Interest
  Earning Assets            42,668                48,078                 50,273
Net Interest Income                5,437                  5,498                 5,333
Net Interest Spread                        2.24%                 2.40%                  2.61%
Net Interest Margin                        3.62%                 4.11%                  4.60%

RATE/VOLUME ANALYSIS

     The following table shows the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities affected interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate) and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                 RATE/VOLUME ANALYSIS
                             For December 31, 1997 - 1999
                     --------------------------------------------
                     12/31/99 to 12/31/98    12/31/98 to 12/31/97
                     Rate    Volume  Total   Rate    Volume  Total
Interest Income
  Loans              (124)    546     422    (247)  1,074     827
  MBS                 (46)   (534)   (580)     95    (103)     (8)
  Invest             (182)   (345)   (527)    145    (370)   (225)
  CMO's                19   1,726   1,745       -   1,118   1,118
  Other               123    (110)     13    (176)   (298)   (474)
                     ----   -----   -----     ----   ----    -----
Total                (210)  1,283   1,073    (184)  1,421   1,238

Interest Expense
  Passbook             (9)    (50)    (59)   (131)    (44)   (174)
  Certificates        (54)    189     135      10      60      70
  Borrowings           17   1,041   1,058     (25)  1,203   1,177
                      ----    ---     ---     ---    ----     ---
Total                 (46)  1,180   1,134    (145)  1,218   1,073

Increase/(Decrease)
 in Net Interest     (164)    103     (61)    (38)    202     165
 Income

Non-Interest Income - Non-interest income decreased $.2 million in 1999 to $0 for the current year compared to $ .2 million in the twelve months ended December 31, 1998. The one major contributing factor to this difference was the gain on sale of investments in 1998 of $.2 million compared to negligible losses and other income in 1999.

Other Expenses - Other expenses decreased $.2 million, or 6%, from $3.5 million for the twelve months ended December 31, 1998, compared to $3.3 million for the twelve months ended December 31, 1999. Compensation expense decreased $.1, million or 5%, to $2.0 million in 1999 compared to $2.1 million in 1998. This was due to a reduction in the Company's ESOP expense due to the decrease in market value of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its financial commitments and obligations on a timely basis. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company. Liquidity management involves the daily monitoring of cash on hand, non-interest bearing operating accounts, overnight Federal funds Sold, short-term investments and the Company's ability to convert these assets into cash without incurring a loss. Monthly pay-downs on mortgage loans, mortgage-backed securities and collateralized mortgage obligations are anticipated and channeled to either cash on hand, overnight Federal funds Sold or short-term investments in order to meet the Company's demands and maximize interest earned on these funds.

     The Company's primary sources of funds are interest bearing customer deposits, advances from the Federal Home Loan Bank and maturities of its existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company maintains competitive interest rates to maintain its core deposit of passbook savings and certificates of deposit. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more. Gradual increases in interest rates have slowed prepayments of many of the Company's assets during 1999. This has helped boost yields, particularly for mortgage loans, CMO's and mortgage-backed securities.

     The Company, through the Association, is required under Federal regulations to maintain certain levels of liquid investments. Qualifying investments include United States Treasury and Federal Agency securities and other similar instruments having maturities of five years or less. The level of such investments may not be less than 4% of the Associations average withdrawable obligations as defined by the OTS. As of December 31, 1999, the Association's liquidity stood at 64.10%, or $67.7 million, in excess of the minimum requirement.

     Guaranty Savings & Homestead Association, the Company's wholly-owned subsidiary, is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of December 31, 1999, the Association's tangible and core capital amounted to $27.6 million, or 17.7% of adjusted total assets, while the

Association's risk-based capital was $28.0 million, or 49.2% of total adjusted risk-weighted assets.

Year 2000

Having thoroughly tested its systems in preparation for the century date change, the Company was not expecting any problems as a result of the rollover to Year 2000. Nevertheless, the Company had a staff member on site each day of the New Year's weekend to test each of our mission-critical systems, and all systems passed the tests. On Monday, January 3, 2000, we opened our doors with our computer systems up and running and able to meet any customer request. We will continue to monitor our systems throughout the year to ensure total Year 2000 compliance.

MARKET RISK ANALYSIS - ASSET LIABILITY MANAGEMENT

Qualitative Risk Analysis. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either re-price or mature within a given period of time. The difference or the interest rate re-pricing "gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap with shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 1999, the ratio of the Association's cumulative one-year gap to total assets was a negative 4.9% and its ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year was 84.3%.

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

     The nature of thrifts such as Guaranty Savings & Homestead Association lend themselves to the creation of negative gaps over the short term since the Association is invested primarily in home mortgage loans varying in length usually from 15 to 25 years while its longest term interest-bearing liabilities are five-year certificates of deposit and two 9 year balloon FHLB advances. Therefore it is vital that the Association utilize its other investments to offset in the short-term (12-month) horizon the substantial negative re-pricing gap which arises from one to five years while at the same time maximizing net interest income. This is why the Association places much of its ready cash in short-term investments such as mortgage-based mutual funds through its primary broker, Shay Financial. These types of investments provide the benefit of overnight availability while producing yields approximately 50 basis points higher than overnight Federal Funds sold. The Association also places a high emphasis on cash flows in its portfolio of CMO REMIC's. The duration of the Association's CMO REMIC's varies from two to four years.

Quantitative Risk Analysis. Presented below, as of December 31, 1999 is an analysis of Guaranty Savings & Homestead Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to and may be more negatively impacted by rising rates than declining rates. This occurs principally because as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Association does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of the Association's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.

                                       Net Portfolio Value
                             -------------------------------------
Change (in Basis Points) in
        Interest Rates         $ Amount     $ Change      % Change
---------------------------   ----------   ----------    ---------
                                     (Dollars in Thousands)

            +300                17,666       -12,914         -42%
            +200                21,565        -9,015         -29%
            +100                25,852        -4,728         -15%
               0                30,580
            -100                36,376         5,796         +19%
            -200                42,764        12,184         +40%
            -300                49,822        19,242         +63%

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

     The table on the following pages summarizes the anticipated maturities or re-pricing of the Association's interest-earning assets and interest-bearing liabilities as of December 31, 1999, based on the information and assumptions set forth in the notes below.

SENSITIVITY ANALYSIS

The following table summarizes the anticipated maturities or re-pricing of the Association's interest-earning assets and interest-bearing liabilities as of December 31, 1999, based on the information and assumptions set forth in the notes below.

                                               More     More
                                               Than     Than
                                               One      Three
                             Within  Three to  Year to  Years    Over
                             Three   Twelve    Three    to Five  Five
(Dollars in Thousands)       Months  Months    Years    Years    Years   Total
Interest-Earning Assets
  Cash and Interest-
    Earning Deposits        $1,934  $   -    $    -    $   -    $   -   $ 1,934
  U.S. Government and
    Agency Securities (4)      300     300     1,098       -     2,980    4,678
  FHLMC & FHLB Stock         5,097      -         -        -        -     5,097
  Mortgage-Based
    Mutual Funds             4,066      -         -        -        -     4,066
  Mortgage Loans (2)            17      60       827    1,517   67,696   70,117
  Mortgage-Backed
    Securities (1)              -      112       408    1,003   13,449   14,972
  Collateralized Mortgage
    Obligations (1)          6,843  20,529    26,526       -        -    53,898
  Consumer Loans               367      -         -        -        -       367
                             -----  ------    ------    -----   ------   ------
TOTAL INTEREST-EARNING
  ASSETS                    18,624  21,001    28,859    2,520   84,125  155,129

Interest Bearing Liabilities
  Passbook Savings (3)       2,017      -         -        -    18,153   20,170
  Certificates of
    Deposit (2)              8,842  21,381     8,312      420       -    38,955
  FHLB Advances (2)          3,693  11,092    17,891    4,123   17,190   53,989
                            ------  ------    ------    -----   ------   ------
TOTAL INTEREST-BEARING
 LIABILITIES               $14,552 $32,473   $26,203   $4,543  $35,343 $113,114

Excess/(Deficiency) of
Interest-Earning Assets
Over Interest-Bearing
Liabilities                  4,072 (11,472)    2,656    2,023   48,782   42,015

Cumulative Excess/
(Deficiency) of Interest-
Earning Assets Over
Interest-Bearing
Liabilities                  4,072  (7,400)   (4,744)  (6,767)  42,015

Cumulative Excess/
(Deficiency) of Interest-
Earning Assets Over
Interest-Bearing
Liabilities as a Percent
of Total Assets               2.70% -4.91%    -3.15%   -4.49%   27.90%

Ratio of Interest-Earning
Assets to Interest-
Bearing Liabilities         127.98% 64.67%   110.14%   55.47%  238.02%

Ratio of Cumulative Interest-
Earning Assets to Interest-
Bearing Liabilities         127.98% 84.26%    93.52%   91.30%  137.14%

<F1>
(1) Based on average monthly payments for 1999
<F2>
(2) Based on contractual maturities
<F3>
(3) Based on 1999 average monthly withdrawals
<F4>
(4) Includes callable securities of $1.2 million

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

To The Board of Directors
GS Financial Corp. and Subsidiaries

Independent Auditor's Report

     We have audited the accompanying consolidated balance sheets of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                           /s/LaPorte, Sehrt, Romig and Hand
                           ---------------------------------
                           A Professional Accounting Corporation

January 13, 2000
Metairie, LA.

                             GS FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                  ASSETS

                                                  December 31,
                                               -----------------
                                                1999       1998
                                               -----------------
CASH AND CASH EQUIVALENTS
 Cash and Amounts Due from
   Depository Institutions                  $    145    $   171
 Interest-Bearing Deposits in Other Banks      1,759        839
 Federal Funds Sold                              600        800

   Total Cash and Cash Equivalents             2,504      1,810

Securities Available-for-Sale,
  at Fair Value                               10,483     20,877
Mortgage-Backed Securities
  Available-for-Sale, at Fair Value           16,275     23,209
Collateralized Mortgage Obligations
  Available-for-Sale, at Fair Value           52,080     41,726
Loans, Net                                    70,066     63,895
Accrued Interest Receivable                      750        689
Premises and Equipment, Net                    2,646      2,620
Real Estate Held-for-Investment                  213        216
Stock in Federal Home Loan Bank, at Cost       2,866      2,327
Prepaid Income Tax                                -          69
Deferred Charges                                  49         57
Other Assets                                      50         39
                                             -------     ------
   Total Assets                             $157,982   $157,534
                                             =======     ======













The accompanying notes are an integral part of these financial statements

                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 December 31,
                                             ------------------
                                             1999          1998
                                             ------------------
LIABILITIES

Deposits                                 $  59,216      $61,105
Advance Payments by Borrowers
  for Taxes and Insurance                      767          690
FHLB Advances                               53,988       45,381
Accrued Interest - FHLB Advances               261          211
Accrued Income Tax                              32           -
Deferred Income Tax                             17        1,192
Other Liabilities                              153          446
                                            ------       ------
   Total Liabilities                       114,434      109,025

STOCKHOLDERS' EQUITY

Preferred Stock - $.01 Par Value;
  5,000,000 Shares Authorized
  - 0 -  Shares Issued and Outstanding          -            -

Common Stock - $.01 Par Value;
  20,000,000 Shares Authorized
  3,438,500 Shares Issued and Outstanding       34           34

Additional Paid-in Capital                  33,822       33,810
Unearned ESOP Shares                        (1,927)      (2,208)
Unearned RRP Trust Stock                    (1,974)      (2,193)

Treasury Stock(790,054 Shares in 1999
  and 491,054 Shares in 1998)              (11,978)      (8,324)

Retained Earnings                           26,151       25,622
Accumulated Other Comprehensive Income        (580)       1,768
                                            ------       ------
   Total Stockholders' Equity               43,548       48,509
                                           -------       ------
   Total Liabilities and
     Stockholders' Equity                $ 157,982     $157,534
                                           =======       ======








The accompanying notes are an integral part of these financial statements

                             GS FINANCIAL  CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in Thousands)


                                        For The Years Ended
                                            December 31,
                               ----------------------------------
                                   1999         1998        1997
                               ----------------------------------
INTEREST INCOME
    Loans Receivable           $   5,334    $   4,912    $  4,085
    Investment Securities            972        1,499       1,724
    Mortgage-Backed Securities     1,253        1,833       1,841
    Collateralized Mortgage
      Obligations                  2,863        1,118          -
    Dividends on Federal Home
      Loan Bank Stock                139           88          47
    Other Interest Income             97          135         650
                                   -----        -----       -----
         Total Interest Income    10,658        9,585       8,347
                                   -----        -----       -----
INTEREST EXPENSE
    Deposits                       2,547        2,471       2,575
    Advances from Federal Home
      Loan Bank                    2,674        1,616         439
                                   -----        -----       -----
         Total Interest Expense    5,221        4,087       3,014
                                   -----        -----       -----
NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES      5,437        5,498       5,333

PROVISION FOR LOAN LOSSES              6           53          28
                                   -----        -----       -----
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES      5,431        5,445       5,305
                                   -----        -----       -----
NON-INTEREST INCOME
    Gain (Loss) on Sale of
      Investments                    (18)         208          53
    Other Income                      13           25          20
                                   -----        -----       -----
      Total Non-Interest Income       (5)         233          73





The accompanying notes are an integral part of these financial statements

                             GS FINANCIAL  CORP.
                CONSOLIDATED STATEMENTS OF INCOME (Continued)
                (Dollars in Thousands, except per share data)

                                        For The Years Ended
                                            December 31,
                               ----------------------------------
                                   1999         1998        1997
                               ----------------------------------

NON-INTEREST EXPENSES
 Compensation and Employee
   Benefits                        2,010        2,115       1,923
 Advertising                          69           78          33
 Office Supplies, Telephone
   and Postage                       119          126          91
 Net Occupancy Expense               293          291         308
 Legal Fees                           38           21          35
 Audit and Consulting Fees            41           86          53
 Supervisory Fees                     80           72          56
 Federal Insurance Premiums           35           35          38
 Data Processing Expense              82           77          65
 Real Estate Owned Expense - Net     (24)          (1)          8
 Ad Valorem Taxes                    450          376          -
 Other                               108          177          98
                                   -----        -----       -----
   Total Non-Interest Expenses     3,301        3,453       2,708
                                   -----        -----       -----
INCOME BEFORE INCOME TAX EXPENSE   2,125        2,225       2,670

INCOME TAX EXPENSE                   750          870       1,000
                                   -----        -----       -----
NET INCOME                       $ 1,375      $ 1,355     $ 1,670
                                   =====        =====       =====

EARNINGS PER SHARE - BASIC       $   .58      $   .49      $  .53

EARNINGS PER SHARE - DILUTED     $   .58      $   .49      $  .53










The accompanying notes are an integral part of these financial statements.

                        GS FINANCIAL  CORP.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (Dollars in Thousands)


                                        For The Years Ended
                                            December 31,
                               ----------------------------------
                                   1999         1998        1997
                               ----------------------------------

NET INCOME                     $   1,375    $   1,355    $  1,670

OTHER COMPREHENSIVE INCOME,
  NET OF TAX
    Unrealized Holding Gains
    (Losses) Arising During
    the Period                    (2,361)         (79)        901

    Reclassification Adjustment
    for (Gains) Losses Included
    In Net Income                     13          (11)         40

 Total Other Comprehensive Income (2,348)         (90)        941

COMPREHENSIVE INCOME           $    (973)   $   1,265    $  2,611




















The accompanying notes are an integral part of these financial statements.

                     GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 1999, 1998, and 1997
(Dollars in Thousands)
                                               Unearned                Accumulated
                             Addl           ---------------              Other        Total
                   Common  Paid-in Treasury ESOP  RRP Trust   Retained Comprehensive  Stockholders'
                   Stock   Capital  Stock   Shares  Stock     Earnings   Income       Equity

BALANCES AT
DECEMBER 31, 1996                                               23,862      917        24,779

Common Stock Issued
 in Conversion       34    33,530           (2,751)                                    30,813

Common Stock Released
 by ESOP Trust                128              235                                        363

Common Stock Acquired
 by RRP Trust                                        (2,076)                           (2,076)

Dividends Declared                                                (443)                  (443)

Net Income Year Ended
December 31, 1997                                                1,670                  1,670

Other Comprehensive
Income Net of Tax                                                           941           941

BALANCES AT         ----  -------  -----    ------   -------    ------     ----        ------
DECEMBER 31, 1997  $ 34  $ 33,658         $ (2,516) $ (2,076) $ 25,089  $ 1,858     $  56,047

Distribution of
 RRP Trust Stock               19                        217                              236

Common Stock Released
 by ESOP Trust                133              308                                        441

Common Stock Acquired
 By RRP Trust                                           (334)                            (334)

Purchase of Treasury Stock         (8,324)                                             (8,324)

Dividends Declared                                                (822)                  (822)

Net Income Year Ended
December 31, 1998                                                1,355                  1,355

Other Comprehensive
Income Net of Tax                                                            (90)         (90)

BALANCES AT         ------ ------  ------    -------    ------   ------    ------      -------
 DECEMBER 31, 1998  $ 34 $ 33,810 $(8,324) $ (2,208) $ (2,193) $ 25,622  $ 1,768    $  48,509

Distribution of
 RRP Trust Stock              (62)                        219                             157

Common Stock Released
 by ESOP Trust                 74               281                                       355

Purchase of Treasury Stock         (3,654)                                             (3,654)

Dividends Declared                                                (846)                  (846)

Net Income Year Ended
 December 31, 1999                                               1,375                  1,375

Other Comprehensive
Income Net of Tax                                                         (2,348)      (2,348)

BALANCES AT         ------ ------  ------    -------    ------   ------    ------      -------
 DECEMBER 31, 1999  $ 34 $ 33,822$(11,978) $ (1,927) $ (1,974) $ 26,151  $  (580)   $  43,548

                         GS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                            For the Years Ended
                                               December 31,
                                           1999     1998     1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                            $  1,375    1,355  $ 1,670
 Adjustments to Reconcile Net Income
  to Net Cash Provided by
  Operating Activities:
   Depreciation                             114      123      135
   Discounts Accretion Net
    of Premium Amortization                 136      158       (8)
   Provision for Losses                       6       53       28
   Loss on Sale of Loans                      -        -        5
   Loss on Disposal of Fixed Assets           3        -        -
   Net Loan Fees                             (1)      (2)       -
   Dividend on ARM Fund                     (86)    (587)    (280)
   Dividend on IMF Fund                    (322)     (98)       -
   ESOP Expense                             355      521      363
   RRP Expense                              156      103       92
   (Gain) Loss on Sale of Foreclosed
     Real Estate                            (23)       -        8
   (Gain) Loss on Sale of Investments        13     (208)     (53)
   (Increase) Decrease in Prepaid
     Income Taxes                            69      (69)     398
   Deferred Income Tax                       23       60      (22)
   Changes in Operating Assets
   and Liabilities:
    (Increase) in Accrued
      Interest Receivable                   (61)    (102)     (51)
    Decrease (Increase) in
      Deferred Charges                        8      (11)     (22)
    Increase (Decrease) in
      Accrued Income Tax                     32      (93)      92
    Increase (Decrease) in
      Other Liabilities                    (293)     328      (80)
    Increase in Accrued Interest
      on FHLB Advances                       50      128       83
    Decrease in Other Assets                  3       12      166
                                            ---     -----     ---
     Net Cash Provided by
     Operating Activities                 1,557    1,671    2,524

The accompanying notes are an integral part of these financial statements.

                        GS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Continued)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of CMO's                       (31,362) (51,302)      -
  Proceeds from Maturities of CMO's        19,175    9,589       -
  Purchase of Available-for-Sale
    Securities                                -         -  (12,347)
  Proceeds from Maturities of
    Available-for-Sale Securities           5,472    2,209  10,300
  Purchases of Mortgage-Backed
    Securities                                 -    (5,764)(38,440)
  Proceeds from Maturities of
    Mortgage-Backed Securities              6,226   11,790   4,310
  Proceeds from Sale of Mortgage-
    Backed Securities                          -    12,646       -
 (Purchase)/Redemption of
    ARM Mutual Fund                         1,561   11,539 (12,482)
 (Purchase)/Redemption of
    IMF Mutual Fund                         2,617   (5,169)      -
  Proceeds from Sales of Available-
    for-Sale Securities                        -        -   10,815
  Loan (Originations) - Net                (6,203) (10,358) (9,496)
  Purchases of Premises and Equipment        (142)     (28)    (92)
  Proceeds from Sales of Foreclosed
    Real Estate                                41       -        7
  Investment in Foreclosed Real Estate         (4)      -      (15)
  Purchase of Federal Home Loan Bank Stock   (400)  (1,355)   (110)
  Non-Cash Dividend - FHLB                   (139)     (88)    (46)
  Investment in Real Estate Held-
    for-Investment                             -        -     (130)
                                            -----    -----    -----
     Net Cash (Used in)
       Investing Activities                (3,158) (26,291)(47,726)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Sale
    of Common Stock                            -        -   33,564
  Purchase of ESOP Shares                      -        -   (2,750)
  Purchase of Treasury Stock               (3,654)  (8,324)      -
  Advances from Federal Home Loan Bank      8,607   29,224  16,157
  Payment of Cash Stock Dividends            (846)    (822)   (443)



The accompanying notes are an integral part of these financial statements.

                      GS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Continued)

  Purchase of Stock for Recognition
    and Retention Plan                        -      (334)  (2,076)
  Net Increase (Decrease) in Deposits     (1,889)   4,283   (4,599)
  Net Increase (Decrease) in
    Non-Interest Bearing Deposits             77     (209)     370
                                         -------   ------   ------
    Net Cash Provided by
    Financing Activities                   2,295   23,818   40,223
                                          ------   ------   ------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                 694     (802)  (4,979)

CASH AND CASH EQUIVALENTS
   - Beginning of Year                     1,810    2,612    7,591
                                          ------    -----    -----
CASH AND CASH EQUIVALENTS
   - End of Year                          $2,504   $1,810   $2,612
                                           =====    =====    =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Year for:
    Interest                              $5,168   $4,095   $2,931
    Income Taxes                             622      878      727
  Loans Transferred to Foreclosed
    Real Estate During the Year               27       -        15
  Market Value Adjustment for
    Gain/(Loss) on Securities
    Available-for-Sale                      (878)   2,679    2,815











The accompanying notes are an integral part of these financial statements.

NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
     GS Financial Corp. (the "Company") was organized as a Louisiana corporation on December 24, 1996 for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association") in anticipation of converting the Association from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. Other than steps related to the reorganization described below, the Company was essentially inactive until April 1, 1997, when it acquired the Association in a business reorganization of entities under common control in a manner similar to a pooling of interest. The acquired Association became a wholly-owned subsidiary of the Company as part of the conversion through the exchange of 1,000 shares of common stock that consists of 100 percent of the outstanding stock of the Association. The Association operates in the savings and loan industry and as such provides financial services primarily to individuals, mainly through the origination of loans on one to four family residences, and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.

     The Association is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.

     The accompanying financial statements for 1997 are based on the assumption that the companies were combined for the full year.

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

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

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

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association's allowances for losses on loans and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgements about information available to them at the time of their examination.

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

MORTGAGE-BACKED SECURITIES
     Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. During 1997, the Association transferred securities from the held-to-maturity category to the available-for-sale category. Unrealized gains and losses on mortgage-backed securities are recognized as direct increases or

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
MORTGAGE-BACKED SECURITIES (Continued)

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

     Currently, the Company's investment in REMIC's is limited to those issued by FNMA, FHLMC and "AAA" rated non-governmental issuers. These are defined to be within the 20% risk-weighted category for thrift institutions. Prior to investing, the Company receives a prospectus that is analyzed and kept on file.

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

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
LOANS (Continued)

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

     The allowance for loan losses is maintained at a level that, in management's judgement, is adequate to absorb probable losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

FORECLOSED REAL ESTATE
     Foreclosed real estate includes real estate acquired in settlement of loans. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Association's cost or the asset's fair value, less estimated selling costs, which becomes the property's new basis. After foreclosure, valuations are

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
FORECLOSED REAL ESTATE (Continued)

periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated selling costs. Costs incurred in maintaining foreclosed real estate are included in income (loss) on foreclosed real estate.

REAL ESTATE HELD-FOR-INVESTMENT
     Real estate held-for-investment consists of a former branch location of the Association and is carried at amortized costs. Due to regulatory considerations, the Association sold this property to the Company during 1998 at fair value. The gain on the sale realized by the Association is eliminated through consolidation.

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

NON-DIRECT RESPONSE ADVERTISING COSTS
     The Association expenses advertising costs as incurred.
Advertising cost were $69,000, $78,000 and $33,000 at December 31, 1999, 1998 and 1997, respectively.

RECLASSIFICATIONS
     Certain reclassifications of previously reported amounts have been made to conform with the 1999 presentation. Such reclassifications had no effect on net income.

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING STANDARDS NOT YET ADOPTED
     Statement of Financial Accounting Standards No. 137 (SFAS
137), Accounting for Derivative Instruments and Hedging Activities, an amendment extending the effective date of SFAS 133, is effective for the quarter beginning after June 15, 2000. This statement will require all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. The Company's use of derivatives has been minimal, and management anticipates no material impact on its financial position or results of operations from the adoption of this new statement.

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

     As discussed in Note A, GS Financial Corp. had essentially no activity prior to April 1, 1997, the acquisition date. The Proforma data reflects certain estimated values and assumptions. Proforma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the pooling occurred at the beginning of the fiscal years, or of the results that may occur in the future.

NOTE C
     INVESTMENT SECURITIES

     Securities available-for-sale consist of the following (in thousands):

December 31, 1999
                                        Gross     Gross
                        Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains    Losses      Value
U. S. Government
  and Federal Agencies     $4,678      $   35      $ 30    $ 4,683
Adjustable Rate Mortgage
  Mutual Fund               1,390           -         9      1,381
Intermediate Mortgage
  Mutual Fund               2,972           -       247      2,725
FHLMC Common Stock             35       1,659         -      1,694

                           $9,075      $1,694      $286    $10,483

December 31, 1998
                                        Gross     Gross
                        Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains    Losses      Value
U. S. Government
  and Federal Agencies    $10,171      $  279      $  -    $10,450
Adjustable Rate Mortgage
  Mutual Fund               2,865           -        17      2,848
Intermediate Mortgage
  Mutual Fund               5,267           -         8      5,259
FHLMC Common Stock             35       2,285         -      2,320

                          $18,338      $2,564      $ 25    $20,877

NOTE C
INVESTMENT SECURITIES (Continued)

The following is a summary of maturities of securities available-for-sale (in thousands):

December 31,               1999                     1998
                        Securities               Securities
                    Available-for-Sale        Available-for-Sale
                  Amortized         Fair    Amortized         Fair
                       Cost        Value         Cost        Value
Amounts Maturing in:
  One Year or Less  $ 4,997     $  6,407     $  9,066     $ 11,352
  After One Year
    Thru Five Years   1,398        1,416        2,197        2,275
  After Five Years
    Thru Ten Years    2,680        2,660        7,075        7,250

                    $ 9,075     $ 10,483     $ 18,338     $ 20,877

     The Association is holding various securities in the amount of $1,200,000 that are callable in 2000.

     During 1999, the Company realized losses of $13,387 through the redemption of $3.1 million of its Adjustable Rate Mortgage Fund. During 1998, the Company realized losses of $57,565 through the net redemption of $11.5 million of its Adjustable Rate Mortgage Fund. During 1997, the Association sold investment securities available-for-sale with a book value of $10,762,000 for $10,815,000. This resulted in gross realized gains of $63,000, and gross realized losses of $10,000.

     Included in other assets are two equity securities being carried at cost of $27,000. The fair value for these securities approximates cost.

NOTE D
     MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities consist of the following (in thousands):

December 31, 1999
                                        Gross     Gross
                        Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains    Losses      Value

FNMA                      $ 5,255      $    1      $ 81    $ 5,175

FHLMC                       1,328           3        34      1,297

GNMA                       10,160           -       357      9,803

                          $16,743      $    4      $472    $16,275


December 31, 1998
                                        Gross     Gross
                        Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains    Losses      Value

FNMA                      $ 7,589      $   58      $ 31    $ 7,616

FHLMC                       2,310          23         5      2,328

GNMA                       13,159         106         -     13,265

                          $23,058      $  187      $ 36    $23,209

     The amortized cost and fair value of mortgage-backed securities at December 31, 1999 and December 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

December 31, 1999                      Amortized        Fair
                                            Cost       Value
Mortgage-Backed Securities Maturing:
  In One Year or Less                   $    112     $   113
  After One Year Thru Five Years           1,411       1,405
  After Five Years Thru Ten Years          1,403       1,339
  After Ten Years                         13,817      13,418

                                         $16,743     $16,275

NOTE D
MORTGAGE-BACKED SECURITIES (Continued)

December 31, 1998                     Amortized          Fair
                                           Cost         Value
Mortgage-Backed Securities Maturing:
  In One Year or Less                  $    402       $   403
  After One Year Thru Five Years          2,276         2,315
  After Five Years Thru Ten Years         1,714         1,716
  After Ten Years                        18,666        18,775

                                        $23,058       $23,209

     During 1998, the Company sold mortgage-backed securities with a book value of $12,387,568 for $12,646,040. This resulted in a realized gain of $258,471. There were no sales of mortgage-backed securities in 1999 or 1997.

NOTE E
     COLLATERALIZED MORTGAGE OBLIGATIONS

     Collateralized Mortgage Obligations (CMO's) consist of the following (in thousands):

December 31, 1999
                                        Gross     Gross
                        Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains    Losses      Value

FNMA                      $ 8,058      $    -    $  474    $ 7,584
FHLMC                      17,347         167       690     16,824
Other                      28,493          15       836     27,672

                          $53,898      $  182    $2,000    $52,080


December 31, 1998
                                        Gross     Gross
                        Amortized  Unrealized  Unrealized     Fair
                             Cost       Gains    Losses      Value

FNMA                      $18,987      $    -      $ 33    $18,954
FHLMC                      17,928          35         8     17,955
Other                       4,823           -         6      4,817

                          $41,738      $   35      $ 47    $41,726

NOTE E
COLLATERALIZED MORTGAGE OBLIGATIONS (Continued)

     At December 31, 1999, CMO's are classified as available-for-sale, and are reported on the financial statements at their fair value. Also, all of the CMO's held as of December 31, 1999 have maturities of greater than ten years. There were no sales of CMO's during 1999, 1998, or 1997.

NOTE F
     LOANS

     Loans at December 31, 1999 and 1998 are summarized as follows
(in thousands):
                                       December 31,
                                   1999             1998
Loans Secured by First
  Mortgages on Real Estate:
    1 - 4 Family Residential     $67,424          $61,562
    FHA and VA                       140              237
    Construction                     646              740
    Commercial Real Estate         1,377            1,157
    Other                            446              201

    Total Real Estate Loans       70,033           63,897

Consumer Loans
  Second Mortgage                     84              119
  Loans on Deposits                  367              337

  Total Consumer Loans               451              456

                                  70,484           64,353

Allowance for Loan Losses           (424)            (463)
Net Deferred Loan Origination
  Costs                                6                5

                                 $70,066          $63,895

     An analysis of the allowance for loan losses as follows (in thousands):

                                Years Ended December 31,
                              1999        1998        1997

Balance, Beginning of Year    $463        $410        $382
Provision for Losses             6          53          28
Loans Charged-off               45           -           -

Balance, End of Year          $424        $463        $410

NOTE F
LOANS (Continued)

     Fixed rate loans receivable as of December 31, 1999 are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

                                 Under One to Six    GT
                                 One   Five   to Ten 10
                                 Year  Years  Years  Years  Total

Loans Secured by 1 - 4 Family
  Residential:
    Fixed Rate                   $75 $2,861 $9,023 $56,335 $68,294
Other Loans Secured by
  Real Estate:
    Fixed Rate                    15    323    962     523   1,823
All Other Loans                  367      -      -       -     367

                                $457 $3,184 $9,985 $56,858 $70,484

     At December 31, 1999 and 1998, the Association had loans totaling approximately $254,000 and $310,000, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $64,000 and $141,000 at December 31, 1999 and 1998, respectively. The amount of interest income that would have been recorded on loans in non-accrual status at December 31, 1999, had such loans performed in accordance with their terms, was approximately $3,000. Such interest foregone for the year ended December 31, 1998 was approximately $29,000.

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

     Loans to such borrowers are summarized as follows (in
thousands):
                                          December 31,
                                       1999         1998
Balance, Beginning of Year          $   949      $ 1,059
Additions                                 -           33
Payments and Renewals                   (45)        (143)

Balance, End of Year                $   904      $   949

NOTE F
LOANS (Continued)

     The Association's lending activity is concentrated within the metropolitan New Orleans area and surrounding parishes, with its major emphasis in the origination of permanent single-family dwelling loans. Such loans comprise the majority of the Association's loan portfolio.

NOTE G
     ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31, 1999 and 1998 consists of the following (in thousands):
                                              December 31,
                                           1999         1998
                                           -----------------
     Loans                              $   267      $   214
     Mortgage-Backed Securities              97          133
     Collateralized Mortgage Obligations    300          232
     Investments and Other                   86          110

          Totals                        $   750      $   689

NOTE H
     PREMISES AND EQUIPMENT

A summary of premises and equipment follows (in thousands):

                                              December 31,
                                           1999         1998

     Land                               $   781      $   781
     Buildings and Improvements           2,071        2,066
     Furniture, Fixture and Equipment       537          466

                                          3,389        3,313
     Accumulated Depreciation
       and Amortization                    (743)        (693)

                                        $ 2,646      $ 2,620

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $112,000, $123,000 and $129,000, respectively.

NOTE I
     REAL ESTATE HELD-FOR-INVESTMENT

     Real estate held-for-investment consists of a former branch location as summarized below (in thousands):

                                               December 31,
                                              1999      1998

     Land                                  $   200   $   200
     Building and Improvements                  17        17

                                               217       217

     Accumulated Depreciation                   (4)       (1)

                                           $   213   $   216

     Depreciation expense for each of the years ended December 31, 1999, 1998 and 1997 was $3,000, $1,000 and $6,000, respectively.

     The Company leased this property on a month-to-month basis for $1,600 per month. The lease was terminated in March, 1999. Total rental income recognized was approximately $1,700, $20,000, and $20,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

NOTE J
     DEPOSITS

Deposit account balances at December 31, 1999 and 1998 are summarized as follows:

                                      Years Ended December 31,
                   Weighted           ------------------------
                Average Rate at       1999             1998
                 -----  -----    ------ -------    ------  -------
              12/31/99 12/31/98  Amount Percent    Amount  Percent
                 -----  -----    ------ -------    ------  -------
Balance by
 Interest Rate:
Demand Deposit
 Accounts         N/A%   N/A%  $     44   0.08%  $     -     -  %
Regular Savings
 Accounts        3.00%  3.00%    20,170  34.06     21,512  35.20
Certificates of
   Deposit       5.00%  5.17%    39,002  65.86     39,593  64.80
                                 ------  -----     ------  -----
                               $ 59,216 100.00%  $ 61,105 100.00%
                                 ====== ======     ====== ======
Certificate Accounts
 Maturing
  Under 12 months              $ 30,270  77.61%  $ 28,497  71.98%
  12 months to 24 months          7,226  18.53      8,342  21.07
  24 months to 36 months          1,086   2.78      2,458   6.20
  36 months to 48 months            167   0.43         99   0.25
  48 months to 60 months            253   0.65        197   0.50
                                 ------  -----     ------  -----
                               $ 39,002 100.00%  $ 39,593 100.00%
                                 ====== ======     ====== ======

     The aggregate amount of deposits with a minimum balance of $100,000 was approximately $1,497,000 and $2,434,000 at December
31, 1999 and 1998, respectively.

     Interest expense for each of the following periods is as follows (in thousands):

                                   Years Ended December 31,
                               1999          1998        1997

     Certificates           $ 1,926       $ 1,790     $ 1,721
     Passbook Savings           621           681         854

                            $ 2,547       $ 2,471     $ 2,575

     The Association held deposits of approximately $575,000 and $640,000 for officers and directors at December 31, 1999 and 1998, respectively.

NOTE K
     ADVANCES FROM FEDERAL HOME LOAN BANK

     Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized in 1999, 1998 and 1997, respectively, was $2,674,000, $1,616,000 and
$439,000.

     Advances at December 31, 1999 consisted of the following (in thousands):

          Contract Rate         Advance Total

          4.00% to 4.99%            $   4,262
          5.00% to 5.99%               29,942
          6.00% to 6.99%               19,784

                                    $  53,988

     Maturities of Advances at December 31, 1999 for each of the next five years are as follows (in thousands):

          Year Ending December 31,          Amount

                  2000                  $   14,784
                  2001                      11,085
                  2002                      12,438
                  2003                       3,746
                  Thereafter                11,935

                                        $   53,988

NOTE L
     INCOME TAX EXPENSE

The provision for income taxes for 1999, 1998 and 1997 consists of the following (in thousands):

                                Years Ended December 31,
                                     1999      1998      1997

          Current Tax Expense     $   718   $   808   $   978
          Deferred Tax Expense         32        62        22

                                  $   750   $   870   $ 1,000

NOTE L
INCOME TAX EXPENSE (Continued)

     The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):
                                         Years Ended December 31,
                                          1999    1998     1997

  Expected Tax Provision at a 34% Rate  $  722  $  735  $   908
  Expected State Corporate Tax               8      28       41
  Effect of Tax Exempt Income               (5)     (3)      (3)
  Effect of Net Loan and R/E/O Losses
    Charged Directly to Tax
    Bad Debt Reserve                         -       -       38
  Employee Stock Ownership Plan             25      73       44
  Other                                      -      37      (28)

                                        $  750  $  870  $ 1,000

     Deferred tax liabilities have been provided for the temporary differences related to unrealized gains on available-for-sale securities, deferred loan costs, depreciation, and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for the temporary differences related to the Company's Recognition and Retention Plan and Employee Stock Ownership Plan, unrealized losses on available-for-sale securities, the allowance for loan losses, reserves for uncollected interest and late charges, deferred loan fees, and the allowance for losses on foreclosed real estate. The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components (in thousands):

NOTE L
INCOME TAX EXPENSE (Continued)

                                        Years Ended December 31,
                                              1999     1998
     Deferred Tax Assets
          Recognition and Retention Plan    $   13    $   13
          Employee Stock Ownership Plan         65        44
          Market Value Adjustment to
            Available-for-Sale Securities      299         -
          Other                                  4        14

     Total Deferred Tax Assets                 381        71

     Deferred Tax Liabilities
          FHLB Stock Dividends                 154       107
          Market Value Adjustment to
            Available-for-Sale Securities        -       911
          Allowance for Loan Losses            191       229
          Other                                 53        16
     Total Deferred Tax Liabilities            398     1,263

Deferred Tax Liabilities -
Net of Deferred Tax Assets                  $   17   $ 1,192


     Included in retained earnings at December 31, 1999 and 1998 is approximately $3,800,000 in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $1,292,000 for December 31, 1999 and 1998, respectively.

NOTE M
     EMPLOYEE STOCK OWNERSHIP PLAN

     During 1997, GS Financial Corp. instituted an employee stock ownership plan (the "ESOP") that covers all employees of Guaranty Savings and Homestead Association who have completed one year of service and have attained the age of 21. The ESOP purchased the statutory limit of eight percent of the shares offered in the initial public offering of the Company (275,080 shares). This purchase was facilitated by a loan from the Company to the ESOP in the amount of $2,750,800. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as

NOTE M
EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

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

     As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-in Capital. ESOP compensation expense was approximately $355,000, $521,000 and $363,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

The ESOP shares as of December 31, 1999 and 1998 were as follows:

                                           December 31,
                                          1999          1998

   Allocated Shares                     52,268        53,367
   Shares Released for Allocation       28,132             -
   Unreleased Shares                   192,715       220,847

   Total ESOP Shares                   273,115       274,214

   Fair Value of Unreleased Shares
      (in thousands)                  $  2,361      $  2,871

     Total ESOP shares decreased in 1999 and 1998 due to the liquidation of shares for employees who terminated their employment in 1999 and 1998.

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

     The total cost associated with the Plan is based on a per share value of $12.50, the market price of the Company's stock as of the date on which the Plan was amended. This cost is being amortized over ten years. Compensation expense pertaining to the Recognition and Retention plan was $156,000, $103,000, and $91,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

A summary of the changes in restricted stock follows:

                              Unawarded Shares   Awarded Shares
Balance at January 1, 1998              (5,028)         125,028

Purchased by Plan                       17,500                -
Granted                                      -                -
Forfeited                                    -                -
Earned and Issued                            -          (12,499)

Balance at December 31, 1998            12,472          112,529

Purchased by Plan                            -                -
Granted                                      -                -
Forfeited                                    -                -
Earned and Issued                            -          (12,501)

Balance at December 31, 1999            12,472          100,028

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

     The following table summarizes the activity related to stock options:

                             Exercise     Available       Options
                             Price        for Grant   Outstanding

     At Inception              $17.18       343,850             -
     Granted                               (275,076)      275,076
     Canceled                                     -             -
     Exercised                                    -             -

     At December 31, 1999                    68,774       275,076

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the disclosure of the compensation cost for stock-based incentives granted after January 31, 1995 based on the fair value at grant date for awards. Applying SFAS 123 would result in pro forma net income and earnings per share amounts as follows:

                                       1999

     Net Income (In thousands)
          As Reported                $1,375
          Pro forma                  $1,056

                                      Basic       Diluted
     Earnings per Share
          As Reported               $   .58       $   .58
          Pro forma                     .44           .44

NOTE O
STOCK OPTION PLAN (Continued)

     The fair value of each option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for 1999 cumulative options earned and outstanding. Dividend yields of 3.40 percent; expected volatility of 25.3 percent; risk-free interest rate of 5.00 percent; and expected lives of 10 years for all options.

NOTE P
     COMPREHENSIVE INCOME

     Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 1999, 1998, and 1997. The following represents the tax effects associated with the components of comprehensive income.

                                          Years Ended December 31,
                                          1999      1998     1997

Gross Unrealized Holding Gains (Losses)
  Arising During the Period            $(3,577) $   (120) $ 1,365
Tax (Expense) Benefit                    1,216        41     (464)

                                        (2,361)      (79)     901

Reclassification Adjustment for Gains
  (Losses) Included in Net Income           20       (17)      61
Tax (Expense) Benefit                       (7)        6      (21)

                                            13       (11)      40

Net Unrealized Holding Gains (Losses)
Arising During the Period              $(2,348) $    (90) $   941

NOTE Q
     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND
     ENFORCEMENT ACT OF 1989 (FIRREA)

     FDICIA was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements

NOTE Q
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
(FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND
ENFORCEMENT ACT OF 1989 (FIRREA) (Continued)

for insured institutions, and new regulations concerning internal controls, accounting and operations.

     FIRREA was signed into law on August 9, 1989. Regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

     The regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum 3% core/leverage capital ratio, a minimum 4% tier 1 risk-based ratio, and a minimum 8% total risk-based capital ratio to be considered "adequately capitalized." An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The ability to include qualifying supervisory goodwill for purposes of the core/leverage capital and tangible capital was phased out by July 1, 1995.

     The following table sets out the Association's various regulatory capital categories at December 31, 1999 and December
31, 1998.

                                 1999              1998
                           Dollars Percentage Dollars Percentage
                          (Thousands)        (Thousands)

Tangible Capital            $27,570  17.68%   $39,843  26.93%
Tangible Equity             $27,570  17.68%   $39,843  26.93%
Core/Leverage Capital       $27,570  17.68%   $39,843  26.93%
Tier 1 Risk-Based Capital   $27,570  48.40%   $39,843  72.02%
Total Risk-Based Capital    $27,994  49.15%   $40,164  72.60%


     As of December 31, 1999, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be "well capitalized", the Association must maintain minimum leverage capital ratios and minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators.

NOTE R
     REGULATORY CAPITAL

     The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.

1999

                       Net Income for the         Capital as
                               Year Ended    of December 31,
                        December 31, 1999               1999
(In Thousands)
Per GAAP                           $1,244            $27,007

Total Assets                                        $155,057

Capital Ratio                                          17.42%

                                       Core/     Tier 1      Total
                  Tangible Tangible Leverage Risk-Based Risk-Based
                   Capital   Equity   Equity    Capital    Capital

Per GAAP           $27,007  $27,007  $27,007    $27,007    $27,007
Assets Required
 to be Added:
  Unrealized Loss
  on Securities
  Available-for-Sale   563      563      563        563        563
General Valuation
Allowance                -        -        -          -        424

Regulatory Capital
Measure           $ 27,570 $ 27,570 $ 27,570   $ 27,570   $ 27,994

Adjusted Total
 Assets           $155,911 $155,911 $155,911

Risk-Weighted
 Assets                                        $ 56,958   $ 56,958

Capital Ratio        17.68%   17.68%   17.68%     48.40%    49.15%

Required Ratio        1.50%    2.00%    3.00%      4.00%     8.00%

Required Capital   $ 2,339           $ 4,677              $ 4,557

Excess Capital     $25,231           $22,893              $23,437

NOTE R
REGULATORY CAPITAL (Continued)

1998

                       Net Income for the         Capital as
                               Year Ended    of December 31,
                        December 31, 1998               1998
(In Thousands)
Per GAAP                           $1,161            $41,598

Total Assets                                        $150,615

Capital Ratio                                          27.62%

                                       Core/     Tier 1      Total
                  Tangible Tangible Leverage Risk-Based Risk-Based
                   Capital   Equity   Equity    Capital    Capital

Per GAAP           $41,598  $41,598  $41,598    $41,598    $41,598
Assets Required
 to be Deducted:
  Unrealized Gain
  on Securities
  Available-for-Sale(1,755)  (1,755)  (1,755)    (1,755)   (1,755)
General Valuation
Allowance                -        -        -          -        321

Regulatory Capital
Measure           $ 39,843 $ 39,843 $ 39,843   $ 39,843   $ 40,164

Adjusted Total
 Assets           $147,955 $147,955 $147,955

Risk-Weighted
 Assets                                        $ 55,320   $ 55,320

Capital Ratio        26.93%   26.93%   26.93%     72.02%    72.60%

Required Ratio        1.50%    2.00%    3.00%      4.00%     8.00%

Required Capital   $ 2,219           $ 4,439              $ 4,425

Excess Capital     $37,624           $35,404              $35,739

NOTE S
     COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Association has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements.

     The principal commitments of the Association consists of outstanding mortgage and construction loan commitments. As of December 31, 1999 and 1998, outstanding loan commitments were approximately $2,301,000 and $1,642,000, respectively. These commitments, normally extended for thirty days, are for first mortgage or construction loans at a fixed rate ranging from 6.75% to 9.00%.

     The chief executive officer and the executive vice-president of the Association serve under employment contracts that were approved by the Board of Directors on February 13, 1997. The contracts expire February 13, 2002. The contracts were amended effective February 11, 1999, to increase the base salaries. The agreements cover compensation and termination.

NOTE T
     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     The Association's exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (see Note S). The Association uses the same credit policies making commitments as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Association evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained varies

NOTE T
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

and is based on management's credit evaluation of the counterparty.

NOTE U
     CONCENTRATION OF CREDIT RISK

     The Association's lending activity is concentrated within the southeastern part of Louisiana. In accordance with industry practices, the Association has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.

NOTE V
     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

     The carrying amount of cash and short-term investments approximate the fair value.

     For investment securities, mortgage-backed securities, and collateralized mortgage obligations, fair value is based on quoted market prices.

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

NOTE V
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Estimated fair values of the financial instruments are as follows (in thousands):

                           December 31, 1999     December 31, 1998

                           Carrying     Fair     Carrying      Fair
                             Amount    Value       Amount     Value
Financial Assets

Cash and Short-Term
  Investment Securities    $  2,504 $  2,504     $  1,810  $  1,810
Investment Securities        10,483   10,483       20,877    20,877
Mortgage-Backed Securities   16,275   16,275       23,209    23,209
Collateral Mortgage
  Obligations                52,080   52,080       41,726    41,726
Loans (Net of Loan
  Allowance)                 70,066   68,284       63,895    68,270

Financial Liabilities

Deposits                   $ 59,216 $ 58,315     $ 61,105 $ 56,045
Advances from Federal
  Home Loan Bank             53,988   51,809       45,381   45,018

Unrecognized Financial
  Instruments

Commitments to Extend
  Credit                   $  1,380 $  1,379     $  1,278 $  1,350
Unfunded Construction Loan
  Commitments                   921      926          364      380

NOTE W
     CONVERSION FROM A MUTUAL TO A STOCK ASSOCIATION

     On April 1, 1997, Guaranty Savings and Homestead Association converted from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered stock savings and loan association. The Company issued and sold 3,438,500 shares of stock at $10 per share. The Company's ESOP purchased 275,080 shares, financed by a loan from the Company. The net proceeds from the sale of this stock was $33,564,000. The cost associated with the stock conversion was approximately $821,000. Approximately $15,407,000 was invested by the Company in the Association in exchange for 1,000 shares of stock issued by the Association as part of the conversion.

NOTE W
CONVERSION FROM A MUTUAL TO A STOCK ASSOCIATION (Continued)

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

NOTE X
     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
     The following sets forth condensed results of operations for 1999 and 1998 (dollar amounts in thousands, except per share data):
                            First    Second     Third    Fourth
1999                       Quarter   Quarter   Quarter   Quarter
                           ------------------------------------
Interest Income           $ 2,590   $ 2,508   $ 2,710   $ 2,850
Interest Expense            1,237     1,212     1,363     1,409
                            -----     -----     -----     -----
  Net Interest Income       1,353     1,296     1,347     1,441
Provision for Loan Losses      -         -         -          6
Other Income                   (3)       (8)        5         1
Other Expense                 802       818       802       879
Income Tax Expense            200       161       130       259
                            -----     -----     -----     -----
  Net Income              $   348   $   309   $   420   $   298
                            =====     =====     =====     =====
Net Income per
Common Share (1)
  Basic                   $   .13   $   .13   $   .18   $   .13
  Dilluted                $   .13   $   .13   $   .18   $   .13
Dividends Per Share       $   .07   $   .09   $   .09   $   .09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

NOTE X
SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

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

NOTE Y
     EARNINGS PER COMMON SHARE

     Earnings per share are computed using the weighted average number of shares outstanding, which was 2,383,168 in 1999, 2,793,247 in 1998, and 3,112,153 in 1997.

     In February 1997, the FASB issued Statement No. 128, Earnings Per Share, effective for financial statements issued for periods ending after December 31, 1997. This statement establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Adoption of this statement had no impact on the Company's computation of earnings per share.

NOTE Z
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                       GS FINANCIAL CORP.
                   CONDENSED FINANCIAL CONDITION
                       December 31, 1999
                     (Dollars in Thousands)

                              ASSETS

  Cash and Cash Equivalents                           $    570
  Investments - Available-for-Sale at Fair Value           309
  Mortgage-Backed-Securities - Available-for-Sale
    at Fair Value                                        1,772
  Investment in Subsidiary                              27,007
  Loans Receivable                                       2,193
  Dividend Receivable from Subsidiary                   11,370
  Deferred Tax Asset                                         5
  Other Assets                                             501
                                                        ------
                                                      $ 43,727
                                                        ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

  Accrued Income Tax                                  $      1
  Stockholders' Equity                                  43,726
                                                        ------
                                                      $ 43,727
                                                        ======

NOTE Z
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY -
  (Continued)

                       GS FINANCIAL CORP.
                     STATEMENT OF OPERATIONS
               For the Year Ended December 31, 1999
                     (Dollars in Thousands)

INTEREST INCOME
  Mortgage-Backed Securities                           $   147
  Dividend from Subsidiary                                 250
  Loans                                                    192
  Investment Securities                                     63
  Other Interest Income                                     27
                                                           ---
          Total Interest Income                            679
                                                           ---
NON-INTEREST INCOME
  Undistributed Earnings of Subsidiary                     994
  Income from Real Estate Held-For-Investment                2
                                                           ---
          Total Non-Interest Income                        996
                                                           ---

NON-INTEREST EXPENSES
  General and Administrative                                68
  Intercompany Personnel Expense                           110
  Taxes                                                     34
  Loss on Sale of Investments                               13
                                                           ---
          Total Non-Interest Expenses                      225
                                                         -----
INCOME BEFORE INCOME TAX                                 1,450

PROVISION FOR INCOME TAX                                    75
                                                         -----
NET INCOME                                             $ 1,375
                                                         =====

NOTE Z
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY -
  (Continued)

                      GS FINANCIAL CORP.
                    STATEMENT OF CASH FLOWS
             For The Year Ended December 31, 1999
                    (Dollars in Thousands)

OPERATING ACTIVITIES
 Net Income                                            $   1,375
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Depreciation Expense                                        4
   Loss on Sale of Investments                                13
   Equity in Undistributed Income of Subsidiary             (994)
   Amortization of Investment Premium                         13
   Dividend on IMF Fund                                      (23)
   Dividend on ARM Fund                                      (40)
   Decrease in Accrued Interest Receivable                     4
   Decrease in Tax Receivable                                 15
   Decrease in Deferred Charges                                2
   Decrease in Accrued Income Tax                            (91)
                                                           -----
    Net Cash Provided by Operating Activities                278

INVESTING ACTIVITIES
 Redemption of IMF Mutual Fund                               536
 Redemption of ARM Mutual Fund                             2,809
 Principal Paydowns Note Receivable
  GS Financial ESOP                                          215
 Principal Paydowns on Mortgage-Backed Securities
  - Available-for-Sale                                       607
                                                          ------
    Net Cash Provided by Investing Activities              4,167

FINANCING ACTIVITIES
 Purchase of Treasury Stock                               (3,654)
 Payment of Dividends                                       (846)
                                                          -------
    Net Cash Used in Financing Activities                 (4,500)

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (55)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                625

CASH AND CASH EQUIVALENTS - END OF YEAR                  $   570
                                                           =====

                        BOARD OF DIRECTORS


Donald C. Scott
     Mr. Scott (Age 48) has served as President and Chief
Executive Officer of the Company since February 1997 and President of the Association since March 1985; prior thereto, he served in various management and other positions at the Association. He has been a director since 1982.

Kenneth B. Caldcleugh
     Mr. Caldcleugh (Age 50) is the President and Owner of The Cellars of River Ridge, a fine wine and spirit retail outlet in Louisiana. Prior thereto, Mr. Caldcleugh was the Vice President and Regional Manager of Glazer Companies of Louisiana (formerly Glazer Wholesale Spirit & Wine Distributors), from 1973 to 1996. He has been a director since 1996.

Stephen L. Cory
     Mr. Cory (Age 50) is an insurance agent and President of the Cory, Tucker & Larrowe Agency in Metairie, Louisiana. He has been a director since 1995.

Bradford A. Glazer
     Mr. Glazer (Age 44) is President of Glazer Enterprises, Inc., Cincinnati, Ohio, an independent freight agency for Landstar Ligon. Formerly, Mr. Glazer was Senior Vice President of Espy & Straus, Inc., Cincinnati, Ohio. Prior thereto, Mr. Glazer was the Chairman of Glazer Steel Corporation, in New Orleans, Louisiana (and Knoxville, Tennessee). He has been a director since 1991.

J. Scott Key
     Mr. Key (Age 47) is the President and Chief Operating Officer of Kencoil, Inc. (previously D & S Industries), an electric motor coil manufacturer and its subsidiary Scott Armature, a provider of sales and services of electrical apparatus, in Belle Chasse, Louisiana. He has been a director since 1991.

Victor Kirschman
     Mr. Kirschman (Age 76) is the Chairman of M. Kirschman &
Co.,Inc., retail furniture business with its main office in New
Orleans, Louisiana.  He has been a director since 1977.

Mannie D. Paine, Jr.
     Dr. Paine (Age 83) is a retired physician. Dr. Paine has provided consulting services for various companies. He is a former Medical Director for Blue Cross of Louisiana, Medicaid and Pan American Insurance Company. He has been a director since 1976.

Bruce A. Scott
     Mr. Scott (Age 47) is an attorney and has served as Executive Vice President of the Company since February 1997 and Executive Vice President of the Association since 1985. Mr. Scott also serves as legal counsel and Personnel Manager of the Association, and performs certain legal services for the Association and its borrowers in connection with real estate loan closings and receives fees from the borrowers in connection therewith. He has been a director since 1982.

Albert J. Zahn,Jr.
     Mr. Zahn (Age 48) is a certified public accountant and partner in the firm of Zahn and Kenney in Metairie, Louisiana. He has been a director since 1992.


            EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Lettie R. Moll
     Ms. Moll has served as Vice President and Secretary of the Company since 1997 and Vice President and Secretary of the Association since March 1987 and March 1982, respectively.

Ralph E. Weber
     Mr. Weber has primary responsibility for the Association's data processing requirements and has served as Vice President of the Company and the Association since February 1997 and March
1997, respectively.



59