Form 10-Q
period 2000-03-31
GS FINANCIAL CORP
filed 2000-05-12
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended March 31, 2000

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

            x   Yes                           No

     As of April 20, 2000, there were 2,497,500 shares of the Registrant's Common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended March 31, 2000 and 1999 represent the consolidated financial position and results of operations of GS Financial Corp.












                       GS Financial Corp.

                           Form 10-Q

                Three Months ended March 31, 2000

                       Table of Contents

Part I - Financial Information

Item 1   Financial Statements

     Consolidated Balance Sheets
     (as of March 31, 2000 Unaudited and December 31, 1999, Audited)           3

     Consolidated Statements of Operations
     (For the three months ended March 31,  2000 and 1999 Unaudited)           4

     Consolidated Statements of Changes in Stockholders' Equity
     (For the three months ended March 31, 2000 and 1999 Unaudited)            5

     Consolidated Statements of Cash Flows
     (For the three months ended March 31, 2000 and 1999 Unaudited)          6-7

     Notes to Consolidated Financial Statements                             7-12

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12-17

Item 3   Quantitative and Qualitative Disclosures about
             Market Risk                                                      17

Part II   Other Information                                                   18

Item 1    Legal Proceedings                                                   18

Item 2    Changes in Securities                                               18

Item 3    Defaults Upon Senior Securities                                     18

Item 4    Submission of Matters to a Vote of Security Holders              18-19

Item 5    Other Information                                                   19

Item 6    Exhibits and Reports on Form 8-K                                    19

                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in Thousands)
                              (Unaudited)

                              March 31, 2000  December 31, 1999
                            --------------    -----------------
                             ASSETS

Cash and Due from Banks    $         355      $        145
Interest Bearing Deposits
  in Other Banks                   1,778             1,759
Federal Funds Sold                 4,080               600
Investment Securities              7,200            10,483
Loans (Net)                       71,634            70,066
Mortgage-Backed Securities        15,877            16,275
Collateralized Mortgage
  Obligations                     49,833            52,080
Accrued Interest Receivable          719               750
Premises & Equipment               2,616             2,646
Other Assets                       3,259             3,178
                             -----------        ----------
TOTAL ASSETS               $     157,351      $    157,982
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits  $      58,637      $     59,172
Non-Interest Bearing Dep.            717               811
Borrowings                        53,796            53,988
Other Liabilities                    623               463
                             -----------        ----------
TOTAL LIABILITIES                113,773           114,434

STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,893            33,856
Treasury Stock                   (11,978)          (11,978)
Accumulated Other
  Comprehensive Income              (751)             (580)
Unearned ESOP Stock               (1,857)           (1,927)
Unearned RRP Trust Stock          (1,975)           (1,974)
Other Stockholders' Equity        26,244            26,151
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        43,578            43,548
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $     157,351      $    157,982
                             ===========        ==========

                           GS Financial Corp.
                   Consolidated Statements of Operations
               (Dollars in Thousands, except per share data)
                               (Unaudited)
                    For the three months ended March 31,
                                2000     1999
                          ---------------------
INTEREST INCOME (from)
  Loans                       $ 1,405  $ 1,291
  Mortgage-Backed Securities      284      343
  Investment Securities           125      329
  Collateralized Mortgage
    Obligations                   920      577
  Other Interest Income            64       49
                                -----    -----
TOTAL INTEREST INCOME           2,798    2,589
                                -----    -----
INTEREST EXPENSE (on)
  Deposits                        623      639
  FHLB Advances                   744      598
                                -----    -----
TOTAL INTEREST EXPENSE          1,367    1,237
                                -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,431    1,352
PROVISION FOR LOAN LOSSES           -        -
                                -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,431    1,352
                                -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments     (60)       (7)
  Other Income                     2         4
                                -----    -----
TOTAL NON-INTEREST INCOME        (58)       (3)

OTHER EXPENSES
  Compensation and Benefits       529      514
  Net Occupancy Expense            80       68
  Other Expenses                  226      220
                                -----    -----
TOTAL OTHER EXPENSES              835      802
                                -----    -----
INCOME BEFORE TAX EXPENSE         538      547
INCOME TAX EXPENSE                206      201
                                -----    -----
NET INCOME                      $ 332    $ 346
                                =====    =====
BASIC EARNINGS PER SHARE        $ .14    $ .13
DILUTED EARNINGS PER SHARE      $ .14    $ .13

                                                                            GS Financial Corp.
                                                Consolidated Statements of Changes in Stockholders' Equity
                                                    For The Three Months Ended March 31, 2000, and 1999
                                                                          (Dollars in Thousands)
                                                                                  (Unaudited)

                                                                                                 Accumulated
                                       Additional             Unearned     Unearned              Other             Total
                          Common       Paid-In   Treasury     ESOP         RRP Trust  Retained   Comprehensive     Stockholders'
                          Stock        Capital   Stock        Stock        Stock      Earnings   Income            Equity

BALANCE AT
  DECEMBER 31, 1998        $  34        $ 33,810  $ (8,324)    $ (2,208)   $ (2,193)  $ 25,622   $  1,768          $ 48,509

Net Income-3 months
  Ended March 31, 1999         -               -         -            -           -        346          -               346

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes                 -               -         -            -           -          -       (371)             (371)

Retirement of ESOP Debt        -              35         -           72           -          -          -               107

Cash Dividends Paid            -               -         -            -           -       (206)         -              (206)

BALANCE AT
  MARCH 31, 1999            $ 34       $  33,845  $ (8,324)    $ (2,136)   $ (2,193)  $ 25,762    $ 1,397          $ 48,385

BALANCE AT
  DECEMBER 31, 1999         $ 34       $  33,822  $(11,978)    $ (1,927)   $ (1,974)  $ 26,151    $  (580)         $ 43,548

Net Income-3 months
  Ended March 31, 2000         -               -         -            -           -        332          -               332

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes                 -               -         -            -           -          -       (171)             (171)

Retirement of ESOP Debt        -              37         -           70           -          -          -               107

Cash Dividends  Paid           -               -         -            -           -       (238)         -              (238)

BALANCE AT
  MARCH 31, 2000           $  34        $ 33,859  $(11,978)    $ (1,857)   $ (1,974)  $ 26,245    $  (751)        $  43,578


                           GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Three Months Ended
                                                   March 31,
                                          -----------------------
                                               2000         1999
                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $     332     $    346
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               35           26
       Premiums Amortized                        (19)          69
       Loss on Sale of Loans                       -            5
       Loss on Sale of Foreclosed Real Estate      -            3
       ESOP Expense                               92           91
       RP Expense                                 39           39
       (Gain)/Loss on Sale of Investments         60            2
   Decrease in Prepaid Income Tax                  -            5
   Changes in Deferred Income Tax                (45)          77
   Changes in Operating Assets and Liabilities:
       Decrease in Accrued Interest Receivable    31            2
      (Increase) in Deferred Charges             (38)         (70)
       Increase in Accrued Income Tax            169          201
       Increase/(Decrease) in Other Liabilities   78         (221)
                                              ------       -------
Net Cash Provided by Operating Activities        734          575

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Redemption of ARM Mutual Fund            1,151          206
  Proceeds from Maturities of CMOs             1,934        6,843
  Proceeds from Maturities of Available-
    For-Sale Securities                          367          500
  Proceeds from Maturities of
     Mortgage-Backed Securities                  454        2,517
  Sale/(Purchase) of IMF Mutual Fund (Net)     1,782       (4,952)
  Net Loan Originations                       (1,556)      (1,004)
  Purchases of Premises and Equipment             (4)          (6)
  Dividend on ARM Fund                            (9)         (36)
  Dividend on IMF Fund                           (27)        (105)
  Non-Cash Dividend - FHLB Stock                 (44)         (32)
                                           ----------      -------
Net Cash Provided by Investing Activities      4,049        3,931
                                           ----------      -------

                          GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Three Months Ended
                                                   March 31,
                                          -----------------------
                                               2000         1999
                                               ----         ----

CASH FLOW FROM FINANCING ACTIVITIES
  Net Decrease in Deposits                      (533)        (493)
  Net Increase/(Decrease) in
    Unapplied Loan Payments                       (7)           2
  Payment of Cash Stock Dividends               (238)        (206)
  Net Decrease in Advance Payments by
    Borrowers for Taxes and Insurance           (102)        (138)
  Net Decrease in FHLB Advances                 (193)      (2,757)
                                          ----------     ---------
Net Cash Used in Financing Activities         (1,073)      (3,592)
                                          ----------     ---------
NET CASH EQUIVALENTS                           3,710          914

CASH AND CASH EQUIVALENTS - January 1,         2,504        1,810
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - March 31,    $     6,213 $      2,724
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

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     The GS Financial Employee Stock Ownership Plan (the "ESOP") purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At March 31, 2000, there were 192,715 unallocated shares and the balance of the loan was $2.1 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 2.3 million for the three months ended March 31, 2000 and 2.6 million shares for the three months ended March 31, 1999. During the three months ended March 31, 2000 and 1999, the Company declared and paid cash dividends in the amount of $.09 and $.07 per common share, respectively.

(4) INVESTMENTS

                              March 31, 2000      December 31, 1999
                              --------------     -----------------
                                   (Dollars in thousands)
                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $  4,311    $  4,396   $  4,678  $  4,683
ARM Mutual Fund               239         232      1,390     1,381
IMF Mutual Fund             1,188         981      2,972     2,725
FHLMC Stock                    35       1,591         35     1,694
                           ------      ------     ------    ------
TOTAL INVESTMENTS        $  5,773    $  7,200   $  9,075  $ 10,483
                            =====       =====     ======    ======

(5) LOANS
                                       March 31,    December 31,
(Dollars in Thousands)                   2000           1999
                                      --------    -----------
Total Loans                           $ 72,040       $ 70,484
Allowance for Loan Losses                 (413)          (424)
Net Unearned Fees                            7              6
                                      --------       --------
TOTAL NET LOANS                       $ 71,634       $ 70,066
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 69,447       $ 67,648
Construction (1-4 family)                  531            646
Commercial Mortgages                     1,362          1,377
Other Mortgages                            434            446
Consumer (secured by deposits)             266            367
                                    ----------     ----------
TOTAL LOANS                           $ 72,040       $ 70,484
                                      ========       ========

Allowance for Loan Losses

                                       2000           1999
(Dollars in Thousands)                -----          -----
Beginning Balance, December 31,       $ 424          $ 463
  Provision for Losses                    -              -
  Loans Charged Off                      11              -
                                      -----          -----
Ending Balance, March 31,             $ 413          $ 463
                                      =====          =====

(6) MORTGAGE-BACKED SECURITIES

                                      March 31,         December 31,
                                        2000               1999
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed Rate (1-4 family)  $  9,841 $  9,590  $ 10,160 $  9,803
   FHLMC Fixed Rate (1-4 family)    1,273    1,243     1,328    1,297
   FNMA Fixed Rate (1-4 family)     5,170    5,044     5,255    5,175
                                   ------   ------    ------   ------
TOTAL MORTGAGE-BACKED SECURITIES $ 16,284 $ 15,877  $ 16,743 $ 16,275
                                   ======   ======    ======   ======

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

                                      March 31,         December 31,
                                        2000               1999
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   FNMA                          $  7,296 $  6,770  $  8,058 $  7,584
   FHLMC                           16,893   16,085    17,347   16,824
   Private Issue                   27,800   26,978    28,493   27,672
                                   ------   ------    ------   ------
TOTAL COLLATERALIZED MORTGAGE
  OBLIGATIONS                    $ 51,989 $ 49,833  $ 53,898 $ 52,080
                                   ======   ======    ======   ======

(8) INTEREST BEARING DEPOSITS

                                         March 31,     December 31,
                                           2000           1999
                                       ---------      -----------
                                         (Dollars in thousands)

     Passbook Savings                  $  20,164        $ 20,170
     Certificates of Deposits             38,449          39,002
     Interest Bearing Checking                24               -
                                         -------          ------
TOTAL INTEREST BEARING DEPOSITS        $  58,637        $ 59,172
                                         =======          ======

(9) FEDERAL HOME LOAN BANK ADVANCES

                                         March 31,     December 31,
                                           2000           1999
                                        ---------      -----------
                                          (Dollars in thousands)

 Amounts maturing within 1 year        $  39,756        $ 17,784
 Amounts maturing over 1 year             14,040          36,204
                                         -------          ------
TOTAL FEDERAL HOME LOAN BANK ADVANCES  $  53,796        $ 53,988
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

(11) RECOGNITION AND RETENTION PLAN

     On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of March 31, 2000, 125,028 shares had been awarded of which 25,000 had been earned and issued.

(12) TREASURY STOCK

     Through April 12, 2000, the Company has repurchased 941,054 shares reducing outstanding shares to 2,497,446. This brings the Company's total investment in stock repurchased to $13.9 million. The Company is currently in the process of repurchasing 300,000 shares over the next year beginning on April 1, 2000.

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other
Expenses.

                                           For the Three Months Ended
                                                    March 31,
                                            -----------------------
                                               2000         1999
                                               ----         ----
Office Supplies & Telephone                 $ 27,004      $ 28,699
Bank Shares and Franchise Tax                101,572        87,157
Data Processing                               35,735        19,741
Advertising                                    2,155        14,151
Supervisory Fees                              13,791        21,086

Item 2
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Economic circumstances, the Company's operations, and actual results could differ significantly from those discussed in the forward-looking statements. The major factors that could cause or contribute to such differences include, but are not limited to, changes in the local economy as well as fluctuations in prevailing interest rates. Other forward-looking statements are made concerning the amount and adequacy of the allowance for loan losses.

GENERAL

     The Company's principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It's principal products include mortgage loans, passbook savings accounts, certificates of deposit, and demand deposit accounts. The Association also invests in short-term and long-term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities, and mortgage-backed securities.

The following discussion compares the financial condition of GS
Financial Corp. at March 31, 2000 to December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999.

CHANGES IN FINANCIAL CONDITION

     At March 31, 2000, the assets of the Company totaled $157.4 million, a decrease of $.6 million from December 31, 1999 when total assets were $158.0 million. The first quarter of 2000 saw continued loan growth from 1999 with a slight improvement from the growth experienced during the first quarter of 1999. Prepayments on the Company's mortgage derivative instruments slowed increasing their yields. By contrast, the first quarter of 1999, was characterized by rapid prepayments and somewhat lesser than expected yields. During both three-month periods, the Company's interest bearing deposits decreased as more reliance was placed on wholesale funds. For the first time in 2000, the Company offered interest-bearing checking accounts.

     Growth in the mortgage loan portfolio increased from the first quarter of 1999. Net loans increased $1.5 million for the first quarter of 2000 compared to $1.0 million for the three months ended March 31, 1999. Loans receivable at March 31, 2000 totaled $71.6 million, up 2% from December 31, 1999. The increase in both years came primarily from loans on 1-4 family residential dwellings.

     Collateralized mortgage obligations decreased $2.3 million, or 4%, to $49.8 million at March 31, 2000 compared to $52.1 million at December 31, 1999. The slowing of payments on these instruments from 1999 to 2000 can be attributed to higher short-term interest rates and the related rise in mortgage rates.

     Mortgage-backed securities decreased $.4 million to $15.9 at March 31, 2000, compared to $16.3 million at December 31, 1999. This represents a decrease of 2%. Rising interest rates had a similar slowing effect on prepayments as that experienced by the Company's collateralized mortgage obligations.

     During the first quarter of 2000, the Company used cash flows from its investment portfolio to fund loan growth and deposit decreases. Investment securities decreased 31% to $7.2 million at March 31, 2000 compared to $10.5 million at December 31, 1999. The Company invested excess cash from mortgage-derivative paydowns in short term qualified thrift mutual funds.

     At March 31, 2000 the Company's investment in Federal Funds sold was $4.1 million. This amount is substantially higher than the amount usually maintained in Federal Funds due to a dividend received by the Company from the Association for the Company's pending stock repurchases.

     Interest-bearing deposits decreased $.6 million in the quarter ended March 31, 2000. This represented a 1% decline from $59.2 million in interest bearing deposits at December 31, 1999, compared to $58.6 million at March 31, 2000.

     During the quarter ended March 31, 2000, the Company's borrowings from the Federal Home Loan Bank decreased $.2 million from $54.0 million at December 31, 1999 compared to $53.8 million at March 31, 2000. At March 31, 2000, the Company's borrowings consisted of $34.7 million of fully amortizing advances from the Federal Home Loan Bank (FHLB) as well as $19.1 million in balloon obligations from the FHLB. This was due to scheduled paydowns of the Company's FHLB advances which is part of its leveraged investing program.

     Stockholders' equity was unchanged at $43.5 million from December 31, 1999 to March 31, 2000. This was due to the net effects of $.3 million in net income for the three months ended March 31, 2000; $.1 million due to the retirement of ESOP debt; $.2 million in cash dividends paid and a $.2 million reduction in other comprehensive income.

RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended March 31, 2000 was $.3 million which was unchanged from the first quarter of 1999. An increase in interest income in the first quarter of 2000 compared to the first quarter of 1999 was offset by increases in interest expense, losses on investments, other expenses and income tax expense.

INTEREST INCOME

     Total interest income for the quarter ended March 31, 2000 was $2.8 million compared to $2.6 million for the quarter ended March 31, 1999. This represents an increase of $.2 million, or 8%. The increases over the three-month periods were due to increases in interest on collateralized mortgage obligations ("CMOs") and mortgage loans which were partially offset by decreases in interest income from investment securities and mortgage-backed securities.

     For the three months ended March 31, 2000, average total interest-earning assets were $154.6 million with an annualized yield of 7.24%. For the same period in 1999 average total interest earning assets was $150.0 million yielding 6.91%.

     Interest on loans increased $.1 million to $1.4 million for the three months ended March 31, 2000 compared to $1.3 million for the three months ended March 31, 1999. During the first quarter of 2000, the average loan portfolio balance was $70.8 million and yielded 7.94%. The average balance of the loan portfolio for the three months ended March 31, 1999 was $64.2 million (net). The average annualized yield on loans for the three months ended March 31, 1999 was 8.0%.

     Interest on mortgage-backed securities was unchanged at $.3 million for three months ended March 31, 2000 and 1999. During the three months ended March 31, 2000, the average balance of the Company's portfolio of mortgage-backed securities was $16.5 million yielding 6.9% while the average balance for the three months ended March 31, 1999 was $21.7 million which yielded 6.33%. The increased yield in the first quarter of 2000 was due to the slowing of prepayments and the maturity of some lower coupon instruments during 1999.

     During the three months ended March 31, 2000 the average balance of the Company's portfolio of CMOs was $54.1 million with an annualized yield of 6.81%. For the same period in 1999, the average balance was $38.3 million which yielded 6.0%. To date in 2000 the Company has earned $.9 million in interest on CMOs which is an increase of $.3 million compared to the three months ended March 31, 1999. This represents an increase of 50% from 1999 to 2000. Most of these investments are part of the Company's wholesale growth strategy of leveraged investing. During the latter part of 1998 and early 1999, the yield on the Company's investment in CMOs had been reduced by the rapid prepayment of these bonds due to sustained low national market interest rates.

     Interest income on investment securities was $.1 million for the three months ended March 31, 2000 compared to $.3 million for the three months ended March 31, 1999. The average balance of investment securities was $8.8 million which yielded 5.0% during the three months ended March 31, 2000 compared to $21.9 million yielding 6.0% for the three months ended March 31, 1999. The reduction in yield for the three months ended March 31, 2000 has been due to the Company's FHLMC stock representing a larger percentage of the Company's investment portfolio.

     Other interest income, consisting of interest income on overnight Federal Funds sold, interest bearing deposits in other financial institutions, and dividends on FHLB stock, remained substantially unchanged from the three months ended March 31, 2000 and 1999 at $.06 million and $.05 million, respectively.

PROVISION FOR LOAN LOSSES

     The Company had no provision for loan loss for the quarters ended March 31, 2000 and 1999. The Allowance for Loan Loss (the "ALL") is reviewed quarterly and is based on each individual loan's performance as well as the estimated value of the underlying collateral. The Company employs the reserve method of accounting for its ALL.

INTEREST EXPENSE

     The Company's total interest expense increased $.2 million to $1.4 million for the three months ended March 31, 2000 compared to $1.2 million for the three months ended March 31, 1999. Average total interest bearing liabilities were $110.0 million at a cost of 4.97% for the three months ended March 31, 2000. For the same period in 1999 the average balance of interest bearing liabilities was $104.3 million costing 4.7%. The rise in cost of funds was due to the effects of rising short-term national interest rates and the Company's increased use of FHLB advances as part of its leveraged investing program.

     The average balance of interest bearing deposits was $58.4 million for the three months ended March 31, 2000 costing 4.3%. Average interest bearing deposits for the three months ended March 31, 1999 was $60.7 million costing 4.21%. Interest expense on interest bearing deposits was $.6 million for the three months ended March 31, 2000 and 1999.

    The average balance of FHLB advances was $51.7 million at an annualized cost of 5.8% for the three months ended March 31, 2000. Both the cost and average balance increased from the three months ended March 31, 1999, during which the average balance of the Company's FHLB advances was $43.7 million with an annualized cost of 5.48%.

OTHER EXPENSES

     Other expenses for the three months ended March 31, 2000 and 1999 were $.8 million. Please refer to the consolidated statement of operations or note 13, Other Expenses, included in this report, for the detail on the differences in the two quarters ending March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company.

     The Company's primary sources of funds are interest bearing customer deposits, FHLB advances and maturities of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

     The Association is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Association utilizes a combination of cash on hand, certain money market investments, and deposits in other financial institutions, as well as U.S. Government and Agency issued securities. As of March 31, 2000, the Association's liquidity stood at 60.8%, or $63.5 million in excess of the minimum requirement.

     The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk -based capital (8.0%). As of March 31, 2000, the Association's tangible and core capital amounted to $28.0 million, or 18.4% of adjusted total assets, while the Association's risk-based capital was $28.4 million, or 52.3% of total adjusted risk-weighted assets.

Year 2000

    The Company experienced no problems during the rollover to the Year 2000. The Company is continuing to monitor its information systems throughout the Year 2000 to ensure total Year 2000 compliance.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risk are presented at December 31, 1999 in the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2000. Management believes there have been no material changes in the Company's market risk since December 31, 1999.

Part II - Other Information

Item 1 - Legal Proceedings
     There are no matters required to be reported under this item.

Item 2 - Changes in Securities
     There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities
     There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders

     On March 24, 2000, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held on April 25, 2000 ("Annual Meeting"). There were two issues considered at the Annual Meeting, the election of three directors and the ratification of the appointment of the Company's independent auditors. Both issues passed by the vote reflected below. In addition to the directors elected to three-year terms at the Annual Meeting, the following persons had term of office as a director which continued after the Annual Meeting: Donald C. Scott, Bruce A. Scott, Victor Kirschman, Mannie D. Paine, Jr., Kenneth B. Caldcleugh, and Bradford A. Glazer.

Approval of the election of Stephen L. Cory to a three year term as director.

     For          Withheld
     ---          --------
  2,304,488        97,049

Approval of the election of J. Scott Key to a three year term as director.

     For          Withheld
     ---          --------
  2,304,888        96,649

Approval of the election of Albert J. Zahn, Jr. to a three year term as director.

     For          Withheld
     ---          --------
  2,304,888        96,649

Approval to ratify the appointment of LaPorte, Sehrt, Romig and Hand as the Company's independent auditors for the year ending December 31, 2000.

     For          Against          Abstained
     ---          -------          ---------
  2,356,748        39,669            5,120

     The matters considered at the Annual Meeting were discretionary items and there were no broker non-votes.

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

                         GS FINANCIAL CORP.




DATE: May 12, 2000         BY:/s/ Donald C. Scott
                              -------------------
                              DONALD C. SCOTT, CHAIRMAN OF THE
                              BOARD, PRESIDENT AND
                              CHIEF EXECUTIVE OFFICER




DATE: May 12, 2000         BY:/s/ Glenn R. Bartels
                              --------------------
                              GLENN R. BARTELS
                              CONTROLLER
18


19