Form 10-Q
period 2000-06-30
GS FINANCIAL CORP
filed 2000-08-11
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended June 30, 2000

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

            x   Yes                           No

As of August 11, 2000, there were 1,995,446 shares of the Registrant's Common stock outstanding. The financial statements contained within this Form 10-Q at and for the three and six months ended June 30, 2000 and 1999 represent the consolidated financial position and results of operations of GS Financial Corp.











                          GS Financial Corp.

                              Form 10-Q

                     Three Months ended June 30, 2000

                           Table of Contents

Part I - Financial Information

Item 1   Financial Statements

Consolidated Balance Sheets
(as of June 30, 2000 Unaudited and December 31, 1999 Audited)         3

Consolidated Statements of Operations
(For the three and six months ended June 30, 2000 and 1999 Unaudited) 4

Consolidated Statements of Changes in Stockholders' Equity
(For the six months ended June 30, 2000 and 1999 Unaudited)           5

Consolidated Statements of Cash Flows
(For the six months ended June 30, 2000 and 1999 Unaudited)         6-7

Notes to Consolidated Financial Statements                         7-12

Item 2   Management's Discussion and Analysis of Financial
Condition and Results of Operations                               12-17

Item 3   Quantitative and Qualitative Disclosures about
Market Risk                                                          17

Part II   Other Information                                          17

Item 1    Legal Proceedings                                          17

Item 2    Changes in Securities                                      17

Item 3    Defaults Upon Senior Securities                            17

Item 4    Submission of Matters to a Vote of Security Holders        17

Item 5    Other Information                                          18

Item 6    Exhibits and Reports on Form 8-K                           18

                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in Thousands)
                              (Unaudited)

                              June 30, 2000  December 31, 1999
                            ---------------  -----------------
                             ASSETS

Cash and Due from Banks     $         83       $       145
Interest Bearing Deposits
  in Other Banks                   2,291             1,759
Federal Funds Sold                 1,675               600
Investment Securities              6,641            10,483
Loans (Net)                       72,356            70,066
Mortgage-Backed Securities        12,180            16,275
Collateralized Mortgage
  Obligations                     47,669            52,080
Accrued Interest Receivable          700               750
Premises & Equipment               2,581             2,646
Other Assets                       3,523             3,178
                             -----------        ----------
TOTAL ASSETS                $    149,699       $   157,982
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits    $    56,768       $    59,172
Non-Interest Bearing Deposits        843               811
Borrowings                        52,550            53,988
Other Liabilities                    664               463
                             -----------        ----------
TOTAL LIABILITIES                110,825           114,434

                       STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,932            33,856
Treasury Stock                   (16,902)          (11,978)
Accumulated Other
  Comprehensive Income              (648)             (580)
Unearned ESOP Stock               (1,787)           (1,927)
Unearned RRP Trust Stock          (1,974)           (1,974)
Other Stockholders' Equity        26,253            26,151
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        38,874            43,548
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $    149,699       $   157,982
                             ===========        ==========

                            GS Financial Corp.
                  Consolidated Statements of Operations
              (Dollars in Thousands, except per share data)
                               (Unaudited)
                            For the three Months  For the six Months
                                ended June 30,     ended June 30,
                                2000     1999      2000     1999
                          ----------------------------------------
INTEREST INCOME (from)
  Loans                       $ 1,429  $ 1,316   $ 2,834  $ 2,607
  Mortgage-Backed Securities      254      318       538      661
  Investment Securities           100      263       225      592
  Collateralized Mortgage
    Obligations                   893      549     1,813    1,126
  Other Interest Income           146       62       210      111
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,822    2,508     5,620    5,097
                                -----    -----     -----    -----
INTEREST EXPENSE (on)
  Deposits                        634      636     1,257    1,275
  FHLB Advances                   768      576     1,512    1,174
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE          1,402    1,212     2,769    2,449
                                -----    -----     -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,420    1,296     2,851    2,648
PROVISION FOR LOAN LOSSES           -        -         -        -
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,420    1,296     2,851    2,648
                                -----    -----     -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments     (199)     (10)     (259)     (17)
  Other Income                      3        2         5        6
                                -----    -----     -----    -----
TOTAL NON-INTEREST INCOME        (196)     ( 8)     (254)     (11)
OTHER EXPENSES
  Compensation and Benefits       525      505     1,053    1,019
  Net Occupancy Expense            76       72       156      140
  Other Expenses                  267      241       493      461
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES              868      818     1,702    1,620
                                -----    -----     -----    -----
INCOME BEFORE TAX EXPENSE         356      470       895    1,017
INCOME TAX EXPENSE                133      161       340      362
                                -----    -----     -----    -----
NET INCOME                      $ 223    $ 309    $  555   $  655
                                =====    =====     =====    =====
EARNINGS PER SHARE - PRIMARY    $ .11    $ .13     $ .25   $  .27
EARNINGS PER SHARE - DILUTED    $ .11    $ .13     $ .25   $  .27

                                                                               GS Financial Corp.
                                            Consolidated Statements of Changes in Stockholders' Equity
                                                 For The Six Months Ended June 30, 2000, and 1999
                                                                            (Dollars in Thousands)
                                                                                    (Unaudited)

                                                                                                   Accumulated
                                    Additional               Unearned    Unearned                  Other             Total
                        Common      Paid-In   Treasury       ESOP        RRP Trust  Retained       Comprehensive     Stockholders'
                        Stock       Capital   Stock          Stock       Stock      Earnings       Income            Equity
BALANCE AT
  DECEMBER 31, 1998     $  34       $33,810   $ (8,324)      $ (2,208)   $ (2,193)  $ 25,622       $  1,768          $ 48,509

Net Income-6 months
  Ended June 30, 1999       -             -          -              -           -        655              -               655

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -          -              -           -          -           (942)             (942)

Purchase of Treasury Stock  -             -     (3,654)             -           -          -              -            (3,654)

Retirement of ESOP Debt     -            74          -            140           -          -              -               214

Cash Dividends Paid         -             -          -              -           -       (443)             -              (443)

BALANCE AT
  June 30, 1999          $ 34     $  33,884   $(11,978)       $(2,068)    $(2,193)  $ 25,834       $    826          $ 44,339

BALANCE AT
  DECEMBER 31, 1999      $ 34     $  33,822   $(11,978)       $(1,927)    $(1,974)  $ 26,151       $   (580)         $ 43,548

Net Income-6 months
  Ended June 30, 2000       -             -          -              -           -        555              -               555

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes              -             -          -              -           -          -            (68)              (68)

Purchase of Treasury Stock  -             -     (4,924)             -           -          -              -            (4,924)

Retirement of ESOP Debt     -            76          -            140           -          -              -               216

Cash Dividends  Paid        -             -          -              -           -       (453)             -              (453)

BALANCE AT
  JUNE 30, 2000         $  34      $ 33,898  $ (16,902)       $(1,787)    $(1,974)  $ 26,253       $   (648)        $  38,874





                           GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Six Months Ended
                                                   June 30,
                                          -----------------------
                                                2000         1999
                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $     555     $    655
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                               70           53
       Premiums Amortized                        (47)         131
       Loss on Sale of Loans                       -            5
       Loss on Sale of Foreclosed Real Estate      -            3
       Net Loan Fees                              (1)           -
       ESOP Expense                              185          179
       RRP Expense                                78           77
       Loss on Sale of Investments               259           12
  (Increase)/Decrease in Prepaid Income Tax      (44)          69
   Changes in Deferred Income Tax               (263)          12
   Changes in Operating Assets and Liabilities:
   Decrease/(Increase) in Accrued
     Interest Receivable                          50          (18)
  (Increase) in Deferred Charges                 (51)         (57)
  (Decrease)/Increase in Accrued Income Tax      (18)           9
   Increase/(Decrease) in Other Liabilities      176         (143)
   Decrease/(Increase) in Other Assets             2          ( 3)
                                               ------       -------
Net Cash Provided by Operating Activities        951          984

CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of ARM Mutual Fund                1,039          103
  Purchase of CMOs                                 -      (15,422)
  Proceeds from Maturities of CMOs             4,370       11,940
  Proceeds from Maturities of Available-
    For-Sale Securities                          411        3,015
  Proceeds from Maturities of
     Mortgage-Backed Securities                1,011        4,042
  Sale/(Purchase) of IMF Mutual Fund (Net)     2,427       (1,703)
  Proceeds from Sales of Mortgage-
    Backed Securities                          3,125            -
  Net Loan Originations                       (2,278)      (1,868)
  Purchases of Premises and Equipment            ( 4)         ( 7)



                          GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                           For the Six Months Ended
                                                   June 30,
                                          -----------------------
Cash Flows from Investing Activities (Continued)
                                               2000         1999
                                               ----         ----
  Dividend on ARM Fund                           (15)        ( 40)
  Dividend on IMF Fund                           (36)        (205)
  Investment in Foreclosed Real Estate          (116)           -
  Purchase of FHLB Stock                           -         (133)
  Non-Cash Dividend - FHLB Stock                (139)         (63)
                                           ----------      -------
Net Cash Provided By/(Used) in
  Investing Activities                         9,795         (341)
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Decrease in Deposits                    (2,363)        (812)
  Purchases of Treasury Stock                 (4,924)      (3,654)
  Net (Decrease)/Increase in
    Unapplied Loan Payments                       (6)           3
  Payment of Cash Stock Dividends               (453)        (443)
  Net (Decrease)/Increase in Advance Payments
    by Borrowers for Taxes and Insurance         (16)           3
  Net (Decrease)/Increase in FHLB Advances    (1,439)       4,445
                                          ----------     ---------
Net Cash (Used in) Financing Activities       (9,201)        (458)
                                          ----------     ---------
NET CASH EQUIVALENTS                           1,545          185

CASH AND CASH EQUIVALENTS - January 1,         2,504        1,810
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - June 30,     $     4,049 $      1,995
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

     The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     The GS Financial Employee Stock Ownership Plan ("ESOP") purchased 275,080 shares of the Company's common stock on April 1, 1997, financed by a loan from the Company, as part of the Company's Conversion from mutual to stock form of organization. The loan is secured by those ESOP shares not yet allocated to plan participants. At June 30, 2000, there were 192,715 unallocated shares and the balance of the loan was $2.0 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were 2,085,362 for the three months ended June 30, 2000 and 2,319,027 shares for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, average weighted shares outstanding were 2,214,296 and 2,459,532 shares, respectively. During the three months ended June 30, 2000 and 1999, the Company declared and paid cash dividends in the amount of $.09 per common share.





(4) INVESTMENTS
                              June 30, 2000      December 31, 1999
                              --------------     -----------------
                                   (Dollars in thousands)
                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $  4,268    $  4,288   $  4,678  $  4,683
ARM Mutual Fund               360         351      1,390     1,381
IMF Mutual Fund               688         545      2,972     2,725
FHLMC Stock                    35       1,457         35     1,694
                           ------      ------     ------    ------
        Total            $  5,351    $  6,641   $  9,075  $ 10,483
                           ======      ======     ======    ======

(5) LOANS
                                        June 30,    December 31,
(Dollars in Thousands)                   2000           1999
                                      --------    -----------
Total Loans                           $ 72,762       $ 70,484
Allowance for Loan Losses                 (413)          (424)
Net Unearned Fees                            7              6
                                      --------       --------
TOTAL NET LOANS                       $ 72,356       $ 70,066
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 69,834       $ 67,648
Construction (1-4 family)                  768            646
Commercial Mortgages                     1,297          1,377
Other Mortgages                            627            446
Consumer (secured by deposits)             236            367
                                    ----------     ----------
TOTAL LOANS                           $ 72,762       $ 70,484
                                      ========       ========

Allowance for Loan Losses

(Dollars in Thousands)                 2000           1999
                                      -----          -----
Beginning Balance, March 31,          $ 413          $ 463
  Provision for Losses                    -              -
  Loans Charged Off                       -              -
                                      -----          -----
Ending Balance, June 30,              $ 413          $ 463
                                      =====          =====




(6) MORTGAGE-BACKED SECURITIES

                                       June 30,         December 31,
                                        2000               1999
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed-Rate (1-4 family)  $  9,485 $  9,205  $ 10,160 $  9,803
   FHLMC Fixed-Rate (1-4 family)    1,213    1,186     1,328    1,297
   FNMA Fixed-Rate (1-4 family)     1,838    1,789     5,255    5,175
                                   ------   ------    ------   ------
TOTAL MORTGAGE-BACKED SECURITIES $ 12,536 $ 12,180  $ 16,743 $ 16,275
                                   ======   ======    ======   ======

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

                                       June 30,         December 31,
                                        2000               1999
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   FNMA                          $  6,485 $  6,017  $  8,058 $  7,584
   FHLMC                           16,183   15,411    17,347   16,824
   Private Issue                   26,919   26,241    28,493   27,672
                                   ------   ------    ------   ------
TOTAL COLLATERALIZED MORTGAGE
  OBLIGATIONS                    $ 49,587 $ 47,669  $ 53,898 $ 52,080
                                   ======   ======    ======   ======

(8) INTEREST BEARING DEPOSITS

                                          June 30,     December 31,
                                           2000           1999
                                       ---------      -----------
                                         (Dollars in thousands)

     Passbook Savings                  $  19,179        $ 20,170
     Certificates of Deposits             37,470          39,002
     NOW Accounts                            119               -
                                         -------          ------
TOTAL INTEREST BEARING DEPOSITS        $  56,768        $ 59,172
                                         =======          ======


(9) FEDERAL HOME LOAN BANK ADVANCES

                                          June 30,     December 31,
                                           2000           1999
                                        ---------      -----------
                                          (Dollars in thousands)

 Amounts maturing within 1 year        $  19,285        $ 17,784
 Amounts maturing over 1 year             33,265          36,204
                                         -------          ------
TOTAL FEDERAL HOME LOAN BANK ADVANCES  $  52,550        $ 53,988
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

(11) RECOGNITION AND RETENTION PLAN

     On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. The RRP Plan calls for 137,540 shares of stock to be granted to plan participants. By January 16, 1998, the Company had acquired in open market transactions a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense commensurate with the expiration of the ten year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of June 30, 2000, 25,000 shares have been distributed to 1999. participants of the plan.

(12) TREASURY STOCK

     On April 1, 2000, the Company realized its three year anniversary of the initial public offering of its common stock and is now exempt from previous OTS limitations regarding the purchase of Treasury stock. At June 30, 2000, the Company had repurchased 1,191,054 shares of its outstanding common stock at a cost of $16.9 million. Since that time the Company has made additional acquisitions of its outstanding shares. As of August 11, 2000, the Company had acquired a total of 1,443,054 shares of Treasury stock at an average price of $13.98 per common share.

(13) OTHER EXPENSES

     Listed below are major recurring components comprising Other
Expenses.

                                           For the Three Months Ended
                                                    June 30,
                                            -----------------------
                                               2000          1999
                                               ----          ----
Office Supplies & Telephone                 $ 30,939     $ 32,186
Bank Shares and Franchise Tax                116,054       87,138
Data Processing                               31,248       18,366
Advertising                                   19,360        9,739
Supervisory Fees                              13,790       19,544

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

GENERAL

     The Company's principal business is conducted through its wholly-owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It's principal products include mortgage loans, passbook savings accounts, certificates of deposit, and interest and non-interest bearing demand deposit accounts. The Association also invests in short-term and long-term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities, and mortgage-backed securities.

     The following discussion compares the financial condition of GS Financial Corp. at June 30, 2000 to December 31, 1999 and the results of operations for the three months and six months ended June 30, 2000 and 1999.

CHANGES IN FINANCIAL CONDITION

     At June 30, 2000, the assets of the Company totaled $149.7 million, a decrease of $8.3 million, or 5%, from $158.0 million at December 31, 1999. The six months ended June 30, 2000 were characterized by growth in the Company's portfolio of mortgage loans while interest-bearing deposits and FHLB advances decreased. The funding for these changes was facilitated through the sale and regular amortization of the Company's mortgage-backed securities and collateralized mortgage obligations.

     Loans receivable increased by $2.3 million, or 3%, to $72.4 million at June 30, 2000 compared to $70.1 million at December 31, 1999. The increase came primarily in loans on 1-4 family residential dwellings.

     Collateralized mortgage obligations decreased $4.4 million, or 8%, to $47.7 million at June 30, 2000 compared to $52.1 million at December 31, 1999. The Company's portfolio of CMOs consists of fixed rate, AAA rated bonds issued by FHLMC, FNMA and various private companies such as Countrywide. During the last three months of 1999 and first three months of 2000, monthly principal payments from these instruments slowed. However, the three months ended June 30, 2000 and into July, 2000 have seen a trend of increased principal cash flow from these investments.

     Mortgage-backed securities decreased $4.1 million, or 25%, to $12.2 million at June 30, 2000 compared to $16.3 million at December 31, 1999. This was due to the continued pay-downs of these instruments totaling $1.0 million and the sale of $3.1 million of mortgage-backed securities in May, 2000. These bonds were liquidated to provide funds for mortage loans and other cash needs.

     Investment securities decreased $3.9 million, or 37%, to $6.6 million at June 30, 2000 compared to $10.5 million at December
31, 1999. This reduction is the result of the maturity of some of the Company's bonds, net redemption of the Adjustable Rate Mutual Fund and Intermediate Mortgage Fund, and a reduction in the market value of the Company's FHLMC common stock.

     Interest bearing deposits decreased $2.4 million, or 4% to $56.8 million at June 30, 2000 compared to $59.2 million at December 31, 1999.

     The Company's borrowings decreased $1.4 million, or 3%, to $52.6 million at June 30, 2000 compared to $54.0 million at December 31, 1999. The Company's borrowings consist of $31.0 million of fully amortizing advances from the Federal Home Loan Bank (FHLB) as well as $21.6 million in balloon obligations from the FHLB.

     Stockholders' equity decreased $4.6 million, to $38.9 million at June 30, 2000 compared to $43.5 million at December
31, 1999. The decrease was mainly due to the acquisition of $4.9 million of Treasury Stock in April and May 2000, net income of $.6 million, a decrease in comprehensive income of $.1 million, dividends paid of $.4 million and the net effects of the reduction of the ESOP debt totaling $.2 million.

RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the three months ended
June 30, 2000 of $.2 million which was a decrease of $.1 million compared to $.3 million for the three months ended June
30, 1999. This represents earnings of $.11 per common share for the three months ended June 30, 2000 compared to $.13 per common share for the three months ended June 30, 1999. The decrease was due to losses realized by the Company on the sale of investments totaling $.2 million. For the six months ended June 30, 2000, net income was $.6 million, or $.25 per common share, compared to $.7 million, or $.27 per common share, for the six months ended June 30, 1999.

INTEREST INCOME

     Total interest income increased $.3 million, or 12.0%, to $2.8 million for the three months ended June 30, 2000 compared to $2.5 million for the three months ended June 30, 1999. This was due primarily to increases in interest on collateralized mortgage obligations and mortgage loans, which was partially offset by decreases in interest income from mortgage-backed securities.
Total interest income increased $.5 million, or 10%, for the six months ended June 30, 2000 to $5.6 million compared to $5.1 million for the six months ended June 30, 1999.

     Interest on loans increased $.1 million, or 8%, to $1.4 million for the three months ended June 30, 2000 compared to $1.3 million for the three months ended June 30, 1999. This was due primarily to growth in the loan portfolio. The average balance of the loan portfolio for the three months ended June 30, 2000 was $71.5 million (net) compared to $65.3 million (net) for the three months ended June 30, 1999. The average annualized yield on loans for the three months ended June 30, 2000 and 1999 was 7.99% and 8.06% respectively. Interest on loans for the six months ended June 30, 2000 was $2.8 million compared to $2.6 million for the six months ended June 30, 1999. The six month results equated to yields of 7.92% and 7.99% on average balances of $71.6 million and $65.2 million, respectively, for the six months ended June 30, 2000 and 1999.

     Interest on mortgage-backed securities decreased $.1 million, or 33%, to $.2 million for the three months ended June 30, 2000 compared to $.3 million for the three months ended June 30, 1999. For the three months ended June 30, 2000 the average balance of mortgage-backed securities was $14.7 million; for the same period in 1999 the average balance was $19.7 million. The average annualized yield of mortgage-backed securities was 6.9% for the three months ended June 30, 2000 compared to 6.5% for the same period in 1999.

     For the three months ended June 30, 2000, the Company has earned $.9 million in interest on its collateralized mortgage obligations. This represents a yield of 6.85% on an average balance of $52.1 million. For the same such period in 1999 interest on CMOs was $.5 million on an average balance of $36.2 million yielding 6.06%. For the six months ended June 30, 2000, interest on CMOs was $1.8 million on an average balance of $51.9 million representing a yield of 6.98%. For the six months ended June 30, 1999, interest on CMOs was $1.1 million on an average balance of $37.3 million which yielded 6.04%.

     Interest income from investment securities decreased $.2 million, or 67%, to $.1 million for the three months ended June 30, 2000 compared to $.3 million for the three months ended June 30, 1999. The results for the second quarter of 2000 reflected an annualized yield of 5.58% on an average balance of $7.1 million in investment securities while the second quarter 1999's annualized yield was 3.94% on an average balance of $26.7 million. For the six months ended June 30, 2000, interest on investment securities was $.2 million on an average balance of $8.0 million compared to $.6 million on an average balance of $20.8 million. This represents yields of 5.65% and 5.68%, respectively, for the six months ended June 30, 2000 and 1999.

     Other interest income consists mainly of interest income on overnight Federal Funds sold and interest bearing deposits in other financial institutions. Other interest income was $.15 million for the three months ended June 30, 2000, compared to $.06 million for the three months ended June 30, 1999. This represents an increase of 150.0% and was due to the fact that the Company is keeping more in Federal Funds sold due to this year's stock buy-back programs and the Company's receipt of a one time special dividend on its Federal Home Loan Bank stock received in April 2000.








PROVISION FOR LOAN LOSSES

     The Company had no provision for loan loss for the quarters ended June 30, 2000 and 1999. The Allowance for Loan Loss (ALL) is reviewed quarterly and is based on each individual loan's performance as well as the estimated value of the underlying collateral. The Company employs the reserve method of accounting for its ALL.

INTEREST EXPENSE

     The Company's total interest expense increased $.2 million, or 17%, to $1.4 million for the three months ended June 30, 2000 compared to $1.2 million for the three months ended June 30, 1999. The increase was due to an increase in interest expense of $.2 million on advances from the Federal Home Loan Bank. The Company's overall cost of funds increased from 4.76% (annualized) for the three months ended June 30, 1999 to 5.11% (annualized) for the same period in 2000. The increased cost of funds was due to the increase of Federal Home Loan Bank Advances as a percentage of total interest-bearing funds and to the Federal Reserve's increases in short-term rates over the last twelve months. While the amount of interest paid on interest-bearing deposits was unchanged at $.6 million, the cost for the three months ended June 30, 2000 was 4.41% compared to 4.23% for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company's overall cost of funds was 5.03% on an average balance of interest-bearing liabilities of $110.0 million. For the six months ended June 30, 1999, the Company's cost of funds was 4.75% on an average balance of interest-bearing liabilities of $103.1 million. The cost of the Company's advances from the Federal Home Loan Bank increased from 5.53% (annualized) for the three months ended June 30, 1999, compared to 5.86% (annualized) for the three months ended June 30, 2000.

OTHER EXPENSES

     Other expenses for the three months ended June 30, 2000 were $.9 million compared to $.8 million for the three months ended June 30, 1999. This represents an increase of $.1 million, or 13%. The change was the result of increases in compensation expense, data processing expense and miscellaneous taxes. Operating expenses for the six months ended June 30, 2000 reflected a similar $.1 million increase compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company.

     The Company's primary sources of funds are interest-bearing customer deposits, advances from the Federal Home Loan Bank and maturities of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

     The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments, and deposits in other financial institutions, as well as U.S. Government and Agency issued securities. As of June 30, 2000, the Company's liquidity stood at 60.5%, or $61.5 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk -based capital (8.0%). As of June 30, 2000, the Company's tangible and core capital amounted to $28.3 million, or 19.3% of adjusted total assets, while the Company's risk-based capital was $28.7 million, or 54.8% of total adjusted risk-weighted assets.

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

                           GS FINANCIAL CORP.




DATE: August 11, 2000      BY:/s/Donald C. Scott
                              ------------------
                              DONALD C. SCOTT, CHAIRMAN OF THE
                              BOARD, PRESIDENT AND
                              CHIEF EXECUTIVE OFFICER




DATE: August 11, 2000      BY:/s/Glenn R. Bartels
                              -------------------
                              GLENN R. BARTELS
                              CONTROLLER



9