Form 10-Q
period 2000-09-30
GS FINANCIAL CORP
filed 2000-11-15
CIK 1029630

United States
            Securities and Exchange Commission
                   Washington, D.C. 20549

                         Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three months ended September 30, 2000

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

            x   Yes                           No

As of November 10, 2000, there were 1,995,446 shares of the Registrant's Common stock outstanding, net of Treasury shares. The financial statements contained within this Form 10-Q at and for the three and nine months ended September 30, 2000 and 1999 represent the consolidated financial position and results of operations of GS Financial Corp.










                          GS Financial Corp.

                              Form 10-Q

                     Three Months ended September 30, 2000

                           Table of Contents

Part I - Financial Information

Item 1   Financial Statements

Consolidated Balance Sheets
(as of September 30, 2000 Unaudited and December 31, 1999 Audited)          3

Consolidated Statements of Operations
(For the three and nine months ended September 30, 2000 and 1999 Unaudited) 4

Consolidated Statements of Changes in Stockholders' Equity
(For the nine months ended September 30, 2000 and 1999 Unaudited)           5

Consolidated Statements of Cash Flows
(For the nine months ended September 30, 2000 and 1999 Unaudited)         6-7

Notes to Consolidated Financial Statements                               7-12

Item 2   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     12-19

Item 3   Quantitative and Qualitative Disclosures about
Market Risk                                                                19

Part II   Other Information                                                19

Item 1    Legal Proceedings                                                19

Item 2    Changes in Securities                                            19

Item 3    Defaults Upon Senior Securities                                  19

Item 4    Submission of Matters to a Vote of Security Holders              19

Item 5    Other Information                                                19

Item 6    Exhibits and Reports on Form 8-K                                 20













                          GS Financial Corp.
                     Consolidated Balance Sheets
                        (Dollars in Thousands)

                         September 30, 2000  December 31, 1999
                            (Unaudited)           (Audited)
                         ------------------  -----------------
                             ASSETS

Cash and Due from Banks     $        440       $       145
Interest-Bearing Deposits
  in Other Banks                   1,689             1,759
Federal Funds Sold                 4,235               600
Investment Securities              6,769            10,483
Loans (Net)                       73,554            70,066
Mortgage-Backed Securities         8,428            16,275
Collateralized Mortgage
  Obligations                     54,009            52,080
Accrued Interest Receivable          757               750
Premises & Equipment               2,557             2,646
Other Assets                       3,503             3,178
                             -----------        ----------
TOTAL ASSETS                $    155,941       $   157,982
                             ===========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest-Bearing Deposits    $    59,221       $    59,172
Non-Interest Bearing Deposits      1,001               811
Borrowings                        57,824            53,988
Other Liabilities                  1,360               463
                             -----------        ----------
TOTAL LIABILITIES                119,406           114,434

                       STOCKHOLDERS' EQUITY
Common Stock & Additional
  Paid in Capital                 33,972            33,856
Treasury Stock                   (20,175)          (11,978)
Accumulated Other
  Comprehensive Income               (87)             (580)
Unearned ESOP Stock               (1,716)           (1,927)
Unearned RRP Trust Stock          (1,974)           (1,974)
Other Stockholders' Equity        26,515            26,151
                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY        36,535            43,548
                             -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $    155,941       $   157,982
                             ===========        ==========

                            GS Financial Corp.
                  Consolidated Statements of Operations
              (Dollars in Thousands, except per share data)
                               (Unaudited)
                           For the three Months  For the nine Months
                             ended September 30,  ended September 30,
                                2000     1999      2000     1999
                          ----------------------------------------
INTEREST INCOME (from)
  Loans                       $ 1,486  $ 1,335   $ 4,320  $ 3,942
  Mortgage-Backed Securities      188      301       726      962
  Investment Securities            95      216       320      808
  Collateralized Mortgage
    Obligations                   985      802     2,799    1,928
  Other Interest Income            94       56       303      168
                                -----    -----     -----    -----
TOTAL INTEREST INCOME           2,848    2,710     8,468    7,808
                                -----    -----     -----    -----
INTEREST EXPENSE (on)
  Deposits                        686      634     1,942    1,909
  FHLB Advances                   851      729     2,363    1,903
                                -----    -----     -----    -----
TOTAL INTEREST EXPENSE          1,537    1,363     4,305    3,812
                                -----    -----     -----    -----
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES     1,311    1,347     4,163    3,996
PROVISION FOR LOAN LOSSES           7        -         7        -
                                -----    -----     -----    -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       1,304    1,347     4,156    3,996
                                -----    -----     -----    -----
NON-INTEREST INCOME
  Gain/(Loss) on Investments      287        -        28      (17)
  Other Income                      5        5        10       11
                                -----    -----     -----    -----
TOTAL NON-INTEREST INCOME         292        5        38       (6)
OTHER EXPENSES
  Compensation and Benefits       525      505     1,578    1,524
  Net Occupancy Expense            83       77       239      217
  Other Expenses                  256      220       750      681
                                -----    -----     -----    -----
TOTAL OTHER EXPENSES              864      802     2,567    2,422
                                -----    -----     -----    -----
INCOME BEFORE TAX EXPENSE         732      550     1,627    1,568
INCOME TAX EXPENSE                272      130       611      492
                                -----    -----     -----    -----
NET INCOME                      $ 460    $ 420    $1,016   $1,076
                                =====    =====     =====    =====
EARNINGS PER SHARE - PRIMARY    $ .26    $ .18     $ .49   $  .45
EARNINGS PER SHARE - DILUTED    $ .26    $ .18     $ .49   $  .45

                                                                               GS Financial Corp.
                                            Consolidated Statements of Changes in Stockholders' Equity
                                                 For The Nine Months Ended September 30, 2000, and 1999
                                                                                     (Dollars in Thousands)
                                                                                    (Unaudited)

                                                                                            Accumulated
                                    Additional            Unearned    Unearned              Other          Total
                            Common  Paid-In    Treasury   ESOP        RRP Trust  Retained   Comprehensive  Stockholders'
                            Stock   Capital    Stock      Stock       Stock      Earnings   Income         Equity
BALANCE AT
  DECEMBER 31, 1998         $  34   $ 33,810   $ (8,324)  $ (2,208)   $ (2,193)  $ 25,622   $  1,768       $ 48,509

Net Income-9 months
  Ended September 30, 1999      -          -          -          -           -      1,076          -          1,076

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes                  -          -          -          -           -          -     (1,734)        (1,734)

Purchase of Treasury Stock      -          -     (3,654)         -           -          -          -         (3,654)

Retirement of ESOP Debt         -        114          -        211           -          -          -            325

Cash Dividends Paid             -          -          -          -           -       (682)         -           (682)

BALANCE AT
  SEPTEMBER 30, 1999         $ 34  $  33,924   $(11,978)   $(1,997)    $(2,193)  $ 26,016    $    34       $ 43,840

BALANCE AT
  DECEMBER 31, 1999          $ 34  $  33,822   $(11,978)   $(1,927)    $(1,974)  $ 26,151    $   (580)     $ 43,548

Net Income-9 months
  Ended September 30, 2000      -          -          -          -           -      1,016           -         1,016

Other Comprehensive
  Income Net of
  Applicable Deferred
  Income Taxes                  -          -          -          -           -          -         493           493

Purchase of Treasury Stock      -          -     (8,197)         -           -          -           -        (8,197)

Retirement of ESOP Debt         -        116          -        211           -          -           -           327

Cash Dividends  Paid            -          -          -          -           -       (652)          -          (652)

BALANCE AT
  SEPTEMBER 30, 2000        $  34   $ 33,938  $ (20,175)   $(1,716)    $(1,974)  $ 26,515     $   (87)    $  36,535

                           GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                         For the Nine Months Ended
                                               September 30,
                                          -----------------------
                                                2000         1999
                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                $   1,016     $  1,076
   Adjustments to Reconcile Net Income
     to Net Cash Provided
     by Operating Activities:
       Depreciation                              104           83
       Premiums Amortized/(Discounts) Accreted   (90)         150
       Provision for Loan Loss                     7            -
       Loss on Sale of Loans                       -            5
       Loss on Sale of Foreclosed Real Estate     12            -
       (Gain)/Loss on Disposal of Fixed Assets    (8)           3
       Net Loan Fees                              (2)          (1)
       ESOP Expense                              277          269
       RRP Expense                               117          117
       (Gain)/Loss on Sale of Investments        (20)          12
   Decrease in Prepaid Income Tax                  -           47
   Changes in Deferred Income Tax               (227)         (31)
   Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Interest Receivable   (7)         (44)
      (Increase) in Deferred Charges             (17)         (21)
       Increase in Accrued Income Tax            157            -
       Increase in Other Liabilities             368           34
      (Increase) in Other Assets                  (8)         (27)
                                               ------       -------
Net Cash Provided by Operating Activities      1,679        1,672

CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of ARM Mutual Fund                  651        1,590
  Purchase of CMOs                            (8,647)     (25,884)
  Proceeds from Maturities of CMOs             7,341       16,133
  Proceeds from Maturities of Available-
    For-Sale Securities                          455        4,215
  Proceeds from Sale of FHLMC Stock              413            -
  Proceeds from Maturities of
     Mortgage-Backed Securities                1,613        5,354
  Sale of IMF Mutual Fund - Net                2,615        2,617
  Proceeds from Sales of Mortgage-
    Backed Securities                          6,394            -
  Net Loan Originations                       (3,482)      (4,264)
  Purchases of Premises and Equipment            (21)         (10)
  Proceeds from Sale of Premises and Equipment    16            -

                          GS Financial Corp.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                              (Unaudited)
                                          For the Nine Months Ended
                                                 September 30,
                                          -----------------------
Cash Flows from Investing Activities (Continued)
                                               2000         1999
                                               ----         ----
  Proceeds from Sale of Foreclosed Real Estate     2            -
  Investment in Foreclosed Real Estate          (116)           -
  Dividend on ARM Fund                           (24)        ( 69)
  Dividend on IMF Fund                           (43)        (281)
  Purchase of FHLB Stock                         (13)        (275)
  Non-Cash Dividend - FHLB Stock                (186)         (99)
                                           ----------      -------
Net Cash Provided By/(Used in)
  Investing Activities                         6,968         (973)
                                           ----------      -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Deposits            174       (1,534)
  Purchases of Treasury Stock                 (8,197)      (3,654)
  Net (Decrease)/Increase in
    Unapplied Loan Payments                       (4)           2
  Payment of Cash Stock Dividends               (652)        (682)
  Net Increase in Advance Payments
    by Borrowers for Taxes and Insurance          57           76
  Net Increase in FHLB Advances                3,835        6,794
                                          ----------     ---------
Net Cash (Used in)/Provided by
    Financing Activities                      (4,787)       1,002
                                          ----------     ---------
NET CASH EQUIVALENTS                           3,860        1,701

CASH AND CASH EQUIVALENTS - January 1,         2,504        1,810
                                          ----------    ---------
CASH AND CASH EQUIVALENTS - September 30, $    6,364 $      3,511
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

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

     The GS Financial Employee Stock Ownership Plan ("ESOP") purchased 275,080 shares of the Company's common stock on April 1, 1997, financed by a loan from the Company, as part of the Company's Conversion from mutual to stock form of organization. The loan is secured by those ESOP shares not yet allocated to plan participants. At September 30, 2000, there were 192,715 unallocated shares and the balance of the loan was $1.9 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

     Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were 1,766,578 for the three months ended September 30, 2000 and 2,302,598 shares for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, average weighted shares outstanding were 2,063,967 and 2,406,646 shares, respectively. During the three months ended September 30, 2000 and 1999, the Company declared and paid cash dividends in the amount of $.09 per common share.

(4) INVESTMENTS
                            September 30, 2000   December 31, 1999
                              --------------     -----------------
                                   (Dollars in thousands)
                          Amortized    Market   Amortized   Market
AVAILABLE FOR SALE           Cost       Value       Cost     Value

US Government and
  Agency Obligations     $  4,224    $  4,267   $  4,678  $  4,683
ARM Mutual Fund               748         740      1,390     1,381
IMF Mutual Fund               432         356      2,972     2,725
FHLMC Stock                    24       1,406         35     1,694
                           ------      ------     ------    ------
        Total            $  5,428    $  6,769   $  9,075  $ 10,483
                           ======      ======     ======    ======

(5) LOANS
                                     September 30,  December 31,
(Dollars in Thousands)                   2000           1999
                                      --------    -----------
Total Loans                           $ 73,966       $ 70,484
Allowance for Loan Losses                 (420)          (424)
Net Unearned Fees                            8              6
                                      --------       --------
TOTAL NET LOANS                       $ 73,554       $ 70,066
                                      ========       ========

Permanent Mortgages (1-4 family)      $ 70,932       $ 67,648
Commercial Loans                           350              -
Construction (1-4 family)                  521            646
Commercial Mortgages                     1,309          1,377
Other Mortgages                            604            446
Consumer (secured by deposits)             250            367
                                    ----------     ----------
TOTAL LOANS                           $ 73,966       $ 70,484
                                      ========       ========

Allowance for Loan Losses

(Dollars in Thousands)                 2000           1999
                                      -----          -----
Beginning Balance, June 30,           $ 413          $ 463
  Provision for Losses                    7              -
  Loans Charged Off                       -            (45)
                                      -----          -----
Ending Balance, September 30,         $ 420          $ 418
                                      =====          =====

(6) MORTGAGE-BACKED SECURITIES

                                    September 30,       December 31,
                                        2000               1999
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   GNMA Fixed-Rate (1-4 family)  $  5,751 $  5,637  $ 10,160 $  9,803
   FHLMC Fixed-Rate (1-4 family)    1,157    1,139     1,328    1,297
   FNMA Fixed-Rate (1-4 family)     1,688    1,652     5,255    5,175
                                   ------   ------    ------   ------
TOTAL MORTGAGE-BACKED SECURITIES $  8,596 $  8,428  $ 16,743 $ 16,275
                                   ======   ======    ======   ======

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

                                   September 30,        December 31,
                                        2000               1999
                                       ---------      ------------
                                          (Dollars in thousands)

                                 Amortized  Market  Amortized  Market
AVAILABLE FOR SALE                  Cost    Value      Cost     Value
                                   ------   -----     ------    -----
   FNMA                          $  5,997 $  5,578  $  8,058 $  7,584
   FHLMC                           14,863   14,285    17,347   16,824
   Private Issue                   34,452   34,146    28,493   27,672
                                   ------   ------    ------   ------
TOTAL COLLATERALIZED MORTGAGE
  OBLIGATIONS                    $ 55,312 $ 54,009  $ 53,898 $ 52,080
                                   ======   ======    ======   ======

(8) INTEREST BEARING DEPOSITS

                                      September 30,    December 31,
                                           2000           1999
                                       ---------      -----------
                                         (Dollars in thousands)

     Passbook Savings                  $  18,088        $ 20,170
     Certificates of Deposits             39,191          39,002
     NOW Accounts                          1,942               -
                                         -------          ------
TOTAL INTEREST BEARING DEPOSITS        $  59,221        $ 59,172
                                         =======          ======

(9) BORROWINGS (FEDERAL HOME LOAN BANK ADVANCES)

                                      September 30,    December 31,
                                           2000           1999
                                        ---------      -----------
                                          (Dollars in thousands)

 Amounts maturing within 1 year        $  27,368        $ 17,784
 Amounts maturing over 1 year             30,456          36,204
                                         -------          ------
TOTAL FEDERAL HOME LOAN BANK ADVANCES  $  57,824        $ 53,988
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

(11) RECOGNITION AND RETENTION PLAN

     On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. The RRP Plan calls for 137,540 shares of stock to be granted to plan participants. By January 16, 1998, the Company had acquired in open market transactions a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense commensurate with the expiration of the ten year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of September 30, 2000, 25,000 shares have been distributed to participants of the plan.

(12) TREASURY STOCK

     On April 1, 2000, the Company realized its three year anniversary of the initial public offering of its common stock and is now exempt from previous OTS limitations regarding the purchase of Treasury stock. As of September 30, 2000, the Company had repurchased 1,443,054 shares of its outstanding common stock at a cost of $20.2 million. In 2000, 653,000 shares of Treasury stock were acquired at a cost of $8.2 million. On October 16, 2000, the Company announced an additional buy-back of up to 400,000 shares.

(13) OTHER EXPENSES

     Listed below are major recurring components comprising Other
Expenses.

                                           For the Three Months Ended
                                                  September 30,
                                            -----------------------
                                               2000          1999
                                               ----          ----
Office Supplies & Telephone                 $ 27,555     $ 32,077
Bank Shares and Franchise Tax                 94,779       88,772
Data Processing                               30,671       12,378
Advertising                                   29,848       25,994
Supervisory Fees                              21,583       16,374

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

     The following discussion compares the financial condition of GS Financial Corp. at September 30, 2000 to December 31, 1999 and the results of operations for the three months and nine months ended
September 30, 2000 and 1999.

CHANGES IN FINANCIAL CONDITION

     At September 30, 2000, the assets of the Company totaled $155.9 million, a decrease of $2.1 million, or 1.0%, from $158.0 million at December 31, 1999. The nine months ended September 30, 2000 were characterized by growth in the Company's portfolio of mortgage loans and new deposit products. During the nine months ended September 30, 2000, the Company has acquired over $2 million in interest and non-interest bearing demand deposit accounts. This has resulted in a slight increase in the Company's customer base, reversing the trend of declining deposits, which existed in earlier reporting periods this year. The Company has realigned some of its investment portfolio by selling longer-term mortgage-backed and investment securities. The Company's current short-term investment position has allowed funding of loan growth and reinvestment at more advantageous rates on short-term investments such as Federal Funds. During 2000, the Company has continued to buy back its common stock at discounts to its book value.

     Loans receivable increased by $3.5 million, or 5.0%, to $73.6 million at September 30, 2000 compared to $70.1 million at December 31, 1999. The increase came primarily in loans on 1-4 family residential dwellings. The Association expanded its loan products and services with the addition of commercial lending activities.

     Collateralized mortgage obligations increased $1.9 million, or 3.6%, to $54.0 million at September 30, 2000 compared to $52.1 million at December 31, 1999. The Company's portfolio of CMOs consists of fixed rate, AAA rated bonds issued by FHLMC, FNMA and various private companies such as Countrywide. The Company continues to recognize favorable yields and steady cash flows from these investments. Most of these bonds are part of the Company's program of wholesale growth through leveraged investing and were funded with advances from the Federal Home Loan Bank of Dallas (FHLB). During 2000, the Company has purchased $8.6 million in new CMOs, while receiving $7.3 million in principal repayments.

     Mortgage-backed securities decreased $7.9 million, or 48.5%, to $8.4 million at September 30, 2000 compared to $16.3 million at December 31, 1999. Thus far in 2000, the Company has sold $6.4 million in mortgage-backed securities at a loss of $.1 million. The bonds sold were longer-term (greater than 10 years), fixed-rate, agency-issued securities. The sale of these and other securities was necessary to fund loan growth and take advantage of other investment opportunities and the higher interest rates currently available on short-term investments. Continued regular pay-downs of mortgage-backed securities has totaled $1.6 million in principal for the nine months ended September 30, 2000.

     Investment securities decreased $3.7 million, or 35.2%, to $6.8 million at September 30, 2000 compared to $10.5 million at December 31, 1999. This reduction was the net result of the sale of $.4 million in Federal Home Loan Mortgage Corporation (FHLMC) stock, $.4 million in principal payments from U.S. Treasury and Agency securities and the net liquidation of $2.9 million of the Company's mortgage-based mutual funds.

     Interest-bearing deposits in other financial institutions remained relatively unchanged as of September 30, 2000 at $1.7 million compared to $1.8 million at December 31, 1999.

     Federal Funds Sold increased $3.6 million to $4.2 million at September 30, 2000 compared to $.6 million at December 31, 1999. This was the result of cash made available through the sale of mortgage-backed and investment securities. Not only are Federal Funds a convenient instrument to invest short-term funds but currently offer favorable yields in the current interest rate environment of the inverted yield curve.

     Interest-bearing deposits were $59.2 million both at December 31, 1999 and at September 30, 2000. While the amount of deposits was unchanged, the mix of deposit products did change significantly with the addition of NOW accounts. Passbook savings accounts were down approximately $2 million while new NOW accounts have grown to approximately the same amount since they were first offered in April, 2000. Certificates of deposit were unchanged at approximately $39 million.

     The Company's borrowings increased $3.8 million, or 7%, to $57.8 million at September 30, 2000 compared to $54.0 million at December 31, 1999. The Company's borrowings consist of $27.2 million of fully amortizing advances from the FHLB as well as $30.6 million in balloon obligations from the FHLB.

     Stockholders' equity decreased $7.0 million, to $36.5 million at September 30, 2000 compared to $43.5 million at December 31, 1999. The decrease was due to the acquisition of $8.2 million of Treasury Stock, net income of $1.0 million, an increase in comprehensive income of $.5 million, dividends paid of $.6 million and the net effects of the reduction of the ESOP debt totaling $.3 million.

RESULTS OF OPERATIONS

GENERAL

     The Company reported net income for the three months ended September 30, 2000 of $.5 million, compared to $.4 million for the three months ended September 30, 1999. This represents earnings of $.26 per common share for the three months ended September 30, 2000 compared to $.18 per common share for the three months ended September 30, 1999. The increase in net income was due to gains realized by the Company on the sale of FHLMC stock totaling approximately $.3 million. The increase in earnings per share was also enhanced by the decrease in the average number of shares outstanding as a result of stock repurchases. For the three months ended September 30, 2000, average shares outstanding were 1.8 million, compared to 2.3 million for the three months ended September 30, 1999.

  For the nine months ended September 30, 2000, net income was $1.0 million, or $.49 per common share, compared to $1.1 million, or $.45 per common share, for the nine months ended September 30, 1999. Average shares outstanding were 2.1 million shares for the nine months ended September 30, 2000, compared to 2.4 million for the nine months ended September 30, 1999.

INTEREST INCOME

     Total interest income increased $.1 million or 3.7% to $2.8 million for the three months ended September 30, 2000, compared to $2.7 million for the three months ended September 30, 1999. The makeup of the interest income was changed with interest on loans up $.1 million, interest on CMOs up $.2 million, interest on mortgage-backed securities down $1 million and interest on investment securities down $.1 million. Total interest income increased $.7 million, or 9.0%, for the nine months ended September 30, 2000 to $8.5 million compared to $7.8 million for the nine months ended September 30, 1999.

     For the three months ended September 30, 2000, average interest-earning assets were $151.1 million with an average annualized yield of 7.53%, compared to $154.8 million yielding 7.00% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, average interest-earning assets were $152.2 million which yielded 7.42% annualized. For the nine months ended September 30, 1999, average interest-bearing assets were $150.6 million with a yield of 6.91%.

     Interest on loans increased $.15 million, or 11.3%, to $1.5 million for the three months ended September 30, 2000 compared to $1.35 million for the three months ended September 30, 1999. This was due primarily to growth in the loan portfolio. The average balance of the loan portfolio for the three months ended September 30, 2000 was $72.8 million (net) compared to $66.3 million (net) for the three months ended September 30, 1999. The average annualized yield on loans for the three months ended September 30, 2000 and 1999 was 8.17% and 8.05% respectively. Interest on loans for the nine months ended September 30, 2000 was $4.3 million compared to $3.9 million for the nine months ended September 30, 1999. The nine month results equated to yields of 7.99% and 8.00% on average balances of $72.1 million and $65.7 million, respectively, for the nine months ended September 30, 2000 and 1999.

     Interest on mortgage-backed securities decreased $.1 million, or 33%, to $.2 million for the three months ended September 30, 2000 compared to $.3 million for the three months ended September 30, 1999. For the three months ended September 30, 2000 the average balance of mortgage-backed securities was $11.6 million; for the same period in 1999 the average balance was $18.2 million. The average annualized yield of mortgage-backed securities was 6.5% for the three months ended September 30, 2000 compared to 6.6% for the same period in 1999.

     For the three months ended September 30, 2000, the Company has earned $1.0 million in interest on its collateralized mortgage obligations. This represents a yield of 7.3% on an average balance of $54.0 million. For the same such period in 1999 interest on CMOs was $.8 million on an average balance of $49.1 million yielding 6.53%. For the nine months ended September 30, 2000, interest on CMOs was $2.8 million on an average balance of $52.7 million representing a yield of 7.09%. For the nine months ended September 30, 1999, interest on CMOs was $1.9 million on an average balance of $41.3 million which yielded 6.22%.

     Interest income from investment securities decreased $.1 million, or 50%, to $.1 million for the three months ended September 30, 2000 compared to $.2 million for the three months ended September 30, 1999. The results for the third quarter of 2000 reflected an annualized yield of 5.55% on an average balance of $6.8 million in investment securities while the third quarter 1999's annualized yield was 5.25% on an average balance of $16.5 million. For the nine months ended September 30, 2000, interest on investment securities was $.3 million on an average balance of $7.6 million compared to $.8 million on an average balance of $19.3 million. This represents yields of 5.60% and 5.57%, respectively, for the nine months ended September 30, 2000 and 1999.

     Other interest income consists mainly of interest income on over-night Federal Funds sold, dividends on FHLB stock and interest bearing deposits in other financial institutions. Other interest income was $.1 million for the three months ended September 30, 2000, compared to $.05 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other interest income was $.3 million compared to $.17 million for the nine months ended September 30, 1999. The average balance in other interest-bearing assets was $5.6 million for the nine months ended September 30, 2000, which yielded 7.20%. For the nine months ended September 30, 1999, the average balance in other interest-bearing assets was $4.4 million, which yielded 5.07%. Yields for 2000 have been increased by a special one-time dividend received by the Company on its FHLB stock and by rising short-term interest rates.

PROVISION FOR LOAN LOSSES

     The Company had a $7,000 provision for loan loss for the three months ended September 30, 2000, compared to none for the three months ended September 30, 1999. The provision was a result of the recent loan growth in the loan portfolio and application of its policies and methodologies related to loan loss reserves. As in previous years, the Company continues to experience low loan delinquencies and minimal credit losses related to its loan portfolio. The local economy and related real estate market continue to remain strong. The Allowance for Loan Loss (ALL) is reviewed quarterly and is based on management's assessment of each individual loan's performance as well as the estimated value of the underlying collateral. The Company employs the reserve method of accounting for its ALL.

INTEREST EXPENSE

     The Company's total interest expense increased $.18 million, or 13.2%, to $1.54 million for the three months ended September 30, 2000, compared to $1.36 million for the three months ended September 30, 1999. Most of the increase was due to an increase in interest expense of $.12 million on advances from the Federal Home Loan Bank. The Company's overall cost of funds increased from 4.91% (annualized) for the three months ended September 30, 1999 to 5.38% (annualized) for the same period in 2000. The increased cost of funds was due to the increase of Federal Home Loan Bank Advances as a percentage of total interest-bearing funds and to the Federal Reserve's tightening of short-term rates. For the nine months ended September 30, 2000, the Company's overall cost of funds was 5.22% on an average balance of interest-bearing liabilities of $110.0 million. For the nine months ended September 30, 1999, the Company's cost of funds was 4.93% on an average balance of interest-bearing liabilities of $103.1 million.

     While the amount of interest paid on interest-bearing deposits increased only slightly, the cost of those funds for the three months ended September 30, 2000 increased to 4.73% compared to 4.24% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company's cost of interest-bearing deposits was 4.47% on an average balance of $58.0 million, compared to 4.21% on an average balance of $60.5 million for the nine months ended September 30, 1999.

     The cost of the Company's advances from the Federal Home Loan Bank increased from 5.69% for the three months ended September 30, 1999, to 6.05% for the three months ended September 30, 2000. For the nine months ended September 30, 2000, the cost of the Company's FHLB advances was 6.05% on an average balance of $52.0 million, compared to 5.95% on an average balance of $42.6 million for the nine months ended September 30, 1999.

OTHER EXPENSES

     Other expenses for the three months ended September 30, 2000 were $.9 million compared to $.8 million for the three months ended September 30, 1999. This represents an increase of $.1 million, or 12.5%. The change was the result of increases in compensation expense, data processing expense and miscellaneous taxes. Operating expenses for the nine months ended September 30, 2000 were $2.6 million, compared to $2.4 million for the nine months ended September 30, 1999, reflecting an increase of 8.0%. Accounting for the majority of the increase was a $.06 million increase in taxes and compensation expense, and a $.04 million increase in data processing expense.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company.

     The Company's primary sources of funds are interest-bearing customer deposits, advances from the Federal Home Loan Bank and regular amortization of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

     The Company is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Company utilizes a combination of cash on hand, certain money market investments, and deposits in other financial institutions, as well as U.S. Government and Agency issued securities. As of September 30, 2000, the Company's liquidity stood at 62.5%, or $67.2 million in excess of the minimum requirement.

     The Company is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk -based capital (8.0%). As of September 30, 2000, the Company's tangible and core capital amounted to $28.8 million, or 18.7% of adjusted total assets, while the Company's risk-based capital was $29.3 million, or 52.8% of total adjusted risk-weighted assets.

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

Item 2 - Changes in Securities and Use of Proceeds

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

                           GS FINANCIAL CORP.




DATE: November 15, 2000    BY:/S/Donald C. Scott
                              ------------------
                              DONALD C. SCOTT, CHAIRMAN OF THE
                              BOARD, PRESIDENT AND
                              CHIEF EXECUTIVE OFFICER




DATE: November 15, 2000    BY:/s/Glenn R. Bartels
                              -------------------
                              GLENN R. BARTELS
                              CONTROLLER



9