Form 10-K
period 2000-12-31
GS FINANCIAL CORP
filed 2001-03-30
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of March 8, 2001, there were 1,938,646 shares of the Registrant’s common stock, par value $.01 per share, issued and outstanding. The aggregate market value of such stock, excluding the shares held by all directors and officers of the Registrant, was $20.5 million at March 8, 2001 based on the per common share price at closing of $14.63 on that date. The information presented in this Form 10-K at December 31, 2000 and 1999, and for the twelve months ended December 31, 2000, 1999, and 1998 represent the financial condition and results of operations of GS Financial Corp. and its wholly-owned subsidiary, Guaranty Savings & Homestead Association.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the following documents which have been incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1)	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated into Part II, Items 5 through 8, and Part IV, Item 14.
(2)	Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed within 120 days of the Registrant’s fiscal year end are incorporated into Part III, Items 10 through 13.

PART I.

Item 1. BUSINESS

In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company’s actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

GS Financial Corp. (the "Company") was incorporated under Louisiana law on December 24, 1996 as a thrift holding company. The Company commenced operations on April 1, 1997 upon the completion of its initial public offering of common stock, which trades on the Nasdaq National Market. On that date the Company’s wholly owned subsidiary, Guaranty Savings and Homestead Association (the "Association") was converted from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. This was accomplished through the offer and sale of common stock by the Company to certain depositors, employees, officers and directors of the Association as well as the GS Financial Employee Stock Ownership Plan (the "ESOP"). The Company simultaneously used a portion of the proceeds of its sale of common stock to acquire 100% of the stock of the Association.

The Company's principal business is conducted through the Association. Guaranty Savings and Homestead Association was founded in New Orleans, Louisiana in 1937 as a mutual savings and loan association. The Association’s unconsolidated assets at December 31, 2000 totaled $151.2 million and comprise 98.5% of the total consolidated assets of the Company. The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association accepts deposits in the form of passbook savings, certificates of deposit, demand deposit accounts and individual retirement accounts. The Association also invests in short and long term liquid investments such as US Treasury and Agency securities, mortgage backed securities, overnight Federal Funds, money market investments and qualified thrift grade mutual funds. The balance of the consolidated assets includes $2.0 million in similar short and long term liquid investments, and $.3 million in fixed assets held exclusively at the Company level.

Regulation

The Company’s primary regulator is the Office of Thrift Supervision ("OTS"). The OTS regulates all thrifts and thrift holding companies whose deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions ("OFI"). These two agencies currently examine the Company approximately every 18 months on an individual basis, relying on the examination report of the other agency on cycles, alternating when it is not their year to examine the Association. The nature of such examinations includes safety and soundness issues or compliance with applicable laws and regulations. The Association was last examined by the OFI as of September 30, 2000 and the Company was last examined by the OTS as of June 30, 1999.

As a public registrant the Company is subject to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company also is subject to the rules of the NASDAQ Stock Market.

The Association has been a member of the Federal Home Loan Bank of Dallas ("FHLB") since 1937. The Federal Home Loan Bank System is comprised of 12 regional banks which serve thrifts and banks by offering investment opportunities and sources of funds.

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated (in thousands):

LOAN PORTFOLIO COMPOSITION

	December 31,
	2000	1999	1998	1997	1996
Real Estate Loans:
One to Four
Family Residential	$71,092	$67,424	$61,562	$52,528	$42,660
FHA and VA	52	140	237	358	511
Construction	619	646	740	99	298
Commercial Real Estate	1,006	1,377	1,157	471	430
Other	1,453	446	201	123	145
	---------	---------	---------	---------	---------
Total Real Estate Loans	74,222	70,033	63,897	53,579	44,044

Consumer Loans:
Second Mortgage	52	84	119	172	273
Loans on Deposits	237	367	337	244	183
	---------	---------	---------	---------	---------
Total Consumer Loans	289	451	456	416	456

Commercial Loans	381	-	-	-	-
	---------	---------	---------	---------	---------
Total Loans	74,892	70,484	64,353	53,995	44,500

Allowance for
Loan Losses	(420)	(424)	(463)	(410)	(382)

Net Deferred Loan
Origination Costs	8	6	5	3	7
	---------	---------	---------	---------	---------
Net Loans	$74,480	$70,066	$63,895	$53,588	$44,125
	=====	=====	=====	=====	=====

Contractual Term to Final Maturities. The following table sets forth certain information as of December 31, 2000 regarding the dollar amount of loans maturing in the Company’s portfolio, based on the contractual date of the loan’s final maturity, before giving effect to net items. Demand loans and loans having no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 2000 is shown in the appropriate year of the loan’s final maturity. The actual maturity of loans varies primarily on prepayments which to a large extent depends on market interest rates. In general if prevailing market rates fall below those of the portfolio, prepayments accelerate. Conversely if market interest rates increase above portfolio rates early pay-offs tend to decrease.

Fixed rate loans receivable as of December 31, 2000 are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under One Year	One to Five Years	Over Five to Ten Years	Over 10 Years	Total
	------	------	------	------	------
Loans Secured by 1-4 Family
Residential:
Fixed Rate	$65	$2,054	$9,740	$59,233	$71,092
Other Loans Secured by
Real Estate:
Fixed Rate	32	111	331	2,708	3,182
Commercial Fixed Rate	99	-	-	282	381
All Other Loans	237	-	-	-	237
	------	------	------	------	------
	$433	$2,165	$10,071	$62,223	$74,892
	=====	=====	=====	=====	=====

Loan Origination Activity. The table below sets forth the Company’s total loan origination and reduction experience during the periods indicated. Historically, the Company has not purchased or sold any loans.

	December 31,
	2000	1999	1998	1997	1996
	-------	-------	-------	-------	-------
Loan Originations (in thousands):
1-4 family residential	$10,846	$13,082	$14,697	$14,806	$8,876
Construction	1,514	1,004	1,610	726	823
Commercial real estate	323	306	526	75	69
Consumer	106	266	283	149	66
Commercial	383	-	-	-	-
Other Real Estate	568	263	732	165	235
	-------	-------	-------	-------	-------
Total Loan Originations	13,740	14,921	17,848	15,921	10,069
Loan principal
repayments	(9,218)	(8,790)	(7,490)	(6,425)	(5,776)
Increase (decrease)
due to other items	6	72	(51)	(33)	3
	-------	-------	-------	-------	-------
Net increase(decrease) in
Loan portfolio	$4,528	$6,203	$10,307	$9,463	$4,296
	======	======	======	======	======

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

Briefly stated, the loan process consists of applicants meeting with loan personnel and providing pertinent documentation, including but not limited to, requested loan amount, property description, security offered as collateral, intended down payments and an acceptable rate and term consistent with the Company's then current lending policy. Upon receipt of a favorable credit report, an appraisal is obtained with requisite documentation to support the property's stated market value. Upon completion the loan package is presented to the Loan Committee for consideration. All applicants receive written notification of the Committee’s decision to approve or deny the request. Approved loans are assigned to one of the Company's approved attorneys for closing. Actions of the Loan Committee are submitted to the Board of Directors for consideration and ratification on a monthly basis.

Loan applications are accepted at all three of the Company’s offices and forwarded to the Loan Committee which meets weekly. The Company requires a title insurance policy on all loans prior to closing.

The Company’s loan portfolio consists of conventional fixed rate mortgage loans on 1-4 family residential dwellings. The terms of these go up to 30 years. Currently, the minimum cash down payment is 20% of the lesser of purchase price or appraised value. The Company also makes loans on residential investment property, commercial real estate, condominiums and vacant ground. Terms and rates are commensurate with current market conditions and risk factors.

The Company originates and funds construction loans which subsequently convert to permanent, fixed rate mortgage loans. During the construction period, the company requires payment of interest only on the amount of principal drawn.

During 2000, the Company began offering commercial loans. These include loans secured by commercial real estate, inventory, equipment or receivables. These loans provide the Company an opportunity to offer additional services, attract new business and diversify its loan portfolio.

Loans are available to depositors of the Company secured by passbook savings or certificates of deposit at a rate 2 percentage points above the savings rate up to 90% of the face amount of a certificate of deposit or 90% of the current available balance of a passbook. The minimum amount on such loans is $1,000 and these loans are payable on demand subject to 30 days notice.

Asset Quality

General. The Company has adopted an asset classification policy which is designed to draw attention to assets before collection becomes a problem, thus maintaining the quality of the Company’s investment as an interest earning asset. The policy also insures the accurate reporting of the Company’s assets from a valuation standpoint.

All of the Company’s assets are reviewed on a quarterly basis. Factors taken into consideration include the asset’s payment history, the value of the underlying collateral as well as current economic conditions, particularly in the local real estate market. Assets displaying tendencies which might hinder full collection of principal are classified as substandard. Such tendencies include but are not limited to late payments on loans or deterioration of the underlying collateral. Assets classified as special mention are those not yet serious enough to merit the substandard classification but do require additional attention from Management.

The Company’s Watch List, comprising substandard and special mention assets is presented to the Board quarterly and ratified. The allowance for loan loss ("ALL") is calculated by assigning various percentages to assets on the watch list, particular types of mortgage loans and the mortgage portfolio taken as a whole. The ALL is maintained at an overall percentage of the mortgage portfolio deemed appropriate by management considering conditions in the local real estate market, current economic circumstances and recent foreclosure or charge-off activity.

Loan collection efforts in the form of past due notices commence when loan payments are more than 15 days past due. Once a loan reaches 30 days past due status, the Company’s collection manager initiates personal contact with the borrower. When a loan becomes 90 days past due, the Company initiates foreclosure proceedings. At this point, loans are placed on non-accrual status. All interest and late charges due on such loans are reversed in the form of reserves for uncollectible interest and late charges.

Real estate acquired by the Company through foreclosure is classified as foreclosed real estate until such time as the property is sold. All such assets are booked at the lower of appraised value or cost which includes all principal, escrow overdrafts and attorney fees. All Foreclosed Real Estate is considered substandard.

Delinquent Loans and Non-Performing Assets. The following tables set forth the Company’s delinquent loans and non-performing assets as of the dates indicated. Balances are indicative of the total principal balances of such loans rather than the actual principal past due based on the number of payments past due. At December 31 of the five years presented, predominantly all of the Association’s delinquent loans and non performing assets were either 1-4 family residential dwellings or loans secured by 1-4 family residential loans.

DELINQUENT LOANS

(Dollars in thousands)

	2000	1999	1998	1997	1996
	-----	-----	-----	-----	-----
30-89 Days	$2,231	$2,673	$2,171	$271	$175
90+ Days	434	100	266	166	253
	-----	-----	-----	-----	-----
Total Delinquent Loans	$2,665	$2,773	$2,437	$437	$428
	====	====	====	====	====

During 1998, the Company changed its data processing parameters to include accounts exactly 30 days past due in the delinquent 30-89 day category. This accounts for the material increase in the amount of loans delinquent 30-89 days in 1998 through 2000 compared to 1997 and 1996.

Non Performing Assets

(Dollars in thousands)

	2000	1999	1998	1997	1996
	-----	-----	-----	-----	-----
90+ Day Delinquent Loans	$434	$100	$266	$166	$253
Foreclosed Real Estate	117	14	-	-	-
	-----	-----	-----	-----	-----
Total Non Performing Assets	$551	$114	$266	$166	$253
	===	===	===	===	===
Non Performing Loans as
a % of Total Loans	.58%	.14%	.42%	.31%	.57%
Non Performing Assets as
a % of Total Assets	.28%	.06%	.17%	.13%	.29%

Classified Assets. The following table presents information pertaining to the Company’s Watch list of classified assets and associated specific valuation allowances as of the dates indicated. All substandard and special mention loans receivable and related specific valuation allowances were on 1-4 family residential mortgage loans.

POTENTIAL PROBLEM LOANS

(Dollars in thousands)

	At December 31,
	2000	1999	1998	1997	1996
	------	------	------	------	------
Substandard	$1,785	$1,633	$1,970	$1,564	$1781
Special Mention	127	148	241	298	346
	------	------	------	------	------
Gross	1,912	1,781	2,211	1,862	2,127

Less Allowance for
Loan Loss *	-	(106)	(141)	(141)	(160)
	------	------	------	------	------
Net	$1,912	$1,675	$2,070	$1,721	$1,967
	=====	=====	=====	=====	=====

* Up until the safety and soundness examination completed by the OTS in November, 1999, the Company maintained a specific and general valuation allowance for loan loss. At the suggestion of OTS regulators, the Company adopted a methodology of one single allowance for loan loss, eliminating the prior separate accounting of the specific and general valuation allowances for loan loss.

LOAN LOSS EXPERIENCE

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by Management based on a quarterly review which is reflective of each individual loan’s performance and condition of the underlying collateral. Management targets a certain percentage of the entire portfolio given the current economic conditions at which the ALL is deemed adequate. The Company employs the reserve method of accounting for its ALL. The following table sets forth the Company’s loan loss experience for the years presented.

An analysis of the allowance for loan losses is as follow (dollars in thousands):

	Years Ended December 31,
	2000	1999	1998	1997	1996
	-----	-----	-----	-----	-----
Balance, Beginning
of Year	$424	$463	$410	$382	$323
Provision for Losses	7	6	53	28	59
Loans Charged Off	(11)	(45)	-	-	-
Recoveries	-	-	-	-	-
	-----	-----	-----	-----	-----
Balance, End of Year	$420	$424	$463	$410	$382
	====	====	====	====	====
Allowance for Loan
Losses as a % of
Total Loans Receivable	.56%	.60%	.72%	.77%	.87%
Allowance for Loan
Losses as a % of
Non Performing Loans	96.69%	422.97%	174.01%	247.49%	151.17%

Mortgage-Backed Securities

The Company has invested in a portfolio of mostly fixed-rate, mortgage-backed securities that are issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA). The FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal government. Because of this, these securities are considered high quality investments with minimal credit risks. The guaranteed aspect of these investments results in yields slightly less than the actual yields on the underlying mortgage loans.

Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by their prospective issuers. Principal and interest payments of the underlying mortgage loans are passed through intermediaries, including but not limited to the issuing agencies, on to investors such as GS Financial Corp. These securities in general offer slightly higher yields than United States Treasury obligations.

The Company invests in mortgage-backed securities with terms varying from 5 to 30 years. These securities are subject to variations in cash flow and yield due to the prepayment rates of the underlying mortgage loans. All such mortgage-backed securities meet the requirements of qualified thrifts investments as later defined.

On September 30, 1997 the Company reclassified all of its mortgage-backed securities as available-for-sale pursuant to SFAS 115. Management felt that this classification was more appropriate considering the magnitude of the Company’s investment in these instruments and the liquidity available should other investment opportunities arrive.

The following table sets forth the composition of the Company’s mortgage-backed securities portfolio at each of the dates indicated (in thousands):

MORTGAGE-BACKED SECURITIES

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
FNMA	$1,481	$-	$5	$1,476
FHLMC	1,096	-	2	1,094
GNMA	1,541	4	-	1,545
	-------	-------	-------	-------
	$4,118	$4	$7	$4,115
	=====	=====	=====	=====

December 31, 1999	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
FNMA	$5,255	$1	$81	$5,175
FHLMC	1,328	3	34	1,297
GNMA	10,160	-	357	9,803
	-------	-------	-------	-------
	$16,743	$4	$472	$16,275
	=====	=====	=====	=====

The following table sets forth the maturities of the mortgage-backed security portfolio as of December 31, 2000 (in thousands):

MORTGAGE-BACKED SECURITIES

December 31, 2000	Amortized Cost	Fair Value	Weighted Average Rate
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$230	$230	5.69%
After One Year Through Five Years	814	819	6.77%
After Five Years Through Ten Years	1,187	1,177	5.83%
After Ten Years	1,887	1,889	8.02%
	------	------
	$4,118	$4,115
	=====	=====

The following table sets forth the purchases, sales and principal repayments of the Company’s mortgage-backed securities during the periods indicated (in thousands):

MORTGAGE-BACKED SECURITIES

	2000	1999	1998
	-------	-------	-------
Mortgage Backed Securities
Balance at January 1,	$16,743	$23,058	$41,648
Purchases	-	-	5,764
Repayments	(1,956)	(6,227)	(11,790)
Sales (Net of Gains)	(10,650)	-	(12,388)
Amortizations of Premiums
/Discounts (Net)	(19)	(88)	(176)
	-------	-------	-------
Balance at December 31,	$4,118	$16,743	$23,058
	======	======	======
Weighted Average Yield	6.68%	6.53%	6.34%

Investment Securities

The Company invests in United States Treasury and Agency issued obligations ranging in term from 3 months to 10 years. The investment policy of the Company is reviewed periodically by Management and ratified annually by the Board of Directors. At present the investment policy of the Company strives to maintain a liquid, conservative portfolio of investments keeping in mind the cash flow and investment needs of the Company.

The Company also invests its excess cash in two institutional funds whose principal underlying holdings are qualified thrift investments. One is an adjustable rate mortgage (ARM) fund while the other is an intermediate mortgage fund (IMF). Both of these funds are offered by the First Financial Trust, which is a co- operative institutional investment group comprised of members of America’s Community Bankers. These two funds provide a supplement to the Company’s other short-term money market investments and Federal Funds Sold, typically yielding a higher rate of return while still providing excellent liquidity.

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

The Company’s investment portfolio is classified as available-for-sale in accordance with SFAS 115. Prior to 1997, the Company’s investment portfolio was largely classified as held-to-maturity with only approximately 5% to 10% being classified available for sale. That amount was determined by Management as necessary should any emergency liquidity demands arise. On September 30, 1996, the Company sold investments classified held-to-maturity, thus "tainting" the portfolio and forcing 100% of the portfolio to be classified as available-for-sale. Management felt this was in the best interest of the Company in considering the then current interest rate environment, high loan demand, capital strength of the Company and future investment avenues which might be pursued in light of the impending stock conversion.

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$2,389	$72	$-	$2,461
Adjustable Rate
Mortgage Mutual Fund	2,831	-	8	2,823
Intermediate
Mortgage Mutual Fund	400	-	30	370

FHLMC Common Stock	25	1,767	-	1,792
FHLMC Preferred Stock	3,506		2	3,504
Equity Investments - Other	50	-	-	50
	-------	-------	-------	-------
	$9,201	$1,839	$40	$11,000
	=====	=====	=====	=====

December 31, 1999	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$4,678	$35	$30	$4,683
Adjustable Rate
Mortgage Mutual Fund	1,390	-	9	1,381
Intermediate
Mortgage Mutual Fund	2,972	-	247	2,725

FHLMC Common Stock	35	1,659	-	1,694
	-------	-------	-------	-------
	$9,075	$1,694	$286	$10,483
	=====	=====	=====	=====

The following table sets forth the amount of investment securities which mature during each of the periods indicated at December 31, 2000:

INVESTMENT SECURITIES

	Securities
	Available-for-Sale
December 31, 2000	Amortized Cost	Fair Value	Weighted Average Rate
	---------	---------
Amounts Maturing in:
In One Year or Less	$7,911	$9,643	6.79%
After One Year Through Five Years	300	326	7.50%
After Five Years Through Ten Years	990	1,031	7.05%
	------	------
	$9,201	$11,000
	=====	=====

COLLATERALIZED MORTGAGE OBLIGATIONS

Currently, the Company’s investment in Collateralized Mortgage Obligations (CMO’s) is limited to first-tranche Real Estate Mortgage Investment Conduits (REMIC’s). A REMIC is a pass through investment created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities. The mulitiple classes within a REMIC are known as "tranches." The tranches are paid principal and/or interest based on the payment schedule outlined in the prospectus.

The Company’s investment in REMIC’s is limited to those issued by FNMA, FHLMC and "AAA" rated non-governmental issuers. These are defined to be within the 20% risk-weighted category for thrift institutions. The contractual maturity of a REMIC is defined by the latest maturity date of the underlying group of mortgage loans. In terms of actual cash flow, the term or duration of the REMIC’s purchased by the Company varies from 2 to 4 years. The cash flow of these investments facilitates the operating needs of the Company.

The following table sets forth the composition of the Company’s portfolio of Collateralized Mortgage Obligations indicated (in thousands):

COLLATERALIZED MORTGAGE OBLIGATIONS

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$5,766	$-	$187	$5,579
FHLMC	14,254	196	309	14,141
Other	33,562	583	120	34,025
	-------	-------	-------	-------
	$53,582	$779	$616	$53,745
	=====	=====	=====	=====
December 31, 1999	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$8,058	$-	$474	$7,584
FHLMC	17,347	167	690	16,824
Other	28,493	15	836	27,672
	-------	-------	-------	-------
	$53,898	$182	$2,000	$52,080
	=====	=====	=====	=====

Sources of Funds

General. Deposits have always been the primary source of the Company’s funds for lending and other investment purposes. The supply of retail deposits has decreased due to more investors putting their money in the markets. As a result the Company has turned towards wholesale sources such as the FHLB which allows member institutions such as the Company to borrow money at discounted costs.

Deposits. The Company’s deposits are attracted principally from within its market area. Many depositors are also mortgage loan customers. The Company offers passbook savings, demand deposit accounts, now accounts and certificates of deposit. Terms for certificates vary from 3 months to 5 years while rates tend to increase with term.

The following table shows the distribution of, and certain other information relating to the Company’s deposits. Deposit account balances at December 31, 2000, 1999, and 1998 are summarized as follows (in thousands):

	Years Ending December 31,
	2000		1999		1998
		Wtd.		Wtd.		Wtd.
		Avg.		Avg.		Avg.
	Balance	Rate	Balance	Rate	Balance	Rate
	----------	----------	----------	----------	----------	----------
Demand Deposit
Accounts	$3,185	4.64%	44	N/A	$-	N/A
Passbook Savings
Accounts	17,431	3.00%	20,170	3.00%	21,512	3.00%
Certificates of
Deposit	38,263	5.85%	39,002	5.00%	39,593	5.20%
	--------		--------		--------
	$58,879		$59,216		$61,105
	=====		=====		=====

The following table sets forth the deposit cash flow of the Company during the periods indicated (in thousands):

	Year Ended December 31,
	2000	1999	1998
	------	------	------
Increase (decrease) before
Interest Credited	$(2,396)	$(3,830)	$2,392
Interest Credited	2,059	1,941	1,891
	------	------	------
Net increase (decrease) in deposits	$(337)	$(1889)	$4,283

The Company attempts to price its deposit accounts to remain generally competitive with other financial institutions in its market area, while maintaining its traditional margins. Traditionally the Company has relied on its passbook savings accounts as a core deposit base. In line with such policies, the Company does not pay "jumbo" rates for deposits $100,000 and over.

The principal methods used by the Company to attract deposits include its emphasis on personal service, competitive interest rates and convenient office locations. The Company does not advertise for deposits outside of its primary market area. At December 31, 2000, the Company had no deposits that were obtained through deposit brokers.

The following table presents the amount of certificates of deposit at December 31, 2000 which mature during the periods indicated (in thousands).

	Amount	Percent
	-------	-------
Certificate Accounts Maturing
Under 12 months	$29,478	77.04%
12 months to 24 months	6,387	16.69%
24 months to 36 months	1,710	4.47%
36 months to 48 months	251.66%
48 months to 60 months	437	1.14%
	------	-----
Total Certificates	$38,263	100.00%
	=====	======

The following table sets forth the maturities of the Company’s deposits of $100,000 or more at December 31, 2000 by time remaining to maturity (in thousands).

DEPOSITS 100,000 AND OVER

(in thousands)

Maturing in 3 months or less	$1,986
Maturing in 3 to 6 months	614
Maturing in 6 months to 1 year	1,118
Maturing in 1 to 2 years	210
------
Total Deposits $100,000 and over	$3,928
=====

Borrowings. During 2000 the Company obtained advances from the FHLB, usually as part of a leveraged investment program. The Company borrows the funds which are subsequently reinvested in mortgage-backed securities, collateralized mortgage obligations and other investments which earn interest at a rate greater than the rate charged on the advances. The advances consist of fully amortizing and balloon advances which mature between January, 2001 and June, 2008. A summary of the advances by maturity and interest rate are detailed as follows (in thousands):

		Weighted
Maturing in the Year		Average
Ending December 31,	Amount	Rate
-------------------	----------	----------
2001	$19,318	6.55%
2002	7,828	6.21%
2003	8,329	5.53%
2004	-	-
2005	6,709	6.57%
Thereafter	12,007	5.50%
	---------
	$54,191

The maximum amount of advances outstanding at any month-end during 2000 was $60.3 million. The average balance outstanding during 2000 was $53.9 million. Prior to 1997 the Company had no material borrowings.

Subsidiaries

Guaranty Savings & Homestead Association is a wholly-owned subsidiary of the Company. The Company has no other subsidiaries.

Competition

Guaranty Savings & Homestead Association faces significant competition both in attracting deposits and in originating loans. Its most direct competition for deposits has come from commercial banks, credit unions, other savings and loans and mortgage brokers located in the metropolitan New Orleans market. The Association also competes for investors’ funds with short-term money market mutual funds and issuers of corporate and government securities. Guaranty Savings & Homestead Association does not rely on any individual group or entity for a material portion of its deposits or mortgage loan portfolio. The Association’s primary factors in competing in the home mortgage loan market are its efficient personal service and attractive interest rates and terms.

Employees

The Association had 31 full-time employees at December 31, 2000. None of these employees are represented by a collective bargaining agreement. Guaranty Savings & Homestead Association believes that it enjoys excellent relations with its personnel.

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

The Company

General. The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended ("HOLA"), is registered with and subject to OTS regulations, examinations, supervision and reporting. As a subsidiary of a savings and loan holding company, Guaranty Savings & Homestead Association is subject to certain restrictions in its dealings with the Company and any affiliates thereof.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, as discussed under "- The Association – Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association – Qualified Thrift Lender Test."

If the Company were to acquire control of another savings institution, other than through merger or other business combination with Guaranty Savings, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than Guaranty Savings or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 25% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000 Guaranty Savings was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

Federal Securities Laws. The Company’s common stock is registered with the SEC under the Securities and Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Financial Modernization. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4 (k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grand-fathered unitary thrift holding company status through acquisition is not permitted.

The Association

General. As a Louisiana chartered stock savings and loan association, the OFI is the Association’s chartering authority, and the OTS serves as the Association’s primary regulator. As such, the OFI and the OTS have extensive authority over the operations of Louisiana-chartered savings institutions. The Association is subject to periodic examinations and is required to file monthly, quarterly and annual reports with either or both parties. The investment and lending authority of savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including Guaranty Savings and Homestead Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association’s deposit insurance.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain tangible capital (1.5%), core capital (3.0%), and risk based capital (8.0%). Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December 31, 2000 the Association had no goodwill or other intangible assets which are deducted in computing its tangible capital.

In determining risk-based capital, a savings institution is allowed to include both core capital and supplementary capital. Assets are assigned to particular risk-weighted categories and subsequently multiplied by that particular percentage (cash and US Treasury and Agency securities equal 0%, 20% for high quality mortgage-backed securities including those issued by US Government Agencies and "AAA" rated private companies, state and local obligations, claims on FHLB’s and claims on domestic depository institutions, 50% for single family mortgage loans and 100% for all other loans and investments). The sum of these calculations becomes the total of risk-weighted assets which are then used to calculate the Association’s risk-based capital ratio.

At December 31, 2000, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 16.20%, 16.20% and 39.50% respectively.

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. As of December 31, 2000 Guaranty Savings and Homestead Association’s liquidity was 57.10%, or $58.3 million in excess of the minimum required 4%.

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

Under recently adopted amendments to the OTS’ regulations which become effective April 1, 1999, a savings institution that before and after the proposed distribution would at least be adequately capitalized may make capital distributions during any calendar year equal to net income for the applicable calendar year plus net income for the prior two years less any capital distribution in those prior periods. Failure to meet minimum capital requirements will result in further restriction on capital distributions, including possible prohibition without explicit OTS approval.

In order to make distributions under this safe harbor, institutions which are subsidiaries of savings and loan holding companies must submit 30 day written notice to the OTS prior to making the distribution. The OTS may object to the distribution during the 30-day period based on safety and soundness concerns.

Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and requires the OTS to provide a written evaluation of an institution’s CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution’s record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association’s current CRA rating is satisfactory.

Qualified Thrift Lender Test. The Qualified Thrift Lender (QTL) Test measures the Association’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments ("QTI’s")are residential housing related assets. The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in "QTI’s" to qualify for tax treatment as a building and loan association. At December 31, 2000, 94.20% of the Association’s assets were invested in QTI’s which was in excess of the percentage required to qualify the Association under the QTL test.

Federal Home Loan Bank System. Guaranty Savings and Homestead Association is a member of the FHLB of Dallas. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of FHLB agency issued obligations. As a member, the Association is required to maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Dallas, whichever is greater. At December 31, 2000, Guaranty Savings and Homestead Association had $3.1 million in FHLB stock, which was in compliance with this requirement.

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

Bad Debt Reserves. A small financial institution (one with an adjusted basis of assets of less than $500 million), such as the Association, is required in tax years beginning after 1995 to determine additions to its bad debt reserves under the experience method. Under the experience method, the deductible annual addition to the institution’s bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of loans outstanding at the close of the same six years, or (b) the lower of (i) the balance of the reserve account at the close of the Association’s "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

In 1996, the Association was required to change its method of computing its bad debt deduction from other methods previously allowable to the experience method. As a result of the change in law, the Association is required to include an amount into taxable income over a six-year period beginning in 1998. The amount required to be included in taxable income is the difference between its bad debt reserves at December 31, 1995, as determined under previously allowable bad debt methods, and the reserve allowable under the experience method at December 31, 1995. The amount to be included in the Association’s taxable income over the six-year period beginning with 1998 is $145,346, or $24,224 per year.

At December 31, 2000, the federal income tax reserves of the Association included $5.5 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non- qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together will all other such distributions during the taxable year, it exceeds the institutions current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on corporations with average annual gross receipts in excess of $7.5 million for the prior three tax years. Average annual gross receipts of the Company is in excess of $7.5 million and as a result, the Company is subject to the provisions of the alternative minimum tax provisions of the Code. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides items of tax preference including (a) tax exempt interest on newly issued (generally, issued after August 8, 1986) private activity bonds other than certain qualified bonds, (b) certain accelerated depreciation amounts and (c) 75% of the excess if any of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (defined without regard to this preference and prior to reduction by net operating losses).

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2000, the Association had no NOL carry-forwards for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from 20% or more owned corporations with which a corporate recipient does not file a consolidated tax return. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

The Company’s federal income tax returns for the tax years ended December 31, 1997 forward are open under the statute of limitations and are subject to review by the IRS. The Company is currently being examined by the IRS for the tax year ended December 31, 1998.

State Taxation

Any non-banking subsidiaries of the Association ( as well as the Company) are subject to the Louisiana Corporation Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. As a stock thrift, the Association is subject to the Louisiana Shares Tax. The formula for deriving the assessed value is to; (a) calculate 15% of the sum of 20% of the company’s capitalized earnings, plus (b) 80% of the company’s taxable stockholders’ equity, and to subtract from that figure 50% of the company’s real and personal property assessment. Various items may also be subtracted in calculating a company’s capitalized earnings.

Franchise Tax

The Company is also subject to the Louisiana franchise tax, which is imposed upon equity and certain borrowings (the franchise base) at a rate of $3 for every $1,000 of franchise base. Financial institution holding companies are allowed to reduce the franchise base to the extent of investments in and advances to subsidiary financial institutions.

Item 2. PROPERTIES

The following table sets forth certain information relating to the Company’s offices at December 31, 2000. All properties are owned by the Company. All amounts are in thousands.

	Net
	Book	Total
Location	Value	Deposits
----------	------	-------
3798 Veterans Blvd., Metairie	$1,756	$50,356
2111 N. Causeway Blvd., Mandeville	318	1,288
3915 Canal St., New Orleans	247	7,235
	-----	------
	$2,321	$58,879
	=====	=====

Item 3. LEGAL PROCEEDINGS

The Company and the Association are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the quarter ending December 31, 2000.

Part II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required herein, to the extent applicable, is incorporated by reference from page 2 of the Registrant’s 2000 Annual Report to Stockholders ("Annual Report").

Item 6. SELECTED FINANCIAL DATA

The information required herein is incorporated by reference from pages 3 to 4 of the Registrant’s Annual Report.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required herein is incorporated by reference from pages 4 to 12 of the Registrant’s Annual Report.

Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The information required herein is incorporated by reference from pages 12 to 17 of the Registrant’s Annual Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference from pages 18 to 53 of the Registrant’s Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from pages 2-5 of the Registrant’s definitive proxy statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from pages 8-10 of the Registrant’s Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is incorporated by reference from pages 6-7 of the Registrant’s Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from page 2 and page 10 of the Registrant’s Proxy Statement.

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

  FORM 8-K.

(a)	Documents filed as part of this Report.
(1)	The following financial statements are incorporated by
reference from Item 8 hereof (see Exhibit 13):
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Income for the Fiscal Periods
Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Changes in Shareholders’ Equity for
the Fiscal Periods Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Fiscal Periods
Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements
(2)	All schedules for which provision is made in the applicable
accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3)	The following exhibits are filed as part of this form 10-K, and this list includes the Exhibit Index.

Exhibit Index

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust
.	Agreement for Employees and Non-Employee Directors
10.3*	Employment Agreement among GS Financial Corp. Guaranty Savings and
Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*	Employment Agreement among GS Financial Corp. Guaranty Savings and
Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0	2000 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant - Reference is made to
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

GS FINANCIAL CORP.

March 28, 2001	By:	/s/ Donald C. Scott ------------------- Donald C. Scott Chairman of the Board, President And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date Signed
/s/ Donald C. Scott ------------------- Donald C. Scott	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 28, 2001
/s/ Bruce A. Scott ------------------- Bruce A. Scott	Executive Vice President and Director	March 28, 2001
/s/ Glenn R. Bartels ------------------- Glenn R. Bartels	Controller (principal financial and accounting officer)	March 28, 2001
/s/ J. Scott Key ------------------- J. Scott Key	Director	March 28, 2001
/s/ M.D. Paine, Jr. ------------------- M.D. Paine, Jr.	Director	March 28, 2001
/s/ Bradford A. Glazer ------------------- Bradford A. Glazer	Director	March 28, 2001
/s/ Stephen L. Cory ------------------- Stephen L. Cory	Director	March 28, 2001
/s/ Albert J. Zahn, Jr. ------------------- Albert J. Zahn, Jr.	Director	March 28, 2001
/s/ Kenneth B. Caldcleugh ------------------- Kenneth B. Caldcleugh	Director	March 28, 2001

GS Financial Corp. 10-K for 2000 - Exhibit 13 Annual Report: President's Letter, Shareholder Info, MD&A Part 1

GS Financial Corp. 10-K for 2000 - Exhibit 13 Annual Report: MD&A Part 2, Market Risk Analysis

GS Financial Corp. 10-K for 2000 - Exhibit 13 Annual Report: Audited Financial Statements

GS Financial Corp. 10-K for 2000 - Exhibit 13 Annual Report: Audit Report Notes A-F

GS Financial Corp. 10-K for 2000 - Exhibit 13 Annual Report: Audit Report Notes G-N

GS Financial Corp. 10-K for 2000 - Exhibit 13 Annual Report: Audit Report Notes O-Y

GS Financial Corp. 10-K for 2000 - Exhibit 13 Annual Report: Directors and Executive Officers