Form 10-Q
period 2001-03-31
GS FINANCIAL CORP
filed 2001-05-15
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended March 31, 2001

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

As of May 3, 2001, there were 1,868,946 shares of the Registrant’s Common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended March 31, 2001 and 2000 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Three Months ended March 31, 2001

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of March 31, 2001, Unaudited and December 31, 2000, Audited)	3

	Consolidated Statements of Operations
	(For the three months ended March 31, 2001 and 2000, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the three months ended March 31, 2001 and 2000, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the three months ended March 31, 2001 and 2000 Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13-19

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Part II - Other Information		19

Item 1	Legal Proceedings	19

Item 2	Changes in Securities	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Submission of Matters to a Vote of Security Holders	19-20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	Mar. 31, 2001	Dec. 31, 2000

Cash and Due from Banks	$517	$531
Interest-Bearing Deposits in Other Banks	11,676	1,417
Federal Funds Sold	1,395	1,455
Investment Securities	23,793	11,000
Loans (Net)	74,540	74,480
Mortgage-Backed Securities	1,429	4,115
Collateralized Mortgage Obligations	79,073	53,745
FHLB Stock	5,160	3,115
Accrued Interest Receivable	802	682
Premises and Equipment	2,501	2,527
Other Assets	348	433

Total Assets	$201,234	$153,500
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest Bearing Deposits	$59,024	$58,660
Non-Interest Bearing Deposits	902	1,150
Borrowings	101,100	54,191
Other Liabilities	2,165	1,704

Total Liabilities	163,191	115,705

STOCKHOLDERS' EQUITY
Common Stock & Additional Paid-in Capital	33,929	33,888
Treasury Stock	(21,086)	(20,568)
Accumulated Other Comprehensive Income	1,442	1,292
Unearned ESOP Stock	(1,574)	(1,646)
Unearned RRP Trust Stock	(1,682)	(1,754)
Other Stockholders' Equity	27,014	26,583

Total Stockholders' Equity	38,043	37,795

Total Liabilities and Stockholders' Equity	$201,234	$153,500

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2001	2000

INTEREST INCOME (from)
Loans	$1,460	$1,405
Mortgage-Backed Securities	37	284
Investment Securities	265	125
Collateralized Mortgage Obligations	1,092	920
Other Interest Income	235	64
Total Interest Income	3,089	2,798

INTEREST EXPENSE (on)
Deposits	715	623
FHLB Advances	1,133	744
Total Interest Expense	1,848	1,367

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	1,241	1,431
PROVISION FOR LOAN LOSSES	13	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,228	1,431

NON-INTEREST INCOME
Gain/(Loss) on Investments	591	(60)
Other Income	7	2
Total Non-Interest Income	598	(58)

OTHER EXPENSES
Compensation and Benefits	602	529
Net Occupancy Expense	82	80
Other Expenses	199	226
Total Other Expenses	883	835

INCOME BEFORE TAX EXPENSE	943	538
INCOME TAX EXPENSE	335	206

NET INCOME	$608	$332
	====	====

BASIC EARNINGS PER SHARE	$.36	$.14
DILUTED EARNINGS PER SHARE	$.36	$.14

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2001, and 2000
(Dollars in Thousands) (Unaudited

				Unearned			Accumulated
		Add’l			RRP		Other	Total
	Common Stock	Paid-in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE AT
DECEMBER 31, 1999	$34	$33,822	$(11,978)	$(1,927)	$(1,974)	$26,151	$(580)	$43,548

Net Income-3 months
Ended March 31, 2000	-	-	-	-	-	332	-	332

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(171)	(171)

Retirement of ESOP Debt	-	37	-	70	-	-	-	107

Cash Dividends Paid	-	-	-	-	-	(238)	-	(238)
BALANCE AT
MARCH 31, 2000	$34	$33,859	$(11,978)	$(1,857)	$(1,974)	$26,245	$(751)	$48,578
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2000	$34	$33,854	$(20,568)	$(1,646)	$(1,754)	$26,583	$1,292	$37,795

Net Income-3 months
Ended March 31, 2001	-	-	-	-	-	608	-	608

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	150	150

Purchase of Treasury Stock	-	-	(518)	-	-	-	-	(518)

Retirement of ESOP Debt	-	62	-	72	-	-	-	134

Distribution of RRP Stock	-	(21)	-	-	72	-	-	51

Cash Dividends Paid	-	-	-	-	-	(177)	-	(177)
BALANCE AT
MARCH 31, 2001	$34	$33,895	$(21,086)	$(1, 574)	$(1,682)	$27,014	$1,442	$38,043
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For The Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$608	$332
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	34	35
Discount Accretion Net of Premiums Amortized	(36)	(19)
Provision for Losses	13	-
Dividend on ARM Fund	(50)	(9)
Dividend on IMF Fund	(5)	(27)
Non-Cash Dividend - FHLB	(55)	(44)
ESOP Expense	107	92
RP Expense	83	39
(Gain)/Loss on Sale of Investments	(591)	60
Gain on Sale of Foreclosed Real Estate	(23)	-
Changes in Deferred Income Tax	3	(45)
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Accrued Interest Receivable	(120)	31
Increase in Deferred Charges	(27)	(38)
Increase in Accrued Income Tax	335	169
Increase in Other Assets	(5)	-
Increase in Other Liabilities	17	78

Net Cash Provided by Operating Activities	288	654

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Available-for-Sale Securities	$47	$367
Proceeds from Maturities of CMOs	1,947	1,934
Proceeds from Maturities of Mortgage-Backed Securities	378	454
Proceeds from Sale of Mortgage-Backed Securities	2,316	-
Proceeds from Sale of FHLMC Common Stock	632	-
Proceeds from Sales of Foreclosed Real Estate	140	-
Net (Investment)/Redemption of ARM Mutual Fund	(724)	1,151
Net Redemption of IMF Mutual Fund	21	1,782
Purchase of CMOs	(26,347)	-
Purchase of FHLB Stock	(1,990)	-
Purchase of FHLMC Preferred Stock	(12,718)	-
Purchase of Other Equity Investments	(54)	-
Net Loan Originations	(74)	(1,556)
Purchases of Premises and Equipment	(8)	(4)

Net Cash (Used in)/Provided by Investing Activities	(36,434)	4,128

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For The Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	$309	$(533)
Net (Decrease) Increase in Unapplied Loan Payments	1	(7)
Net Decrease in Advance Payments by Borrowers for
Taxes and Insurance	(194)	(102)
Net Increase/(Decrease) in FHLB Advances	46,910	(193)
Payment of Cash Stock Dividends	(177)	(238)
Purchase of Treasury Stock	(518)	-

Net Cash (Used in)/Provided by Financing Activities	46,331	(1,073)

NET CASH EQUIVALENTS	10,185	3,709

CASH AND CASH EQUIVALENTS - January 1,	3,403	2,504

CASH AND CASH EQUIVALENTS - March 31,	13,588	6,213
	=====	====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association"). The Association is a state-chartered savings and loan association whose primary regulators are the Office of Thrift Supervision ("OTS") and Louisiana Office of Financial Institutions ("OFI").

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (the "ESOP") purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At March 31, 2001, there were 164,583 unallocated shares and the balance of the loan was $1.8 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $107,000 for the three months ended March 31, 2001, compared to $92,000 for the three months ended March 31, 2000. The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 1.7 million for the three months ended March 31, 2001 and 2.3 million shares for the three months ended March 31, 2000. For the three months ending March 31, 2001, earnings per common share were $.36 compared to $.14 for the three months ending March 31, 2000. During the three months ended March 31, 2001 and 2000, the Company declared and paid cash dividends in the amount of $.09 and $.09 per common share, respectively.

(4) INVESTMENTS

(Dollars in thousands)	March 31, 2001		December 31, 2000
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$2,342	$2,429	$2,389	$2,461
ARM Mutual Fund	3,605	3,624	2,831	2,823
IMF Mutual Fund	379	380	400	370
FHLMC Common Stock	16	1,037	25	1,792
FHLMC Preferred Stock	16,224	16,218	3,506	3,504
Equity Investments-Other	104	105	50	50
	------	------	------	------
TOTAL INVESTMENTS	$22,670	$23,793	$9,201	$11,000
	=====	=====	====	=====

(5) LOANS

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2001	2000

Total Loans	$ 74,965	$ 74,892
Allowance for Loan Losses	(433)	(420)
Net Unearned Fees	8	8
	--------	--------
TOTAL NET LOANS	$ 74,540	$ 74,480
	=====	=====

Permanent Mortgages (1-4 family)	$ 71,378	$ 71,144
Construction (1-4 family)	88	619
Commercial Mortgages	1,238	1,006
Other Mortgages	1,632	1,505
Commercial	388	381
Consumer (secured by deposits)	241	237
	--------	--------
TOTAL LOANS	$ 74,965	$ 74,892
	=====	=====

Allowance for Loan Losses

(Dollars in thousands)	2001	2000
	-----	-----
Beginning Balance, January 1,	$ 420	$ 424
Provision for Losses	13	-
Loans Charged Off	-	(11)
	-----	-----
Ending Balance, March 31,	$ 433	$ 413
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	March 31, 2001		December 31, 2000
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$ 1,358	$ 1,371	$ 1,541	$ 1,545
FHLMC Fixed Rate (1-4 family)	-	-	1,096	1,094
FNMA Fixed Rate (1-4 family)	58	58	1,481	1,476
	-----	-----	-----	-----
TOTAL MORTGAGE-BACKED SECURITIES	$ 1,416	$ 1,429	$ 4,118	$ 4,115
	====	====	====	====

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	March 31, 2001		December 31, 2000
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ 5,324	$ 5,237	$ 5,766	$ 5,579
FHLMC	13,852	14,046	14,254	14,141
Private Issue	58,847	59,790	33,562	34,025
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 78,023	$ 79,073	$ 53,582	$ 53,745
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2001	2000

Passbook Savings	$ 16,994	$ 17,431
Certificates of Deposits	38,616	38,263
Interest Bearing Checking	3,414	2,966
	--------	--------
TOTAL INTEREST BEARING DEPOSITS	$ 59,024	$ 58,660
	=====	=====

(9) FEDERAL HOME LOAN BANK ADVANCES

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2001	2000

Amounts maturing within 1 year	$ 30,426	$ 19,318
Amounts maturing over 1 year	70,674	34,873
	--------	--------
TOTAL FEDERAL HOME LOAN BANK ADVANCES	$ 101,100	$ 54,191
	======	=====

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

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of March 31, 2001, 125,028 shares had been awarded of which 41,632 had been earned and issued. Compensation expense related to the RRP was $83,000 for the three months ended March 31, 2001 compared to $39,000 for the three months ended March 31, 2000. The increase in expense was attributable to the distribution from the RRP of 4,126 shares to Director Kirschman who retired as of March 31, 2001 due to his physical disability. The distribution represented the balance of shares initially awarded to Mr. Kirschman at the inception of the plan and were deemed earned upon his retirement.

(12) TREASURY STOCK

Since 1998, the Company has been repurchasing shares of its common stock. The Company became eligible one year from the date of its initial public offering to begin repurchasing stock. For the first two years of the buyback program, the Company was limited to 10% per year per OTS regulations. On April 1, 2000, the three year anniversary of the Company’s IPO, the 10% per year limitation on buybacks was lifted. As of April 30, 2001, the Company had repurchased 1,569,554 shares at an average price of $14.01 per share. The following table summarizes the repurchase of shares of its common stock by year:

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	$ 12.22
2000	679,600	$ 12.64
2001	99,900	$ 14.71
	------------	-------
Total	1,569,554	$ 14.01

All purchases were open market transactions. Due to the highly capitalized condition of the Company, management felt that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value. The alternative to reducing capital would have been rapid growth probably through some type of acquisition. Given the premium nature of current financial institution buyouts, the alternative approach to reducing capital through buybacks was deemed to be a more conservative approach. These shares have not been retired and could potentially serve as a source of funding should the need arise in the future.

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Three Months
	Ended March 31,
	2001	2000
Office Supplies & Telephone	$ 27,556	$ 27,004
Bank Shares and Franchise Tax	74,129	101,572
Data Processing	30,036	35,735
Advertising	19,568	2,155
Supervisory Fees	17,691	13,791

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Economic circumstances, the Company’s operations, and actual results could differ significantly from those discussed in the forward-looking statements. The major factors that could cause or contribute to such differences include, but are not limited to, changes in the local economy as well as fluctuations in prevailing interest rates. Other forward-looking statements are made concerning the amount and adequacy of the allowance for loan losses.

GENERAL

The Company’s principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It’s principal products include mortgage loans, passbook savings accounts, certificates of deposit, and demand deposit accounts. The Association also invests in short-term and long-term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities, and mortgage-backed securities.

On May 1, 2001, the Company opened a Loan Production Office ("LPO") at 1515 Highway 51, Ponchatoula, Louisiana. The Guaranty Savings & Homestead LPO will serve Tangipahoa and the surrounding Parishes by offering loan products ranging from residential and commercial mortgages to commercial loans and lines of credit.

The following discussion compares the financial condition of GS Financial Corp. at March 31, 2001 to December 31, 2000 and the results of operations for the three months ended March 31, 2001 and 2000.

CHANGES IN FINANCIAL CONDITION

At March 31, 2001, the assets of the Company totaled $201.2 million, increasing $47.7 million from December 31, 2000, when total assets were $153.5 million. The 31% increase in total assets was funded by advances from the Federal Home Loan Bank of Dallas and resulted in increases in investments made up primarily of Federal Home Loan Mortgage Corporation ("FHLMC")Preferred Stock, purchases of collateralized mortgage obligations, an increase in Federal Home Loan Bank stock necessitated by the Company’s additional borrowings and interest-bearing deposits in other banks. Also, during the three months ended March 31, 2001, the Company sold $2.3 million of mortgage-backed securities and 10,000 shares or $.6 million of FHLMC common stock. Prepayments on the Company’s mortgage loans and mortgage derivative instruments increased due to significant refinancing activity caused mainly by recent rate reductions by the Federal Reserve. During the three months ended March 31, 2001, the Company’s interest-bearing deposits increased $364,000 mainly through the addition of NOW accounts.

Growth in the mortgage loan portfolio decreased from the first quarter of 2000. Net loans increased $.1 million for the first quarter of 2001 compared to an increase of $1.5 million for the three months ended March 31, 2000. The majority of the construction loans in progress at December 31, 2000, have subsequently converted to permanent mortgage loans, accounting for the decrease in construction loans and increase in loans on one-to-four family dwellings.

Collateralized mortgage obligations increased $25.4 million, or 47%, to $79.1 million at March 31, 2001 compared to $53.7 million at December 31, 2000. The Company was able to take advantage of decreasing borrowing rates and bonds with slower reactions to falling interest rates to lock in favorable spreads in its leveraged portfolio of investments, which is comprised of collateralized mortgage obligations and FHLMC preferred stock, whose dividends are 70% tax exempt.

Mortgage-backed securities decreased $2.7 million, or 66%, to $1.4 at March 31, 2001, compared to $4.1 million at December 31, 2000. The Company sold $2.3 million of seasoned fixed-rate FHLMC and FNMA mortgage-backed securities at a loss of $5,000. Proceeds from this divestiture went into other investments such as mortgage loans, collateralized mortgage obligations, FHLMC preferred stock and interest-bearing deposits in other financial institutions.

During the first quarter of 2001, the Company increased its portfolio of investment securities 116%, or $12.8 million to $23.8 million at March 31, 2001 compared to $11.0 million at December 31, 2000. The increase was due to purchases of FHLMC preferred stock of $12.7 million. During the three months ended March 31, 2001, the Company sold 10,000 shares of FHLMC common stock for $632,000, realizing a gain of $623,000. This gain was due to the stock being purchased over fifty years ago and being held through multiple splits in the stock. The dividend yield of the stock was approximately 3% inclusive of the 70% tax exclusion on dividends paid by this common stock investment. By contrast, the FHLMC preferred stock purchased in the last six months by the Company has yields between 7% and 8% taking into account the 70% dividend tax exclusion. The FHLMC preferred stock has call features ranging from 2003 to 2011.

The increase in interest-bearing deposits in other banks reflects funds borrowed at the Federal Home Loan Bank which will be used to pay off existing advances currently costing the Company in excess of 7%. At March 31, 2001 the Company’s investment in interest-bearing deposits in other banks was $11.7 million. This represents an increase of $10.3 million from December 31, 2000.

Interest-bearing deposits increased $364,000 in the quarter ended March 31, 2001. This represented a .6% increase from $58.7 million in interest-bearing deposits at December 31, 2000, compared to $59.0 million at March 31, 2001.

During the quarter ended March 31, 2001, the Company’s borrowings from the Federal Home Loan Bank increased $46.9 million from $54.2 million at December 31, 2000 compared to $101.1 million at March 31, 2001. At March 31, 2001, the Company's borrowings consisted of $56.5 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $39.7 in bullet (interest only until maturity) advances, and $4.9 million in balloon obligations from the FHLB. The increase in advances was due to the expansion of the Company’s leveraged investing program and falling borrowing rates.

Stockholders’ equity increased $.2 million to $38.0 million at March 31, 2001 compared to $37.8 million at December 31, 2000. This was the net result of increases from net income of $.6 million, increases in other comprehensive income of $.2 million, retirement of ESOP debt of $.1 million and distribution of RRP stock of $.1 million, offset by decreases attributable to dividends paid of $.2 million and treasury stock purchases of $.6 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 2001 was $.6 million compared to $.3 million for the three months ended March 31, 2000. The first quarter of 2001 was characterized by increases in interest income, interest expense and gains on sales of investments compared to the first quarter of 2000. Earnings per common share were $.36 for the three months ended March 31, 2001 on average shares outstanding of 1,687,138 compared to $.14 per common share for the three months ended March 31, 2000 on average shares outstanding of 2,343,230.

INTEREST INCOME

Total interest income for the quarter ended March 31, 2001 was $3.1 million compared to $2.8 million for the quarter ended March 31, 2000. This represents an increase of $.3 million, or 11%. The increase was the net result of an increase in interest income from loans, investment securities, collateralized mortgage obligations and short term funds, offset by a decrease in interest income from mortgage-backed securities as a result of the sale of most of the mortgage-backed security portfolio between March 31, 2000 and January 31, 2001.

For the three months ended March 31, 2001, average interest-earning assets were $171.7 million with an annualized yield of 6.52%. For the same period in 2000 average total interest-earning assets was $154.6 million yielding 7.24%. The increase in interest-earning assets was the result of the expansion of the leveraged investment portfolio while the decrease in the yield was the result of falling national market rates in all aspects of the financial markets from mortgage rates, to the prime lending rate, to falling bond yields.

Interest on loans increased $.1 million to $1.5 million for the three months ended March 31, 2001 compared to $1.4 million for the three months ended March 31, 2000. During the first quarter of 2001, the average loan portfolio balance was $74.3 million and yielded 7.86%. The average balance of the loan portfolio for the three months ended March 31, 2000 was $70.8 million (net). The average annualized yield on loans for the three months ended March 31, 2000 was 7.94%.

Interest on mortgage-backed securities decreased from $284,000 for the three months ended March 31, 2000, to $37,000 for the three months ended March 31, 2001. The average balance of mortgage-backed securities for the three months ended March 31, 2001 was $2.3 million which yielded 6.51%. For the same period in 2000, the average balance of the mortgage-backed security portfolio was $16.5 million which yielded 6.91%. During the interim period between March 31, 2000 and March 31, 2001, the Company has either sold or had the majority of its portfolio of mortgage-backed securities paid off. During the three months ended March 31, 2001, the Company sold $2.3 million of mortgage-backed securities at a loss of $5,000. Most of the sales were effected to transfer funds into more liquid investments and reposition the Company for growth and interest rate changes.

During the three months ended March 31, 2001 the average balance of the Company’s portfolio of CMOs was $61.2 million with an annualized yield of 7.14%. For the same period in 2000, the average balance was $54.1 million which yielded 6.81%. During the first quarter of 2001, the Company has earned $1.1 million in interest on CMOs which is an increase of $.2 million compared to the three months ended March 31, 2000. This represents an increase of 22% from 2000 to 2001. Most of these investments are part of the Company’s wholesale growth strategy of leveraged investing. The increase in yield of the CMO portfolio was the result of its older, lower coupon bonds paying off while reinvesting funds in higher coupon CMOs during the latter part of 1998 and 1999 when interest rates were rising. Yields were also pushed upward by the slowing of prepayments during this same period. The Company expects prepayments to increase with the fall in market interest rates but still expects its yield on CMOs to continue to rise since most of the CMOs purchased during the last two years were purchased at discounts and prepayments accelerate the accretion of these discounts pushing yields upward.

Interest income on investment securities was $.3 million for the three months ended March 31, 2001 compared to $.1 million for the three months ended March 31, 2000. The average balance of investment securities was $16.3 million which yielded 5.22% during the three months ended March 31, 2001 compared to $10.0 million yielding 4.99% for the three months ended March 31, 2000. The increase in yield for the three months ended March 31, 2001 was due to the Company’s divestiture of its FHLMC common stock and re-investment in FHLMC preferred stock. This repositioning has offset the reduced yields on the Company’s mortgage-based mutual funds due to declining market interest rates.

Other interest income, consisting of interest income on overnight Federal Funds sold, interest-bearing deposits in other banks, and dividends on FHLB stock, increased from $64,000 for the three months ended March 31, 2000, to $235,000 for the three months ended March 31, 2001. The average balance of other interest-earning assets was $17.6 million for the three months ended March 31, 2001 which yielded 5.3%. For the three months ended March 31, 2000, average other interest-earning assets was $4.4 million which yielded 5.8%.

PROVISION FOR LOAN LOSSES

The Company had a provision for loan loss of $13,000 and $0 for the three months ended March 31, 2001 and 2000, respectively. The $13,000 provision for the quarter ended March 31, 2001, was the result of an increase in that portion of the allowance attributable to specifically identified assets referred to by the Company as special assets. Special assets were $320,000 at December 31, 2000 with an allocated ALL of $68,000 compared to $352,000 at March 31, 2001 with an allocated ALL of $78,000. The remaining $3,000 of the provision was attributable to various other changes in the composition of the Company’s loan portfolio.

INTEREST EXPENSE

The Company’s total interest expense increased $.4 million to $1.8 million for the three months ended March 31, 2001 compared to $1.4 million for the three months ended March 31, 2000. Average total interest-bearing liabilities were $135.2 million at a cost of 5.47% for the three months ended March 31, 2001. For the same period in 2000 the average balance of interest-bearing liabilities was $110.0 million costing 4.97%. The rise in cost of funds was due to the effects of the higher cost of funds on certificates of deposit and FHLB advances originated during 2000. The Company expects its cost of funds to decrease during the rest of 2001.

The average balance of interest-bearing deposits was $58.7 million for the three months ended March 31, 2001 costing 4.87%. Average interest-bearing deposits for the three months ended March 31, 2000 was $58.4 million costing 4.26%. Interest expense on interest bearing deposits was $.7 million and $.6 million for the three months ended March 31, 2001 and 2000, respectively.

The average balance of FHLB advances was $76.5 million at an annualized cost of 5.92% for the three months ended March 31, 2001. Both the cost and average balance increased from the three months ended March 31, 2000, during which the average balance of the Company’s FHLB advances was $51.7 million with an annualized cost of 5.76%.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2001 were $.9 million compared to $.8 million for the three months ended March 31, 2000. The $.1 million increase was from an increase in salaries and employee benefits from $529,000 for the three months ended March 31, 2000 compared to $602,000 for the three months ended March 31, 2001. The most significant cause for the increase was the disbursement of the remaining RRP benefit to Director Kirschman who retired due to disability. Please see Note 11 for more details. Please refer to the consolidated statement of operations or note 13, Other Expenses, included in this report, for further detail on the differences in the two quarters ending March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the Company’s ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company.

The Company’s primary sources of funds are interest-bearing customer deposits, FHLB advances and maturities of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

The Association is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Association utilizes a combination of cash on hand, certain money market investments, and deposits in other banks, as well as U.S. Government and Agency issued securities. As of March 31, 2001, the Association’s liquidity stood at 64.3%, or $94.2 million in excess of the minimum requirement.

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of March 31, 2001, the Association’s tangible and core capital amounted to $25.1 million, or 12.8% of adjusted total assets, while the Association’s risk-based capital was $25.6 million, or 31.2% of total adjusted risk-weighted assets.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2001. Management believes there have been no material changes in the Company’s market risk since December 31, 2000.

Part II - Other Information

Item 1 - Legal Proceedings

There are no matters required to be reported under this item.

Item 2 - Changes in Securities

There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders

On March 23, 2001, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held on April 24, 2001 ("Annual Meeting"). There were two issues considered at the Annual Meeting, the election of two directors and the ratification of the appointment of the Company’s independent auditors. Both issues passed by the vote reflected below. In addition to the directors elected to three-year terms at the Annual Meeting, the following persons had term of office as a director which continued after the Annual Meeting: Stephen L. Cory, Bruce A. Scott, J. Scott Key, Albert J. Zahn, Jr., Kenneth B. Caldcleugh, and Bradford A. Glazer.

Approval of the election of Donald C. Scott to a three-year term as director.

For	Withheld
---	--------
1,728,810	27,591

Approval of the election of Mannie D. Paine, Jr. to a three-year term as director.

For	Withheld
---	--------
1,733,401	23,000

Approval to ratify the appointment of LaPorte, Sehrt, Romig and Hand as the Company’s independent auditors for the year ending December 31, 2001.

For	Against	Abstained
---	-------	---------
1,751,471	4,350	580

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

GS FINANCIAL CORP.

Date: May 15, 2001	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman Board, President and Chief Executive Officer

Date: May 15, 2001	By:	/s/ Glenn R. Bartels
Glenn R. Bartels Controller