Form 10-K/A
period 2000-12-31
GS FINANCIAL CORP
filed 2001-05-30
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

PART I.

Item 1 of the Form 10-K is hereby amended and restated in its entirety to read as follows:

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

All of the Company’s assets are reviewed on a quarterly basis. Payment histories as well as the value of the underlying collateral are reviewed and assessed in light of several risk factors. The most significant risk factor is the state of the local economy. A healthy economy is characterized by low unemployment which usually leads to strong real estate markets and the maintenance if not appreciation of underlying collateral values. Current interest rates and expectations of the movement thereof is also a significant risk factor. Low or falling interest rates can act to stimulate local real estate markets while also increasing prepayment speeds on existing assets. Rising or high interest rates usually slows down payments. The level of credit concentration the customer has with the Company is also a risk factor. Other risk factors include environmental factors which could impair the value of the underlying collateral of an asset or changes in federal and state regulations which might reduce the ability of the Company to collect all of the principal and interest owed to the Company.

The Company’s Watch List, comprising substandard and special mention assets is presented to the Board quarterly. Assets displaying tendencies which might hinder full collection of principal are classified as substandard. Such tendencies include but are not limited to late payments on loans or deterioration of the underlying collateral. Those loans classified substandard, for which a specific potential for loss has been identified, are considered "special assets." Assets classified as special mention are those not yet serious enough to merit the substandard classification but do require additional attention from management.

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

Allowance for Loan Loss. The allowance for loan loss ("ALL") is calculated by assessing the need for specific reserves on identified problem credits (see special assets in the previous paragraph) in addition to using historical and economic based percentages on certain classifications of homogeneous loans to arrive at an overall ALL. Several of these categories are based on the particular loan being included on the Company’s Watch List. Other categories are based on the type of underlying collateral such as commercial or residential real estate while still other categories are based on the nature of the loan such as construction verses permanent financing. At December 31, 2000, the ALL was allocated as follows:

GS Financial Corp.

Allocation of the Allowance for Loan Losses

As of December 31, 2000

Balance at End of Period Applicable to:	2000		1999		1998		1997		1996
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
One to Four Family Residential	390	94.9%	340	95.7%	377	95.7%	373	97.3%	335	95.9%
FHA and VA	-	.1%	-	.2%	-	.4%	-	.7%	-	1.1%
Construction	-	.8%	-	.9%	-	1.1%	-	.2%	-	.7%
Commercial Real Estate	24	1.3%	39	2.0%	15	1.8%	22.9%		27	1.0%
Other Real Estate	-	1.9%	45.6%		45.3%		15.2%		20.3%
Second Mortgage	-	.1%	-	.1%	26.2%		-	.3%	-	.6%
Loans on Deposits	-	.3%	-	.5%	-	.5%	-	.5%	-	.4%
Commercial Loans	6.5%		-	n/a	-	n/a	-	n/a	-	n/a

TOTAL	420	100.0%	424	100.0%	463	100.0%	410	100.0%	382	100.0%

LOAN LOSS EXPERIENCE

Provisions for loan losses are charged to earnings to bring the total ALL to a level considered appropriate by management. Losses are incurred via foreclosure, deterioration the of the underlying collateral, inability of the customer to repay the loan or other means. These losses are charged against the ALL. As mentioned earlier, the ALL is evaluated on a quarterly basis and provisions to increase or reductions to reduce the allowance to the appropriate level deemed by management are recorded when necessary. Charge-offs reduce the allowance while recoveries increase the allowance during the quarter. Management assesses the ALL accordingly and establishes additional provisions to bring the ALL to an appropriate level. The appropriate level of the ALL is determined by management’s estimation of the amount of loss associated with loans considered to be impaired in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," as well as management’s estimate of loss associated with the remaining portfolio. Historical analysis of factors such as number of foreclosures, level of delinquencies and amount of charge-offs as well as other factors such as local and national economic conditions help management set both the formula used to calculate the ALL for the remaining loan portfolio as well as an appropriate level for the ALL overall.

The following table sets forth the Company’s loan loss experience for the years presented. All of the charge-offs and provisions in the following table were on first mortgages of one-to-four family dwellings.

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

The following table shows the distribution of, and certain other information relating to the Company’s deposits. Deposit account balances at December 31, 2000, 1999, and 1998 are summarized as follows (in thousands):

	Years Ending December 31,
	2000		1999		1998
		Wtd.		Wtd.		Wtd.
		Avg.		Avg.		Avg.
	Balance	Rate	Balance	Rate	Balance	Rate
	----------	----------	----------	----------	----------	----------
Demand Deposit
Accounts	$3,185	4.64%	$44	N/A	$-	N/A
Passbook Savings
Accounts	17,431	3.00%	20,170	3.00%	21,512	3.00%
Certificates of
Deposit	38,263	5.85%	39,002	5.00%	39,593	5.20%
	--------		--------		--------
	$58,879		$59,216		$61,105
	=====		=====		=====

The following table sets forth the deposit cash flow of the Company during the periods indicated (in thousands):

	Year Ended December 31,
	2000	1999	1998
	------	------	------
Increase (decrease) before
Interest Credited	$(2,396)	$(3,830)	$2,392
Interest Credited	2,059	1,941	1,891
	------	------	------
Net increase (decrease) in deposits	$(337)	$(1889)	$4,283

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

GS Financial Corp.

Common Stock Repurchases

Year	Shares Repurchased	Average Price
1998	491,054	$ 16.95
1999	299,000	$ 12.22
2000	679,600	$ 12.64
	------------	--------
Total	1,469,654	$ 13.99

All purchases were open market transactions. Due to the highly capitalized condition of the Company, management felt that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value. The alternative to reducing capital would have been rapid growth probably through some type of acquisition. Given the premium nature of current financial institution buyouts, the alternative approach to reducing capital through buybacks seemed a more conservative approach. These shares have not been retired and could potentially serve as a source of funding should the need arise in the future.

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

Part II.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7 of the Form 10-K is hereby amended and restated in its entirety to read as follows:

The following discussion and analysis of the financial condition and results of operations of GS Financial Corp. (the "Company") and its subsidiary, Guaranty Savings and Homestead Association, for the years ended December 31, 1996 through 2000 is designed to assist readers in their understanding of the Company. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this annual report includes certain "forward-looking statements" based on current management expectations. The Company’s actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from those management expectations. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

COMPARISON OF FINANCIAL CONDITION

ASSETS

General - Total assets of the Company decreased by $4.5 million from $158.0 million at December 31, 1999, to $153.5 million at December 31, 2000. The decrease was primarily due to the net effects of a $12.2 million decrease in mortgage-backed securities partially offset by a $4.4 million increase in loans receivable and a $1.6 million increase in collateralized mortgage obligations. The purpose of the sale of the majority of the mortgage-backed security portfolio was twofold, (1) create liquidity for loan originations and additional stock buybacks and (2) reposition some of the Company’s investments in response to changing interest rates.

Cash and Cash Equivalents - Cash and cash equivalents, consisting of interest and non-interest bearing deposits and Federal Funds Sold, increased $.9 million, or 36%, from $2.5 million at December 31, 1999, to $3.4 million at December 31, 2000. Cash and cash equivalents are utilized in the daily operations of the Company. The Company maintains cash and cash equivalents sufficient to meet the daily operational needs of the bank including, but not limited to, operating expenses, loan funding, deposit withdrawals and investment purchases. The Company also maintains positions in mutual funds that are invested mostly in mortgage-based products. These funds carry one-day availability and supplement the yield of overnight Federal Funds Sold and interest-bearing deposits in other financial institutions such as the Federal Home Loan Bank.

Loans Receivable, Net - Loans receivable, net, increased by $4.4 million, or 6%, from $70.1 million at December 31, 1999, to $74.5 million at December 31, 2000. The primary change in the loan portfolio was a $3.7 million increase in loans on 1-4 family dwellings, from $67.4 million in 1999 to $71.1 million in 2000. In the fall of 2000, the Company began offering commercial loans and was able to originate $.4 million in such loans. Consumer loans continued to decrease. Because of a slowdown in the local real estate market and the increase in interest rates, there was only a 6% growth in the loan portfolio in 2000 as compared to the 10% growth in 1999.

Investment Securities - Investment securities increased $.5 million, or 5%, from $10.5 million at December 31, 1999, to $11.0 million at December 31, 2000. The Company’s investment securities consist of United States Treasury and Agency issues, short-term mutual funds consisting primarily of qualified thrift investments, Federal Home Loan Mortgage Corporation (FHLMC) common and preferred stock and other equity investments. During 2000, because of its low dividend yield, the Company sold 10,000 shares of its FHLMC common stock at gain of $.4 million. The Company also purchased $3.5 million of FHLMC Preferred Stock. The FHLMC preferred stock purchased contained call options varying from three to seven years and coupons varying from 5% to 6%. Seventy percent of the dividends for the FHLMC preferred stock are tax free, boosting the effective yield of this investment. During 2000, the Company charged-off $.2 million of its Intermediate Mortgage Fund as it liquidated $2.4 million of this investment to fund the liquidity needs of the Company.

Mortgage-Backed Securities - Mortgage-backed securities decreased $12.2 million, or 75%, from $16.3 million at December 31, 1999, to $4.1 million at December 31, 2000. In 2000 the Company sold $10.6 million in mortgage-backed securities which resulted in a realized net loss of $.3 million. The Company completed these transactions to generate cash for loan growth, for stock repurchases and for new investment opportunities. At December 31, 2000 and 1999, all of the Company’s mortgage-backed securities were FHLMC, FNMA, or GNMA issued instruments. FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal Government.

Collateralized Mortgage Obligations - The Company investment in Collateralized Mortgage Obligations (CMOs) is limited to first-tranche Real Estate Mortgage Investment Conduits (REMICs) which pay monthly. REMICs are multiple class mortgage-backed securities whereby an underlying pool of mortgages held by the issuer serves as collateral for the debt. The Company has REMICs issued by FNMA, FHLMC and "AAA" rated non-governmental agencies. The Company has found these instruments to be ideal for its wholesale growth strategy due to their regular repayment schedules and attractive yields. The expected life of these REMICs varies from two to fifteen years. Most of the investment in CMOs was funded by advances from the Federal Home Loan Bank. During 2000, the Company’s investment in CMOs increased $1.6 million, or 3%, from $52.1 million at December 31, 1999, to $53.7 million at December 31, 2000.

LIABILITIES AND STOCKHOLDERS’ EQUITY

General - The Company’s deposits, borrowings and equity represent sources of funds for its various investments and operating needs.

Deposits - The Company’s deposits decreased $.3 million, or 1%, from $59.2 million at December 31, 1999, to $58.9 million at December 31, 2000. The change was due to the net result of a $.7 million decrease in certificates of deposit, a $2.8 million decrease in passbook savings accounts and a $3.2 million increase in demand deposit accounts. Late in 1999, the Company began offering checking accounts and installed automated teller machines (ATM’s) at all of its locations. During 2000, the Company began offering NOW accounts.

Borrowings - The Company’s borrowings increased $.2 million, from $54.0 million at December 31, 1999 to $54.2 million at December 31, 2000. The Company’s borrowings consist of fully amortizing, balloon and "bullet" (interest only until maturity) advances from the Federal Home Loan Bank of Dallas which mature between 2001 and 2008. These borrowings represent the continuation of the Company’s wholesale growth strategy of leveraged investing.

Stockholders’ Equity - Stockholders’ equity decreased $5.7 million, or 13%, from $43.5 million at December 31, 1999, to $37.8 million at December 31, 2000. The net decrease was due to the net effects of stock buybacks of $8.6 million, net income of $1.2 million, $.8 million in dividends paid, an increase in accumulated other comprehensive income of $1.9 million along with other minor adjustments.

Treasury Stock - During 2000, the Company repurchased 679,600 shares of its common stock for $8.6 million or an average price of $12.65 per common share. Since the inception of its stock buyback program in 1998, the Company has repurchased 1,469,654 shares of its common stock at an average price of $13.99 per common share or $20.6 million, contributing to the enhancement of shareholder value. At December 31, 2000, the book value was $19.20 per common share. This compares to a book value of $16.44 per common share at December 31, 1999.

COMPARISON OF RESULTS OF OPERATIONS

General - The Company reported net income of $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2000, 1999, and 1998. The results for 2000 reflected generally the same results from 1999 offset by the net loss on sale of securities experienced in 2000. The earnings of the Company increased to $.60 per common share. The results of operations and earnings have been impacted through the continued stock repurchases of the Company. During the last three years the Company has repurchased $20.6 million of its common stock, with the largest portion ($8.6 million) being repurchased in 2000 when the Company reached the three year anniversary of its initial public offering and became free of many of the restrictions regarding stock repurchases.

Interest Income - Interest income increased $.6 million, or 6%, from $10.7 million in 1999 to $11.3 million in 2000. Overall results for 2000 reflected a yield of 7.42% on average earning assets of $151.7 million compared to average earning assets of $150.3 million in 1999 yielding 7.09%. Interest on CMO’s increased $.9 million, or 31%, in 2000 to $3.8 million as compared to $2.9 million in 1999. For the fifth consecutive year, interest on loans increased, from $5.3 million in 1999 to $5.8 million in 2000. This increase of $.5 million represented growth of 9%.

The yield on loans receivable decreased from 7.99% in 1999 to 7.96% in 2000. This, however, was offset by an increase in the average balance of net loans receivable of $5.9 million from 1999 to 2000. The drop in yield of the loan portfolio of only three basis points marks the end of many years of double-digit decreases. The "leveling out" of the yield of the loan portfolio was due to rising interest rates and the liquidation of many loans originated in the 1980s which had always skewed the arithmetic average yield upward.

Interest income on investment securities decreased $.6 million, or 60%, from $1.0 million in 1999 to $.4 million in 2000. The yield on investment securities went down from 6.30% in 1999 to 5.71% in 2000. The reduction in yield was due to the Company’s increased investment in mortgage-based mutual funds and FHLMC common stock compared to the Company’s portfolio of U.S. Treasury and Agency securities. The Company’s portfolio of U.S. Treasury and Agency securities yields approximately 7.25% and consists primarily of securities purchased at least three to four years ago when interest rates were significantly higher than present rates. The Company’s mortgage-based mutual funds typically yield between 5.5% and 6.0% and act as a short-term investment for the Company. The FHLMC common stock carries a dividend yield to the Company of approximately 3%. The average balance of investments decreased $8.0 million, or 52%, from 1999 to 2000. The decrease in balance was due to the Company’s redemption of some of its holdings in short-term mutual funds, calls of agency bonds and the sale of 10,000 shares of FHLMC common stock. As mentioned earlier this sale resulted in a realized gain of $.4 million.

	For the Years Ended December 31,
	2000			1999			1998
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets
Loans Receivable	72,744	5,788	7.96%	66,773	5,334	7.99%	59,511	4,912	8.25%
Mortgage Backed Securities	11,985	800	6.68%	19,174	1,253	6.53%	28,918	1,833	6.34%
Investment Securities	7,432	424	5.71%	15,427	972	6.30%	20,423	1,499	7.34%
Collateralized Mortgage
Obligations	53,136	3,799	7.15%	44,480	2,863	6.44%	17,662	1,118	6.33%
Other Interest Earning Assets	6,421	451	7.02%	4,495	236	5.25%	7,363	223	3.03%
Total Interest Earning Assets	151,718	11,262	7.42%	150,349	10,658	7.09%	133,877	9,585	7.16%
Non Interest Earning Assets	1,752			5,277			5,894
TOTAL ASSETS	153,470			155,626			139,771

Interest Bearing Liabilities
Passbooks Deposits	18,957	572	3.02%	20,633	621	3.01%	22,284	680	3.05%
Certificates of Deposits	39,151	2,094	5.35%	39,456	1,926	4.88%	35,636	1,791	5.03%
Borrowings	53,944	3,290	5.95%	47,592	2,674	5.62%	27,879	1,616	5.80%
Total Interest Bearing Liabilities	112,052	5,875	5.24%	107,681	5,221	4.85%	85,799	4,087	4.76%
Non Interest Bearing Liabilities	1,238			4,499			4,932
TOTAL LIABILITIES	113,290			112,180			90,731
Retained Earnings	40,180			43,446			49,040
TOTAL LIABILITIES AND
RETAINED EARNINGS	153,470			155,626			139,771

Net Interest Earning Assets	39,666			42,668			48,078
Net Interest Income		5,387			5,437			5,498
Net Interest Spread			2.18%			2.24%			2.40%
Net Interest Margin			3.55%			3.62%			4.11%

Interest on Mortgage-backed securities decreased $.5 million from $1.3 million in 1999 to $.8 million in 2000. This represents a decrease of 27%. While the yield increased in 2000 to 6.68%, compared to 6.53% in 1999, the average balance decreased $7.1 million from $19.1 million in 1999 to $12.0 million in 2000, accounting for the decrease in income. The Company sold $10.6 million in mortgage-backed securities at a loss of $.3 million. The cash generated from the sale was used for stock repurchases, alternate investments and the funding of mortgage loans. The Company’s divestment in mortgage-backed securities and investment in CMOs can be explained by comparing the yield of these two investment vehicles. In 2000, the Company’s CMOs yielded 7.15% while the mortgage-backed securities yielded 6.68%.

The $.9 million increase in interest on CMO’s resulted from the increase in yield from 6.44% in 1999 to 7.15% in 2000 and the increase in average balance from $44.5 million in 1999 to $53.1 million in 2000. Interest on CMOs was $3.8 million in 2000 compared to $2.9 million in 1999.

Interest income from other interest earning assets approximately doubled from $.2 million in 1999 to $.4 million in 2000, which resulted from the Company maintaining higher average balances in Federal Funds Sold and other interest bearing deposits in other financial institutions and the higher interest rates paid thereon. The yield on other interest earning assets was 7.02% on an average balance of $6.4 million in 2000, compared to 5.25% on an average balance of $4.5 million in 1999. The yield in 2000 included a special one-time dividend paid on the Federal Home Loan Bank stock. The Company currently has $3.1 million in Federal Home Loan Bank stock.

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

INTEREST RATE/VOLUME ANALYSIS

For December 31, 1998 - 2000

	12/31/00 to 12/31/99			12/31/99 to 12/31/98
	Rate	Volume	Total	Rate	Volume	Total
Interest Income
Loans	(20)	474	454	(124)	546	422
MBS	31	(484)	(453)	(46)	(534)	(580)
Invest	(91)	(457)	(548)	(182)	(345)	(527)
CMO's	319	617	936	19	1,726	1,745
Other	76	139	215	123	(110)	13

Total	315	289	604	(210)	1,283	1,073

Interest Expense
Savings/NOW's	2	(51)	(49)	(9)	(50)	(59)
Certificates	186	(18)	168	(54)	189	135
Borrowings	154	381	535	17	1,041	1,058

Total	342	312	654	(46)	1,180	1,134

Increase(Decrease) in
Net Interest Income	(27)	(23)	(50)	(164)	103	(61)

Interest Expense - Interest expense increased $.7 million, or 13%, from $5.2 million in 1999, compared to $5.9 million in 2000. Interest on FHLB advances increased $.5 million to $3.2 million in 2000 compared to $2.7 million in 1999. The increase was due to the rise in market rates dictated by the Federal Reserve’s three rate increases enacted during 2000. The cost of the Company’s FHLB advances were 5.95% in 2000 compared to 5.62% in 1999. The average balance of borrowings was $53.9 million in 2000 compared to $47.6 million in 1999. Interest expense on the Company’s retail deposits increased $.2 million to $2.7 million in 2000, compared to $2.5 million in 1999. While the cost of passbook savings was unchanged, the cost of the Company’s certificates of deposit increased to 5.35% in 2000 compared to 4.88% in 1999. The Company’s overall cost of funds for 2000 was 5.24% on average interest-bearing liabilities of $112.1 million. This compares to a cost of funds of 4.85% on an average balance of $107.7 million in 1999.

Provision for Loan Losses. The ALL is evaluated on a quarterly basis and provisions to increase or reductions to the ALL to a level deemed appropriate by management are made accordingly. Additional provisions are necessary when either growth in the loan portfolio or charge-offs drop the ALL below that level deemed appropriate by management. Reductions occur due to a decline in the size of the loan portfolio or when previously reserved-for loans are paid down or collected in full.

The low level of delinquent loans, the low number of foreclosures and the growth of the local economy over the last two years has enabled management to limit additional provisions to the ALL. The Company had provision for loan losses of $7,000 in 2000 compared to $6,000 in 1999. The $7,000 provision during the third quarter of 2000 was necessary following charge-offs of $11,000. During the fourth quarter of 1999, the $6,000 provision was necessitated because of growth in the loan portfolio. The provision for loan losses reflects management’s evaluation of the underlying credit risk of the Company’s loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses ("ALL") totaled 76.2% of non-performing assets at December 31, 2000, down from 371.9% at December 31, 1999. The difference was due to the virtual lack of non-performing assets at December 31, 1999. Non-performing assets were $114,000 at December 31, 1999 compared to $551,000 at December 31, 2000. Future additions to the allowance for loan losses will be dependent on a number of factors including the performance of the Association’s loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values, and inflation. Management believes that the allowance for loan losses is adequate at December 31, 2000.

Non-Interest Income - Non-interest income for 2000 was ($.1) million, resulting from the net loss on the sale or redemption of the Company’s various investments (FHLMC common stock, mortgage-backed securities and Intermediate Mortgage Fund). The Company’s other income consisting of various fees and service charges was unchanged.

Other Expenses - Other expenses increased $.1 million from $3.3 million for the twelve months ended December 31, 1999, compared to $3.4 million for the twelve months ended December 31, 2000. The increase was attributable to an increase in compensation expense of $.1 million. Ad Valorem taxes decreased $.1 million due to the reduction of shareholder equity at the subsidiary level with recent dividends from the Association to the Company. There were minor increases or decreases in all other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the Company’s ability to meet its financial commitments and obligations on a timely basis. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends, cash letters and the daily operating expenses of the Company. Liquidity management involves the daily monitoring of cash on hand, non-interest bearing operating accounts, overnight Federal Funds Sold, short-term investments and the Company’s ability to convert these assets into cash without incurring a loss. Monthly paydowns on mortgage loans, mortgage-backed securities and collateralized mortgage obligations are anticipated and channeled to either cash on hand, overnight Federal Funds Sold or short-term investments in order to meet the Company’s demands and maximize interest earned on these funds.

The Company’s primary sources of funds are interest and non-interest bearing customer deposits, advances from the Federal Home Loan Bank and maturities of its existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company offers competitive interest rates to maintain its core deposit base consisting of passbook savings, checking accounts and certificates of deposit. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more. Gradual increases in interest rates have slowed prepayments of many of the Company’s assets during 2000. This has helped boost yields, particularly for short-term investments and the Company’s portfolio of CMO’s.

The Company, through the Association, is required under Federal regulations to maintain certain levels of liquid investments. Qualifying investments include United States Treasury and Federal Agency securities and other similar instruments having maturities of five years or less. The level of such investments may not be less than 4% of the Associations average withdrawable obligations as defined by the OTS. As of December 31, 2000, the Association’s liquidity stood at 57.06%, or $58.3 million in excess of the minimum requirement.

Guaranty Savings & Homestead Association, the Company’s wholly-owned subsidiary, is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of December 31, 2000, the Association’s tangible and core capital amounted to $24.2, million or 16.2% of adjusted total assets, while the Association’s risk-based capital was $24.6 million, or 39.5% of total adjusted risk-weighted assets. Even though dividends declared and paid to the Company have reduced the capital level of the Association, the Company remains "well capitalized" under OTS standards. Since the initial public offering in 1997, the Company has endeavored to reduce its capital level through stock buybacks , retail or wholesale asset growth and other means.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 of the Form 10-K is hereby amended and restated in its entirety to read as follows:

To The Board of Directors

GS Financial Corp. and Subsidiaries

Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                  /s/LaPorte, Sehrt, Romig and Hand

                  -------------------------------------------

                  A Professional Accounting Corporation

January 15, 2001

Metairie, Louisiana

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2000	1999

CASH AND CASH EQUIVALENTS
Cash and Amounts Due from Depository Institutions	$531	$145
Interest-Bearing Deposits in Other Banks	1,417	1,759
Federal Funds Sold	1,455	600

Total Cash and Cash Equivalents	3,403	2,504

Securities Available-for-Sale, at Fair Value	11,000	10,483
Mortgage-Backed Securities Available-for-Sale,
at Fair Value	4,115	16,275
Collateralized Mortgage Obligations Available-for-Sale,
at Fair Value	53,745	52,080
Loans, Net	74,480	70,066
Accrued Interest Receivable	682	750
Premises and Equipment, Net	2,527	2,646
Real Estate Held-for-Investment	211	213
Stock in Federal Home Loan Bank, at Cost	3,115	2,866
Foreclosed Real Estate	117	14
Deferred Charges	61	49
Other Assets	44	36

Total Assets	$153,500	$157,982

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2000	1999

LIABILITIES
Deposits	$58,879	$59,216
Advance Payments by Borrowers for Taxes and Insurance	931	767
FHLB Advances	54,191	53,988
Accrued Interest - FHLB Advances	279	261
Accrued Income Tax	-	32
Deferred Income Tax	1,044	17
Other Liabilities	381	153

Total Liabilities	115,705	114,434

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized
- 0 - Shares Issued and Outstanding	-	-
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized
3,438,500 Shares Issued and Outstanding	34	34
Additional Paid-in Capital	33,854	33,822
Unearned ESOP Shares	(1,646)	(1,927)
Unearned RRP Trust Stock	(1,754)	(1,974)
Treasury Stock (1,469,654 Shares in 2000 and
790,054 Shares in 1999) at Cost	(20,568)	(11,978)
Retained Earnings	26,583	26,151
Accumulated Other Comprehensive Income (Loss)	1,292	(580)

Total Stockholders' Equity	37,795	43,548

Total Liabilities and Stockholders' Equity	$153,500	$157,982

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	For The Years Ended
	December 31,
	2000	1999	1998

INTEREST INCOME
Loans Receivable	$5,788	$5,334	$4,912
Investment Securities	424	972	1,499
Mortgage-Backed Securities	800	1,253	1,833
Collateralized Mortgage Obligations	3,799	2,863	1,118
Dividends on Federal Home Loan Bank Stock	237	139	88
Other Interest Income	214	97	135

Total Interest Income	11,262	10,658	9,585

INTEREST EXPENSE
Deposits	2,666	2,547	2,471
Advances from Federal Home Loan Bank	3,209	2,674	1,616

Total Interest Expense	5,875	5,221	4,087

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	5,387	5,437	5,498

PROVISION FOR LOAN LOSSES	7	6	53

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,380	5,431	5,445

NON-INTEREST INCOME
Gain (Loss) on Sale of Investments	(146)	(18)	208
Other Income	11	13	25

Total Non-Interest Income	(135)	(5)	233

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands)

	For The Years Ended
	December 31,
	2000	1999	1998

NON-INTEREST EXPENSES
Compensation and Employee Benefits	2,098	2,010	2,115
Advertising	95	69	78
Office Supplies, Telephone and Postage	109	119	126
Net Occupancy Expense	323	293	291
Legal Fees	13	38	21
Audit and Consulting Fees	59	41	86
Supervisory Fees	72	80	72
Federal Insurance Premiums	12	35	35
Data Processing Expense	129	82	77
Real Estate Owned Expense - Net	2	(24)	(1)
Ad Valorem Taxes	365	450	376
Other	107	108	177

Total Non-Interest Expenses	3,384	3,301	3,453

INCOME BEFORE INCOME TAX
EXPENSE	1,861	2,125	2,225

INCOME TAX EXPENSE	666	750	870

NET INCOME	$1,195	$1,375	$1,355

EARNINGS PER SHARE - BASIC	$0.60	$0.58	$0.49

EARNINGS PER SHARE - DILUTED	$0.60	$0.58	$0.49

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2000	1999	1998

NET INCOME	$1,195	$1,375	$1,355

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding Gains (Losses) Arising
During the Period	1,685	(2,361)	(79)

Reclassification Adjustment for (Gains) Losses
Included in Net Income	187	13	(11)

Total Other Comprehensive Income (Loss)	1,872	(2,348)	(90)

COMPREHENSIVE INCOME (LOSS)	$3,067	$(973)	$1,265
	====	====	====

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2000, 1999 and 1998
(Dollars in Thousands)

				Unearned			Accumulated
		Add’l			RRP		Other	Total
	Common Stock	Paid-in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCES AT DECEMBER 31, 1997	$34	$33,658	$ -	$(2,516)	$(2,076)	$25,089	$1,858	$56,047

Distribution of
RRP Trust Stock	-	19	-	-	217	-	-	236

Common Stock Released
By ESOP Trust	-	133	-	308	-	-	-	441

Common Stock Acquired by Recognition
and Retention Trust	-	-	-	-	(334)	-	-	(334)

Purchase of Treasury Stock	-	-	(8,324)	-	-	-	-	(8,324)

Dividends Declared	-	-	-	-	-	(822)	-	(822)

Net Income - Year Ended
December 31, 1998	-	-	-	-	-	1,355	-	1,355

Other Comprehensive Income (Loss), Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(90)	(90)
BALANCES AT DECEMBER 31, 1998	$34	$33,810	$(8,324)	$(2,208)	$(2,193)	$25,622	$1,768	$48,509

Distribution of
RRP Trust Stock	-	(62)	-	-	219	-	-	157

Common Stock Released
By ESOP Trust	-	74	-	281	-	-	-	355

Purchase of Treasury Stock	-	-	(3,654)	-	-	-	-	(3,654)

Dividends Declared	-	-	-	-	-	(846)	-	(846)

Net Income - Year Ended
December 31, 1999	-	-	-	-	-	1,375	-	1,375

Other Comprehensive Income (Loss), Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(2,348)	(2,348)
BALANCES AT DECEMBER 31, 1999	$34	$33,822	$(11,978)	$(1,927)	$(1,974)	$26,151	$ (580)	$43,548

Distribution of
RRP Trust Stock	-	(64)	-	-	220	-	-	156

Common Stock Released
By ESOP Trust	-	96	-	281	-	-	-	377

Purchase of Treasury Stock	-	-	(8,590)	-	-	-	-	(8,590)

Dividends Declared	-	-	-	-	-	(763)	-	(763)

Net Income - Year Ended
December 31, 2000	-	-	-	-	-	1,195	-	1,195

Other Comprehensive Income (Loss), Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	1,872	1,872
BALANCES AT DECEMBER 31, 2000	$34 ==	$33,854 =====	$(20,568) ======	$(1,646) =====	$(1,754) =====	$26,583 =====	$1,292 ====	$37,795 =====

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,195	$1,375	$1,355
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	139	114	123
Discount Accretion Net of Premium Amortization	(129)	136	158
Provision for Losses	7	6	53
(Gain) Loss on Disposal of Fixed Assets	(8)	3	-
Non-Cash Dividend - FHLB	(236)	(139)	(88)
Net Loan Fees	(2)	(1)	(2)
Dividend on ARM Fund	(51)	(86)	(587)
Dividend on IMF Fund	(48)	(322)	(98)
ESOP Expense	377	355	521
RRP Expense	156	156	103
Loss (Gain) on Sale of Foreclosed Real Estate	12	(23)	-
Loss (Gain) on Sale of Investments	146	13	(208)
Decrease (Increase) in Prepaid Income Taxes	-	69	(69)
Increase in Deferred Income Tax	63	23	60
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable	68	(61)	(102)
(Increase) Decrease in Deferred Charges	(11)	8	(11)
(Decrease) Increase in Accrued Income Tax	(32)	32	(93)
Increase (Decrease) in Other Liabilities	227	(293)	328
Increase in Accrued Interest - FHLB Advances	18	50	128
Decrease (Increase) in Other Assets	(8)	3	12

Net Cash Provided by Operating Activities	1,883	1,418	1,583

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in Thousands)

	For the Years Ended
	December 31,
2000		1999	1998
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Collateralized Mortgage Obligations	(8,647)	(31,362)	(51,302)
Proceeds from Maturities of Collateralized Mortgage Obligations	9,108	19,175	9,589
Proceeds from Sale of FHLMC Common Stock	413	-	-
Purchase of FHLMC Preferred Stock	(3,507)	-	-
Proceeds from Maturities of Available-for-Sale Securities	2,292	5,472	2,209
Purchases of Mortgage-Backed Securities	-	-	(5,764)
Proceeds from Maturities of Mortgage-Backed Securities	1,956	6,226	11,790
Proceeds from Sale of Mortgage-Backed Securities	10,313	-	12,646
(Purchase)/Redemption of ARM Mutual Fund	(1,390)	1,561	11,539
(Purchase)/Redemption of IMF Mutual Fund	2,410	2,617	(5,169)
Purchase of Other Equity Investments	(50)	-	-
Loan Originations - Net	(4,528)	(6,203)	(10,358)
Purchases of Premises and Equipment	(27)	(142)	(28)
Proceeds from the Sale of Premises and Equipment	16	-	-
Proceeds from Sales of Foreclosed Real Estate	2	41	-
Capitalized Foreclosed Real Estate Costs	(8)	(4)	-
Purchase of Federal Home Loan Bank Stock	(12)	(400)	(1,355)

Net Cash Provided by (Used in) Investing Activities	8,341	(3,019)	(26,203)

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2000	1999	1998

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(8,590)	(3,654)	(8,324)
Advances from Federal Home Loan Bank	202	8,607	29,224
Payment of Cash Stock Dividends	(763)	(846)	(822)
Purchase of Stock for Recognition and Retention Plan	-	-	(334)
Net (Decrease) Increase in Deposits	(337)	(1,889)	4,283
Net Increase (Decrease) in Non-Interest Bearing Deposits	163	77	(209)

Net Cash (Used in) Provided by Financing Activities	(9,325)	2,295	23,818

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	899	694	(802)

CASH AND CASH EQUIVALENTS - Beginning of Year	2,504	1,810	2,612

CASH AND CASH EQUIVALENTS - End of Year	$3,403	$2,504	$1,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$5,847	$5,168	$4,095
Income Taxes	618	622	878
Loans Transferred to Foreclosed Real Estate
During the Year	109	27	-
Market Value Adjustment for Gain/(Loss)
on Securities Available-for-Sale	1,958	(878)	2,679

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

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

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. Unrealized gains and losses on mortgage-backed securities are recognized as direct increases or decreases in comprehensive income. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment. During 2000, the Company held mortgage-backed securities issued by the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal National Mortgage Association.

COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized Mortgage Obligations (CMO’s) are multiple class mortgage-backed securities. An underlying pool of mortgages held by the issuer serves as collateral for the debt obligations, and principal and interest payments from the pool of mortgages are used to retire the CMO’s.

Currently, the Company’s investment in CMO’s is limited to first-tranche Real Estate Mortgage Investment Conduits (REMIC’s). A REMIC is a pass-through investment vehicle created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities. The multiple classes in a REMIC are known as "tranches".

Currently, the Company’s investment in REMIC’s is limited to those issued by FNMA, FHLMC and "AAA" rated non-governmental agencies. These are defined to be within the 20% risk-weighted category for thrift institutions. Prior to investing, the Company receives a prospectus that includes the various cash flow and interest rate risk scenarios possible for each bond.

Unrealized gains and losses on CMO’s are recognized as direct increases or decreases in comprehensive income. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

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

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb probable losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

FORECLOSED REAL ESTATE

Foreclosed real estate includes real estate acquired in settlement of loans. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Association’s cost or the asset’s fair value, less estimated selling costs, which becomes the property’s new basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated selling costs. Costs incurred in maintaining foreclosed real estate are included in income (loss) on foreclosed real estate.

REAL ESTATE HELD-FOR-INVESTMENT

Real estate held-for-investment consists of the land and building of a former branch location of the Association. Due to regulatory considerations, the Association sold this property to the Company during 1998 at fair value. The gain on the sale realized by the Association is eliminated through consolidation. During 2000, the Company transferred the remaining book value of the building to land. The Company plans to redevelop this property in 2001, and all existing structures are to be demolished.

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

While the Association is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem tax that is based on stockholders’ equity and net income.

NON-DIRECT RESPONSE ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising cost were $95,000, $69,000 and $78,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, is effective for the quarter beginning after June 15, 2000. This statement addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133, which requires all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balances sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. Adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities, is a replacement of SFAS 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

NOTE B

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$2,389	$72	$-	$2,461
Adjustable Rate
Mortgage Mutual Fund	2,831	-	8	2,823
Intermediate
Mortgage Mutual Fund	400	-	30	370

FHLMC Common Stock	25	1,767	-	1,792
FHLMC Preferred Stock	3,506		2	3,504
Equity Investments - Other	50	-	-	50
	-------	-------	-------	-------
	$9,201	$1,839	$40	$11,000
	=====	=====	=====	=====

December 31, 1999	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$4,678	$35	$30	$4,683
Adjustable Rate
Mortgage Mutual Fund	1,390	-	9	1,381
Intermediate
Mortgage Mutual Fund	2,972	-	247	2,725

FHLMC Common Stock	35	1,659	-	1,694
	-------	-------	-------	-------
	$9,075	$1,694	$286	$10,483
	=====	=====	=====	=====

The following is a summary of maturities of securities available-for-sale (in thousands):

	December 31,
	2000 Securities Available-for-Sale		1999 Securities Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	---------	---------	---------	---------
Amounts Maturing in:
In One Year or Less	$7,911	9,643	$4,997	$6,407
After One Year Through Five Years	300	326	1,398	1,416
After Five Years Through Ten Years	990	1,031	2,680	2,660
	------	------	------	------
	$9,201	11,000	$9,075	$10,483
	=====	=====	=====	=====

The Company is holding agency securities in the amount of $500,000 that are callable in 2001. The Company is holding FHLMC preferred stock callable in 2004 and 2009.

During 2000, the Company realized losses of $210,000 through the redemption of $2.6 million of its Intermediate Mortgage Mutual Fund. The Company also sold 10,000 shares of FHLMC common stock for $413,000, realizing a gain of $403,000. During 1999, the Company realized losses of $13,387 through the redemption of $3.1 million of its Adjustable Rate Mortgage Fund. During 1998, the Company realized losses of $57,565 through the net redemption of $11.5 million of its Adjustable Rate Mortgage Fund.

Included in other assets are two equity securities being carried at cost of $27,000. The fair value for these securities approximates cost.

NOTE C

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consist of the following (in thousands):

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

The amortized cost and fair value of mortgage-backed securities at December 31, 2000 and 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

December 31, 2000	Amortized Cost	Fair Value
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$230	$230
After One Year Through Five Years	814	819
After Five Years Through Ten Years	1,187	1,177
After Ten Years	1,887	1,889
	------	------
	$4,118	$4,115
	=====	=====
December 31, 1999	Amortized Cost	Fair Value
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$112	$113
After One Year Through Five Years	1,411	1,405
After Five Years Through Ten Years	1,403	1,339
After Ten Years	13,817	13,418
	--------	--------
	$16,743	$16,275
	=====	=====

In 2000, the Company sold GNMA and FNMA mortgage-backed securities with a book value of $10,581,506 , resulting in a loss of $337,000. There were no sales of mortgage-backed securities in 1999. During 1998, the Company sold mortgage-backed securities with a book value of $12,387,568 for $12,646,040. This resulted in a realized gain of $258,471.

NOTE D

COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized Mortgage Obligations (CMO’s) consist of the following (in thousands):

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$5,766	$-	$187	$5,579
FHLMC	14,254	196	309	14,141
GNMA	33,562	583	120	34,025
	-------	-------	-------	-------
	$53,582	$779	$616	$53,745
	=====	=====	=====	=====
December 31, 1999	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$8,058	$-	$474	$7,584
FHLMC	17,347	167	690	16,824
GNMA	28,493	15	836	27,672
	-------	-------	-------	-------
	$53,898	$182	$2,000	$52,080
	=====	=====	=====	=====

At December 31, 2000 and 1999, CMO’s are classified as available-for-sale, and are reported on the financial statements at their fair value. Also, all of the CMO’s held as of December 31, 2000 and 1999 have contractual maturities of greater than ten years. There were no sales of CMO’s during 2000, 1999 and 1998.

At December 31, 2000, a CMO with a market value of $766,073 has been pledged as collateral towards the outstanding balance of Advances from the Federal Home Loan Bank.

NOTE E

LOANS

Loans at December 31, 2000 and 1999 are summarized as follows (in thousands):

	December 31,
	2000	1999
First Mortgage Loans:
One to Four
Family Residential	$71,092	$67,424
FHA and VA	52	140
Construction	619	646
Commercial Real Estate	1,006	1,377
Other	1,453	446
	---------	---------
Total Real Estate Loans	74,222	70,033

Consumer Loans:
Second Mortgage	52	84
Loans on Deposits	237	367
	---------	---------
Total Consumer Loans	289	451

Commercial Loans	381	-
	---------	---------
	74,892	70,484

Allowance for
Loan Losses	(420)	(424)

Net Deferred Loan
Origination Costs	8	6
	---------	---------
Net Loans	$74,480	$70,066
	=====	=====

An analysis of the allowance for loan losses as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
	-----	-----	-----
Balance, Beginning
of Year	$424	$463	$410
Provision for Losses	7	6	53
Loans Charged Off	(11)	(45)	-
Recoveries	-	-	-
	-----	-----	-----
Balance, End of Year	$420	$424	$463
	====	====	====

Loans receivable as of December 31, 2000 are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

	Under One Year	One to Five Years	Six to Ten Years	Over 10 Years	Total
	------	------	------	------	------
Loans Secured by 1-4 Family
Residential:
Fixed Rate	$65	$2,054	$9,740	$59,233	$71,092
Other Loans Secured by
Real Estate:
Fixed Rate	32	111	331	2,708	3,182
Commercial Fixed Rate	99	-	-	282	381
All Other Loans	237	-	-	-	237
	------	------	------	------	------
	$433	$2,165	$10,071	$62,223	$74,892
	=====	=====	=====	=====	=====

At December 31, 2000 and 1999, the Association had loans totaling approximately $320,000 and $254,000, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $68,000 and $64,000 at December 31, 2000 and 1999, respectively. The amount of interest income that would have been recorded on loans in non-accrual status at December 31, 2000, had such loans performed in accordance with their terms, was approximately $20,000. Such interest foregone for the year ended December 31, 1999 was approximately $3,000.

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

Loans to such borrowers are summarized as follows (in thousands):

	December 31,
	2000	1999
Balance, Beginning
of Year	$904	$949
Additions	602	-
Payments and Renewal	(52)	(45)
	---------	---------
Balance, End of Year	1,454	904

The Association’s lending activity is concentrated within the metropolitan New Orleans area and surrounding parishes, with its major emphasis in the origination of permanent single-family dwelling loans. Such loans comprise the majority of the Association’s loan portfolio.

NOTE F

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 2000 and 1999 consists of the following (in thousands):

	December 31,
	2000	1999
Loans	$311	$267
Mortgage-Backed Securities	24	97
Collateralized Mortgage Obligations	304	300
Investments and Other	43	86
	------	------
Totals	$682	$750
	====	====

NOTE G

PREMISES AND EQUIPMENT

A summary of premises and equipment follows (in thousands):

	December 31,
	2000	1999
Land	$781	$781
Buildings and Improvements	2,071	2,071
Furniture, Fixture and Equipment	526	537
	------	------
	3,378	3,389
Accumulated Depreciation and Amortization	(851)	(743)
	------	------
	$2,527	$2,646
	====	====

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $137,000, $112,000 and $123,000, respectively.

NOTE H

FORECLOSED REAL ESTATE

A summary of the activity of the Foreclosed Real Estate account follows:

	December 31,
	2000	1999
Balance - Beginning of the Year	$14	$-
Acquired in Settlement of Loans	109	27
Costs Capitalized	8	4
Sales of Foreclosed Real Estate	(14)	(17)
Less: Allowance for Losses on Foreclosed Real Estate	-	-
	------	------
	$117	$14
	====	====

Expenses applicable to foreclosed real estate consists of operating expenses, net of rental income, and gains and losses on sales of real estate. The Company incurred net expenses associated with foreclosed real estate of approximately $2,000 for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, the Company recognized net income associated with foreclosed real estate of approximately $24,000 and $1,000, respectively.

NOTE I

REAL ESTATE HELD-FOR-INVESTMENT

Real estate held-for-investment consists of a former branch location as summarized below (in thousands):

	December 31,
	2000	1999
Land	$211	$200
Buildings and Improvements	-	17
	------	------
	211	217
Accumulated Depreciation	-	(4)
	------	------
	$211	$213
	====	====

Depreciation expense for each of the years ended December 31, 2000, 1999 and 1998 was $2,000, $3,000 and $1,000, respectively.

During 2000, the Company transferred the remaining book value of the building to land. The Company plans to redevelop this property in 2001, and all existing structures are to be demolished.

The Company leased this property on a month-to-month basis for $1,600 per month. The lease was terminated in March, 1999. Total rental income recognized was approximately $1,700 and $20,000 for the years ended December 31, 1999 and 1998, respectively.

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

NOTE J

DEPOSITS

Deposit account balances at December 31, 2000 and 1999 are summarized as follows:

	Weighted Average Rate at		Year Ended December 31,
	December 31,		2000		1999
	2000	1999	Amount	Percent	Amount	Percent
Balance by Interest Rate:
Demand Deposit
Accounts	4.64%	N/A %	$3,185	5.41%	$44	0.08%
Regular Savings
Accounts	3.00%	3.00%	17,431	29.60	20,170	34.06
Certificates of
Deposit	5.85%	5.00%	38,263	64.99	39,002	65.86

			$58,879	100.00%	$59,216	100.00%
			======	=====	======	=====
Certificate Accounts Maturing
Under 12 months			$29,478	77.04%	$30,270	77.61%
12 months to 24 months			6,387	16.69	7,226	18.53
24 months to 36 months			1,710	4.47	1,086	2.78
36 months to 48 months			251	0.66	167	0.43
48 months to 60 months			437	1.14	253	0.65

			$38,263	100.00%	$39,002	100.00%
			======	=====	======	=====

The aggregate amount of deposits with a minimum balance of $100,000 was approximately $3,928,000 and $1,497,000 at December 31, 2000 and 1999, respectively.

Interest expense for each of the following periods is as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Certificates	$2,094	$1,926	$1,790
Passbook Savings	$572	$621	$681

	$2,666	$2,547	$2,471

The Association held deposits of approximately $653,000 and $575,000 for officers and directors at December 31, 2000 and 1999, respectively.

NOTE K

ADVANCES FROM FEDERAL HOME LOAN BANK

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized in 2000, 1999 and 1998, respectively, was $3,209,000, $2,674,000 and $1,616,000.

  Advances at December 31, 2000 and 1999 consisted of the following (in thousands):

Contract Rate	Advance Total
	2000	1999
4.00% to 4.99%	$3,273	$4,262
5.00% to 5.99%	21,788	29,942
6.00% to 6.99%	24,130	19,784
7.00% to 7.99%	5,000	-
	$54,191	$53,988
	=====	=====

Maturities of Advances at December 31, 2000 for each of the next five years are as follows (in thousands):

Year Ending
December 31,	Amount
2001	$19,318
2002	7,828
2003	8,329
2004	-
2005	6,709
Thereafter	12,007
$54,191

NOTE L

INCOME TAX EXPENSE

The provision for income taxes for 2000, 1999 and 1998 consists of the following (in thousands):

	Years Ended December 31,
	2000	1999	1998
Current Tax Expense	$603	$718	$808
Deferred Tax Expense	$63	$32	$62

	$666	$750	$870

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

	Years Ended December 31,
	2000	1999	1998
Expected Tax Provision at a 34% Rate	$633	$722	$735
Expected State Corporate Tax	9	8	28
Effect of Tax Exempt Income	(5)	(5)	(3)
Employee Stock Ownership Plan	20	25	73
Other	9	-	37
	$666	$750	$870

Deferred tax liabilities have been provided for the temporary differences related to unrealized gains on available-for-sale securities, deferred loan costs, depreciation, and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for the temporary differences related to the Company’s Recognition and Retention Plan and Employee Stock Ownership Plan, unrealized losses on available-for-sale securities, the allowance for loan losses, reserves for uncollected interest and late charges, deferred loan fees, and the allowance for losses on foreclosed real estate. The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components (in thousands):

	2000	1999
Deferred Tax Assets
Recognition and Retention Plan	$13	$13
Employee Stock Ownership Plan	80	65
Market Value Adjustment to
Available-for-Sale Securities	-	299
Other	9	4
Total Deferred Tax Assets	102	381
	2000	1999
Deferred Tax Liabilities
FHLB Stock Dividends	$235	$154
Market Value Adjustment to
Available-for-Sale Securities	666	-
Allowance for Loan Losses	187	191
Other	58	53
Total Deferred Tax Liabilities	1,146	398

Deferred Tax Liabilities - Net of Deferred Tax Assets	$1,044	$17
	====	====

Included in retained earnings at December 31, 2000 and 1999 is approximately $3,800,000 in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $1,292,000 for December 31, 2000 and 1999, respectively.

NOTE M

EMPLOYEE STOCK OWNERSHIP PLAN

During 1997, GS Financial Corp. instituted an employee stock ownership plan (the "ESOP") that covers all employees of Guaranty Savings and Homestead Association who have completed one year of service and have attained the age of 21. The ESOP purchased the statutory limit of eight percent of the shares offered in the initial public offering of the Company (275,080 shares). This purchase was facilitated by a loan from the Company to the ESOP in the amount of $2,750,800. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheets. The corresponding note is to be paid back in 40 equal quarterly payments of $103,000 on the last business day of each quarter, beginning June 30, 1997 at the rate of 8.5%. The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

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

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-in Capital. ESOP compensation expense was approximately $377,000, $355,000 and $521,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The ESOP shares as of December 31, 2000 and 1999 were as follows:

	2000	1999
Allocated Shares	78,215	52,268
Shares Released for Allocation	28,132	28,132
Unreleased Shares	164,583	192,715

Total ESOP Shares	270,930	273,115
	======	======
Fair Value of Unreleased Shares (in thousands)	$2,397	$2,361
	====	====

Total ESOP shares decreased in 2000 and 1999 due to the liquidation of shares for employees who terminated their employment in 2000 and 1999.

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

During 1998, by unanimous approval of the Plan participants, the Plan was amended as a direct effort to reduce the Company’s expenses resulting from the Plan. Prior to the amendment to the Plan, Plan share awards were earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years. The amended Plan stipulates that Plan share awards are earned by recipients at a rate of 10% of the aggregate number of shares covered by the plan over ten years. If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the date of grant of Plan share award for any reason (except for death, disability or retirement), the recipient shall forfeit the right to any shares subject to the award which have not been earned.

The total cost associated with the Plan is based on a per share value of $12.50, the market price of the Company’s stock as of the date on which the Plan was amended. This cost is being amortized over ten years. Compensation expense pertaining to the Recognition and Retention plan was $156,000, $156,000 and $103,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

A summary of the changes in restricted stock follows:

	Unawarded Shares	Awarded Shares
Balance at January 1, 1999	12,472	112,529
Purchased by Plan	-	-
Granted	-	-
Forfeited	-	-
Earned and Issued	-	(12,501)

Balance at December 31, 1999	12,472	100,028
Purchased by Plan	-	-
Granted	-	-
Forfeited	-	-
Earned and Issued	-	(12,506)

Balance at December 31, 2000	12,472	87,522
	=====	=====

NOTE O

STOCK OPTION PLAN

In 1997, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was 343,850 shares, or ten percent of the total number of shares of common stock sold in the Company’s initial public offering of its common stock.

The plan also permits the granting of Stock Appreciation Rights (SAR’s). SAR’s entitle the holder to receive, in the form of cash or stock, the increase in the fair value of the Company stock from the date of grant to the date of exercise. No SAR’s have been issued under the plan.

On October 15, 1997, the Company granted a total of 275,076 options to directors, officers, and other key employees. Under the plan, the exercise price of each option cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum term is 10 years. Options vest over five years.

The Company accounts for the plan under the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation costs has been recognized in the financial statements of the Company since the exercise option price cannot be less than market price of the stock at the date of the grant. However, SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of the compensation costs for stock-based incentives granted after January 31, 1995 based on the fair value at the grant date for awards. Applying SFAS No. 123 would result in pro forma net income and earnings per share amounts as follows:

	2000	1999	1998
Net Income (In thousands)
As Reported	$1,195	$1,375	$1,355
Pro Forma	607	1,056	1,085

Earnings per Share
As Reported:
Basic	$.60	$.58	$.49
Diluted	.60	.58	.49
Pro Forma:
Basic	.31	.44	.39
Diluted	.31	.44	.39

The fair value of options granted on October 15, 1997 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.59%; expected volatility of 16.2%; risk-free interest rate of 6.14%; and life of 9.88 years.

A summary of the status of the Company’s stock option plan as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

	2000		1999		1998
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at Beginning of Year	275,076	$ 17.18	275,076	$ 17.18	275,076	$ 17.18
Granted	-		-		-
Exercised	-		-		-
Forfeited	-		-		-
	---------		--------		---------
Outstanding at End of Year	275,076	$ 17.18	275,076	$ 17.18	275,076	$ 17.18
	======		=====		======
Options Exercisable at Year-end	176,507	$ 17.18	121,492	$ 17.18	66,477	$ 17.18
	======		=====		======

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 12/31/00	Life	Price	at 12/31/00	Price

$ 17.18	275,076	6.8 years	$ 17.18	176,507	$ 17.18

NOTE P

COMPREHENSIVE INCOME

Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2000, 1999 and 1998. The following represents the tax effects associated with the components of comprehensive income.

	Years Ended December 31,
	2000	1999	1998
Gross Unrealized Holding Gains (Losses)
Arising During the Period	$2,553	$(3,577)	$(120)
Tax (Expense) Benefit	(868)	1,216	41

	1,685	(2,361)	(79)

Reclassification Adjustment for (Gains)
Losses Included in Net Income	283	20	(17)
Tax Expense (Benefit)	(96)	(7)	6

	187	13	(11)

Net Unrealized Holding Gains (Losses)
Arising During the Period	$1,872	$(2,348)	$(90)

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

FIRREA was signed into law on August 9, 1989. Regulations for savings institutions’ minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

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

The following table sets out the Association’s various regulatory capital categories at December 31, 2000 and 1999.

	2000		1999
	Dollars	Percentage	Dollars	Percentage
	(Thousands)		(Thousands)

Tangible Capital	$24,199	16.22%	$27,570	17.68%
Tangible Equity	$24,199	16.22%	$27,570	17.68%
Core/Leverage Capital	$24,199	16.22%	$27,570	17.68%
Tier 1 Risk-Based Capital	$24,199	38.87%	$27,570	48.40%
Total Risk-Based Capital	$24,619	39.54%	$27,994	49.15%

As of December 31, 2000, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be "well capitalized", the Association must maintain minimum leverage capital ratios and minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators.

NOTE R

REGULATORY CAPITAL

The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.

	Net Income for the Year Ended December 31, 2000	Capital as of December 31, 2000

Per GAAP	$1,096	$25,492
	====	=====
Total Assets		$151,175
		======
Capital Ratio		16.86%
	Tangible Capital	Tangible Equity	Core/ Leverage Equity	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Per GAAP	$25,492	$25,492	$25,492	$25,492	$25,492
Assets Required
to be Added:
Unrealized Loss
on Securities
Available-for-Sale	(1,293)	(1,293)	(1,293)	(1,293)	(1,293)

Allowance for Loan
Losses	-	-	-	-	420

Regulatory Capital
Measure	$24,199	$24,199	$24,199	$24,199	$24,619
	=====	=====	=====	=====	=====

Adjusted Total Assets	$149,217	$149,217	$149,217
	=====	=====	=====
				$62,260	$62,260
				=====	=====
Risk-Weighted Assets

Capital Ratio	16.22%	16.22%	16.22%	38.87%	39.54%

Required Ratio	1.50%	2.00%	3.00%	4.00%	8.00%

Required Capital	$2,238		$4,476		$4,981
	=====		=====		=====
Excess Capital	$21,961		$19,723		$19,638
	=====		=====		=====

	Net Income for the Year Ended December 31, 1999	Capital as of December 31, 1999

Per GAAP	$1,244	$27,007
	====	=====
Total Assets		$155,057
		======
Capital Ratio		17.42%

Per GAAP	$27,007	$27,007	$27,007	$27,007	$27,007
Assets Required
to be Added:
Unrealized Loss
on Securities
Available-for-Sale	563	563	563	563	563

Allowance for Loan
Losses	-	-	-	-	424

Regulatory Capital
Measure	$27,570	$27,570	$27,570	$27,570	$27,994
	=====	=====	=====	=====	=====

Adjusted Total Assets	$155,911	$155,911	$155,911
	=====	=====	=====
				$56,958	$56,958
				=====	=====
Risk-Weighted Assets

Capital Ratio	17.68%	17.68%	17.68%	48.40%	49.15%

Required Ratio	1.50%	2.00%	3.00%	4.00%	8.00%

Required Capital	$2,339		$4,677		$4,557
	=====		=====		=====

Excess Capital	$25,231		$22,893		$23,437
	=====		=====		=====

NOTE S

COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Association has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements.

COMMITMENTS TO EXTEND CREDIT

The Association is a party to credit related commitments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These consist of outstanding mortgage and construction loan commitments and commercial lines of credit. As of December 31, 2000 and 1999, outstanding mortgage and construction loan commitments were approximately $955,000 and $2,301,000, respectively. These commitments, normally extended for thirty days, are for first mortgage or construction loans at a fixed rate ranging from 6.75% to 9.00%.

EMPLOYMENT CONTRACTS

The chief executive officer and the executive vice-president of the Association serve under employment contracts that were approved by the Board of Directors on February 13, 1997. The contracts were amended on February 10, 2000, to increase the base salaries and extend the term thereof to February 13, 2003.

OPERATING LEASE

The Association leases an automobile under an operating lease that expires in July 2003. Total rent expense incurred under this lease amounted to $4,713, $-0-, and $-0-, for the years ended December 31, 2000, 1999, and 1998, respectively.

  Future minimum rental payments are as follows:

Year Ending December 31,	Amount
2001	$8,077
2002	8,077
2003	4,711

Total	$20,865

NOTE T

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

The Association’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (see Note S). The Association uses the same credit policies making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Association evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained varies and is based on management’s credit evaluation of the counterparty.

NOTE U

CONCENTRATION OF CREDIT RISK

The Association’s lending activity is concentrated within the southeastern part of Louisiana. In accordance with industry practices, the Association has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.

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

The fair value of loan commitments is estimated using rates and fees that would be charged to enter similar agreements, taking into account (1) the remaining terms of the agreement, (2) the creditworthiness of the borrowers, and (3) for fixed rate commitments, the difference between current interest rates and committed rates.

  Estimated fair values of the financial instruments are as follows (in thousands):

	December 31, 2000		December 31, 1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Short-Term Investments	$3,403	$3,403	$2,504	$2,504
Investment Securities	11,000	11,000	10,483	10,483
Mortgage-Backed Securities	4,115	4,115	16,275	16,275
Collateral Mortgage Obligations	53,745	53,745	52,080	52,080
Loans (Net of Loan Allowance)	74,480	73,674	70,066	68,284

Financial Liabilities
Deposits	$58,879	$57,759	$59,216	$58,315
Advances from Federal Home Loan Bank	54,191	52,425	53,988	51,809

Unrecognized Financial Instruments
Commitments to Extend Credit	$400	$398	$1,380	$1,379
Unfunded Construction Loan Commitments	554	533	921	926
Unfunded Commercial Lines of Credit	1	1	-	-

NOTE W

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following sets forth condensed results of operations for 2000 and 1999 (dollar amounts in thousands, except per share data):

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter

Interest Income	$2,798	$2,822	$2,848	$2,794
Interest Expense	1,367	1,402	1,537	1,570
Net Interest Income	1,431	1,420	1,311	1,224
Provision for Loan Losses	-	-	7	-
Other Income	(58)	(196)	292	(167)
Other Expense	835	868	864	823
Income Tax Expense	206	133	272	55

Net Income	$332	$223	$460	$179

Net Income per Common Share (1)
Basic	$0.14	$0.11	$0.26	$0.11
Dilluted	$0.14	$0.11	$0.26	$0.11
Dividends Per Share	$0.09	$0.09	$0.09	$0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

	First	Second	Third	Fourth
1999	Quarter	Quarter	Quarter	Quarter

Interest Income	$2,590	$2,508	$2,710	$2,850
Interest Expense	1,237	1,212	1,363	1,409
Net Interest Income	1,353	1,296	1,347	1,441
Provision for Loan Losses	-	-	-	6
Other Income	(3)	(8)	5	1
Other Expense	802	818	802	879
Income Tax Expense	200	161	130	259

Net Income	$348	$309	$420	$298

Net Income per Common Share (1)
Basic	$0.13	$0.13	$0.18	$0.13
Dilluted	$0.13	$0.13	$0.18	$0.13
Dividends Per Share	$0.07	$0.09	$0.09	$0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

NOTE X

EARNINGS PER COMMON SHARE

Earnings per share are computed using the weighted average number of shares outstanding. Options to purchase 275,076 shares at $17.18 per share were outstanding during 2000, 1999, and 1998 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares. The options were still outstanding at December 31, 2000. The Company had no other securities outstanding during the years ended December 31, 2000, 1999, or 1998 that would have a dilutive effect on earnings per share.

Average shares outstanding at December 31, 2000, 1999 and 1998 amounted to 1,976,605, 2,383,168, and 2,793,247 respectively.

NOTE Y

CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

GS FINANCIAL CORP.
CONDENSED FINANCIAL CONDITION
(Dollars in Thousands)

ASSETS
	December 31,
	2000	1999
Cash and Cash Equivalents	$254	$570
Investments - Available-for-Sale, at Fair Value	238	309
Mortgage-Backed Securities - Available-for-Sale, at Fair Value	1,545	1,772
Investment in Subsidiary	25,492	27,007
Loan Receivable	1,947	2,193
Dividend Receivable from Subsidiary	8,035	11,370
Deferred Tax Asset	-	5
Other Assets	468	501

	$37,979	$43,727
	====	====

LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred Tax Liability	$5	$-
Accrued Income tax	-	1
Stockholders' Equity	37,974	43,726

	$37,979	43,727
	====	====

GS FINANCIAL CORP.
STATEMENT OF OPERATIONS
(Dollars in Thousands)
	For the Years Ended
	December 31,
	2000	1999	1998
INTEREST INCOME
Mortgage-Backed Securities	$128	$147	$291
Dividend from Subsidiary	5,000	250	-
Loans	173	192	210
Investment Securities	19	63	327
Other Interest Income	39	27	26

Total Interest Income	5,359	679	854

NON-INTEREST INCOME
Undistributed Earnings of Subsidiary	(3,904)	994	1,161
Gain on sale of Mortgage-Backed Securities	-	-	87
Income from Real Estate Held-for-Investment	-	2	17

Total Non-Interest Income	(3,904)	996	1,265

NON-INTEREST EXPENSES
General and Administrative	59	68	129
Intercompany Personnel Expense	116	110	106
Taxes	20	34	60
Loss on Sale of Investments	10	13	31
Bank Acquisition Costs Charged Off	-	-	42

Total Non-Interest Expenses	205	225	368

INCOME BEFORE INCOME TAX	1,250	1,450	1,751

PROVISION FOR INCOME TAX	55	75	217

NET INCOME	$1,195	$1,375	$1,534

GS FINANCIAL CORP.
STATEMENT OF CASH FLOWS
(Dollars in Thousands)
	For the Years Ended
	December 31,
	2000	1999	1998
OPERATING ACTIVITIES
Net Income	$1,195	$1,375	$1,534
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation Expense	3	4	3
Loss on Sale of Investments	10	13	31
Gain on Mortgage-Backed Securities	-	-	(87)
Equity in Undistributed Earnings of Subsidiary	3,904	(994)	(1,161)
Amortization of Investment Premium	4	13	32
Dividend on IMF Fund	(11)	(23)	(10)
Dividend on ARM Fund	(8)	(40)	(316)
Decrease in Accrued Interest Receivable	2	4	34
Decrease in Dividend Receivable from Subsidiary	3,335	-	-
Decrease in Tax Receivable	47	15	-
Deferred Income Tax	10	-	90
(Increase) Decrease in Other Assets	(8)	2	(67)
(Decrease) Increase in Accrued Income Tax	(1)	(91)	57
Net Cash Provided by Operating Activities	8,482	278	140

INVESTING ACTIVITIES
Redemption (Purchase) of IMF Mutual Fund	200	536	(744)
Investment (Redemption) in ARM Mutual Fund	(60)	2,809	4,445
Sale of Mortgage-Backed Securities	-	-	4,181
Investment in Other Equity Securities	(50)	-	-
Principal Paydowns Note Receivable GS Financial ESOP	238	215	-
Principal Paydowns on Mortgage-Backed Securities -
Available-for-Sale	227	607	1,832
Investment in Real Estate	-	-	(453)
Net Cash Provided by Investing Activities	555	4,167	9,261

FINANCING ACTIVITIES
Purchase of Treasury Stock	(8,590)	(3,654)	(8,324)
Payment of Dividends	(763)	(846)	(822)
Net Cash (Used in) Financing Activities	(9,353)	(4,500)	(9,146)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(316)	(55)	255

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	570	625	370
CASH AND CASH EQUIVALENTS - END OF YEAR	$254	$570	$625

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

  FORM 8-K.

  Item 14 of the Form 10-K is hereby amended and restated in its entirety to read as follows:

(a)	Documents filed as part of this Report.
(1)	The following financial statements are incorporated by
reference from Item 8:
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
(3)	The following exhibits are filed as part of this form 10-K/A, and this list includes the Exhibit Index.

Exhibit Index

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust
.	Agreement for Employees and Non-Employee Directors
10.3*	Employment Agreement among GS Financial Corp. Guaranty Savings and
Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*	Employment Agreement among GS Financial Corp. Guaranty Savings and Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0***	2000 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant - Reference is made to
"Item 1" Business for the required information

* Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

** Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

*** Previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

May 16, 2001	By:	/s/ Donald C. Scott ------------------------------- Donald C. Scott Chairman of the Board, President And Chief Executive Officer