Form 10-Q
period 2001-06-30
GS FINANCIAL CORP
filed 2001-08-14
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended June 30, 2001

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

As of August 13, 2001, there were 1,792,657 shares of the Registrant’s common stock outstanding. The financial statements contained within this Form 10-Q for the three and six months ended June 30, 2001 and 2000 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Three and Six Months ended June 30, 2001

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of June 30, 2001, Unaudited and December 31, 2000, Audited)	3

	Consolidated Statements of Operations
	(For the three and six months ended June 30, 2001 and 2000, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the six months ended June 30, 2001 and 2000, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the six months ended June 30, 2001 and 2000, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Part II - Other Information		17

Item 1	Legal Proceedings	17

Item 2	Changes in Securities	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	June 30, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
Cash and Due from Banks	$732	$531
Interest-Bearing Deposits in Other Banks	8,242	1,417
Federal Funds Sold	1,940	1,455
Investment Securities	25,507	11,000
Loans (Net)	73,846	74,480
Mortgage-Backed Securities	1,187	4,115
Collateralized Mortgage Obligations	78,891	53,745
FHLB Stock	5,216	3,115
Accrued Interest Receivable	812	682
Premises and Equipment	2,511	2,527
Other Assets	809	433

Total Assets	$199,693	$153,500

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest-Bearing Deposits	$62,801	$58,660
Non-Interest Bearing Deposits	896	1,150
Borrowings	97,953	54,191
Other Liabilities	1,898	1,704

Total Liabilities	163,548	115,705

STOCKHOLDERS’ EQUITY
Common Stock & Additional Paid in Capital	33,990	33,888
Treasury Stock	(23,048)	(20,568)
Accumulated Other Comprehensive Income	1,262	1,292
Unearned ESOP Stock	(1,505)	(1,646)
Unearned RRP Trust Stock	(1,682)	(1,754)
Other Stockholders' Equity	27,128	26,583

Total Stockholders' Equity	36,145	37,795

Total Liabilities and Stockholders' Equity	$199,693	$153,500
GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

INTEREST INCOME (from)
Loans	$1,469	$1,429	$2,930	$2,834
Mortgage-Backed Securities	22	254	59	538
Investment Securities	327	100	591	225
Collateralized Mortgage Obligations	1,470	893	2,562	1,813
Other Interest Income	157	146	392	210
Total Interest Income	3,445	2,822	6,534	5,620

INTEREST EXPENSE (on)
Deposits	714	634	1,429	1,257
FHLB Advances	1,409	768	2,541	1,512
Total Interest Expense	2,123	1,402	3,970	2,769

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	1,322	1,420	2,564	2,851

PROVISION FOR LOAN LOSSES	-	-	14	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,322	1,420	2,550	2,851

NON-INTEREST INCOME
Gain/(Loss) on Investments	-	(199)	591	(259)
Other Income	7	3	14	5
Total Non-Interest Income	7	(196)	605	(254)

OTHER EXPENSES
Compensation and Benefits	566	525	1,168	1,053
Net Occupancy Expense	91	76	173	156
Other Expenses	266	267	465	493
Total Other Expenses	923	868	1,806	1,702

INCOME BEFORE TAX EXPENSE	406	356	1,349	895

INCOME TAX EXPENSE	124	133	459	340

NET INCOME	$282	$223	$890	$555

BASIC EARNINGS PER SHARE	$.17	$.11	$.54	$.25
DILUTED EARNINGS PER SHARE	$.17	$.11	$.54	$.25

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2001, and 2000
(Dollars in Thousands) (Unaudited)

					Unearned		Accumulated
		Additional		Unallocated	RRP		Other	Total
	Common Stock	Paid in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE AT
DECEMBER 31, 1999	$34	$33,822	$(11,978)	$(1,927)	$(1,974)	$26,151	$(580)	$43,548

Net Income for Six Months
Ended June 30, 2000	-	-	-	-	-	555	-	555

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(68)	(68)

Purchase of Treasury Stock	-	-	(4,924)	-	-	-	-	(4,924)

Retirement of ESOP Debt	-	76	-	140	-	-	-	216

Cash Dividends Paid	-	-	-	-	-	(453)	-	(453)
BALANCE AT
JUNE 30, 2000	$34	$33,898	$(16,902)	$(1,787)	$(1,974)	$26,253	$(648)	$38,874
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2000	$34	$33,854	$(20,568)	$(1,646)	$(1,754)	$26,583	$1,292	$37,795

Net Income for Six Months
Ended June 30, 2001	-	-	-	-	-	890	-	890

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(30)	(30)

Purchase of Treasury Stock	-	-	(2,480)	-	-	-	-	(2,480)

Retirement of ESOP Debt	-	123	-	141	-	-	-	264

Distribution of RRP Stock	-	(21)	-	-	72	-	-	51

Cash Dividends Paid	-	-	-	-	-	(345)	-	(345)
BALANCE AT
JUNE 30, 2001	$34	$33,956	$(23,048)	$(1,505)	$(1,682)	$27,128	$1,262	$36,145
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For The Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$890	$555
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	69	70
Discount Accretion Net of Premiums Amortized	(194)	(47)
Provision for Loan Losses	13	-
Net Loan Fees	-	(1)
Dividend on ARM Fund	(106)	(15)
Dividend on IMF Fund	(11)	(36)
Non-Cash Dividend - FHLB	(111)	(139)
ESOP Expense	215	185
RRP Expense	116	78
(Gain)/Loss on Sale of Investments	(591)	259
Gain on Sale of Foreclosed Real Estate	(23)	-
Increase in Prepaid Income Taxes - Current	-	(44)
Changes in Deferred Income Tax	190	(263)
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Accrued Interest Receivable	(130)	50
Increase in Deferred Charges	(27)	(51)
Increase/(Decrease) in Accrued Income Tax	47	(18)
Increase in Other Liabilities	97	176
(Increase)/Decrease in Other Assets	(72)	2

Net Cash Provided by Operating Activities	372	761

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Available-for-Sale Securities	$786	$411
Proceeds from Maturities of CMOs	8,241	4,370
Proceeds from Maturities of Mortgage-Backed Securities	619	1,011
Proceeds from Sale of Mortgage-Backed Securities	2,321	3,125
Proceeds from Sale of FHLMC Common Stock	632	-
Proceeds from Sales of Foreclosed Real Estate	140	-
Investment in Foreclosed Real Estate	(389)	(116)
Net (Investment)/Redemption of ARM Mutual Fund	(3,190)	1,039
Net Redemption of IMF Mutual Fund	27	2,427
Purchase of CMOs	(32,431)	-
Purchase of FHLB Stock	(1,990)	-
Purchase of FHLMC Preferred Stock	(12,718)	-
Purchase of Other Equity Investments	(123)	-
Net Loan Repayments/(Originations)	630	(2,278)
Purchases of Premises and Equipment	(52)	(4)

Net Cash (Used in)/Provided by Investing Activities	(37,497)	9,985

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For The Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	$3,887	$(2,363)
Net Decrease in Unapplied Loan Payments	(8)	(6)
Net Decrease in Advance Payments by Borrowers for
Taxes and Insurance	(180)	(16)
Net Increase/(Decrease) in FHLB Advances	43,762	(1,439)
Payment of Cash Stock Dividends	(345)	(453)
Purchase of Treasury Stock	(2,480)	(4,924)

Net Cash Provided by/(Used in) Financing Activities	44,636	(9,201)

NET CASH EQUIVALENTS	7,511	1,545

CASH AND CASH EQUIVALENTS – January 1,	3,403	2,504

CASH AND CASH EQUIVALENTS – June 30,	$10,914	$4,049

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GS Financial Corp. (the "Company") was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the "Association"). The Association is a state-chartered savings and loan association whose primary regulators are the Office of Thrift Supervision (OTS) and Louisiana Office of Financial Institutions (OFI).

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

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (the "ESOP") purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At June 30, 2001, there were 164,583 unallocated shares and the balance of the loan was $1.8 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $215,000 for the six months ended June 30, 2001, compared to $185,000 for the six months ended June 30, 2000. Compensation expense related to the ESOP was $107,000 for the three months ended June 30, 2001, compared to $92,000 for the three months ended June 30, 2000.The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 1.6 million for the three months ended June 30, 2001 and 2.1 million shares for the three months ended June 30, 2000. For the three months ended June 30, 2001, earnings per common share were $.17 compared to $.11 for the three months ended June 30, 2000 (basic and diluted). Average weighted shares outstanding for the six months ended June 30, 2001 were 1.6 million compared to 2.2 million for the six months ended June 30, 2000. Earnings $.54 per common share for the six months ended June 30, 2001, compared to $.25 per common share for the six months ended June 30, 2000 (basic and diluted). During the three months ended June 30, 2001 and 2000, the Company declared and paid cash dividends in the amount of $.09 per common share in each period.

(4) INVESTMENT SECURITIES

(Dollars in thousands)	June 30, 2001		December 31, 2000

	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$1,601	$1,672	$2,389	$2,461
ARM Mutual Fund	6,127	6,140	2,831	2,823
IMF Mutual Fund	384	381	400	370
FHLMC Common Stock	16	1,089	25	1,792
FHLMC Preferred Stock	16,224	16,070	3,506	3,504
Equity Investments-Other	173	155	50	50

TOTAL INVESTMENTS	$24,525	$25,507	$9,201	$11,000

(5) LOANS

	June 30,	Dec. 31,
(Dollars in thousands)	2001	2000

Total Loans	$ 74,261	$ 74,892
Allowance for Loan Losses	(423)	(420)
Net Unearned Fees	8	8
	--------	--------
TOTAL NET LOANS	$ 73,846	$ 74,480
	=====	=====

Permanent Mortgages (1-4 family)	$ 70,546	$ 71,144
Construction (1-4 family)	418	619
Commercial Mortgages	976	1,006
Other Mortgages	1,786	1,505
Commercial	388	381
Consumer (secured by deposits)	147	237
	--------	--------
TOTAL LOANS	$ 74,261	$ 74,892
	=====	=====

ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended	June 30,
(Dollars in thousands)	2001	2000
	-----	-----
Beginning Balance, April 1,	$ 433	$ 413
Provision for Losses	-	-
Loans Charged Off	10	-
	-----	-----
Ending Balance, June 30,	$ 423	$ 413
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	June 30, 2001		December 31, 2000
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$1,171	$1,187	$1,541	$1,545
FHLMC Fixed Rate (1-4 family)	-	-	1,096	1,094
FNMA Fixed Rate (1-4 family)	-	-	1,481	1,476

TOTAL MORTGAGE
BACKED SECURITIES	$1,171	$1,187	$4,118	$4,115

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	June 30, 2001		December 31, 2000
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ 4,131	$ 4,061	$ 5,766	$ 5,579
FHLMC	18,595	18,726	14,254	14,141
Private Issue	55,251	56,104	33,562	34,025
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 77,977	$ 78,891	$ 53,582	$ 53,745
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	June 30,	Dec. 31,
(Dollars in thousands)	2001	2000

Passbook Savings	$ 16,648	$ 17,431
Certificates of Deposits	40,223	38,263
Interest Bearing Checking	5,930	2,966
	--------	--------
TOTAL INTEREST BEARING DEPOSITS	$ 62,801	$ 58,660
	=====	=====

(9) FEDERAL HOME LOAN BANK ADVANCES

	June 30,	Dec. 31,
(Dollars in thousands)	2001	2000

Amounts maturing within 1 year	$ 30,450	$ 19,318
Amounts maturing over 1 year	67,503	34,873
	--------	--------
TOTAL FEDERAL HOME LOAN BANK ADVANCES	$ 97,953	$ 54,191
	=====	=====

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

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of March 31, 2001, 125,028 shares had been awarded of which 41,632 had been earned and issued. Compensation expense related to the RRP was $116,000 for the six months ended June 30, 2001 compared to $78,000 for the six months ended June 30, 2000. The increase in expense was attributable to the distribution from the RRP of 4,126 shares to Director Kirschman who retired as of March 31, 2001 due to his physical disability. The distribution represented the balance of shares initially awarded to Mr. Kirschman at the inception of the plan and were deemed earned upon his retirement.

(12) TREASURY STOCK

Since 1998, the Company has been repurchasing shares of its common stock. The Company became eligible one year from the date of its initial public offering to begin repurchasing stock. For the first two years of the buyback program, the Company was limited to 10% per year per OTS regulations. On April 1, 2000, the three year anniversary of the Company’s IPO, the 10% per year limitation on buybacks was lifted. As of June 30, 2001, the Company had repurchased 1,635,843 shares at an average price of $14.09 per share. During the quarter ended June 30, 2001, the Company repurchased 130,989 shares at a cost of $2.0 million. The following table summarizes the repurchase of shares of its common stock by year:

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	$ 12.22
2000	679,600	$ 12.64
2001	166,189	$ 14.93
	------------	-------
Total	1,635,843	$ 14.09

All purchases were open market transactions. Due to the highly capitalized condition of the Company, management felt that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value. Management believes that reducing capital through stock repurchases is a more conservative use of capital than alternatives such as expanding the banking activities of the Company’s subsidiary through acquisitions, given the premium nature of current financial institution buyouts. These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Six Months
	Ended June 30,
	2001	2000
Office Supplies and Telephone	$74,929	$57,944
Bank Shares and Franchise Tax	148,217	217,627
Data Processing	63,173	66,982
Advertising	20,079	10,210
Supervisory Fees	35,332	27,581

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

On May 1, 2001, the Company opened a Loan Production Office (LPO) at 1515 Highway 51, Ponchatoula, Louisiana. The LPO will serve Tangipahoa and the surrounding Parishes by offering loan products ranging from residential and commercial mortgages to commercial loans.

The following discussion compares the financial condition of GS Financial Corp. at June 30, 2001 to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 and 2000.

CHANGES IN FINANCIAL CONDITION

At June 30, 2001, the assets of the Company totaled $199.7 million, increasing $46.2 million from December 31, 2000, when total assets were $153.5 million. The 31% increase in total assets was largely funded by advances from the Federal Home Loan Bank of Dallas with some growth being funded by a $3.1 million increase in retail deposits. Most of these new monies have been invested in collateralized mortgage obligations (CMOs) with additional investments in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and other short-term investments. The quarter ended June 30, 2001 was characterized by falling interest rates facilitated by three rate reductions from the Federal Reserve. This has created extensive refinancing activity in the mortgage sector as the Company has experienced increased pay-downs on both its portfolio of CMOs and mortgage loans. The influx of cash has been reinvested in a high volume of loan originations and allowed the Company to pay off some higher costing advances from the Federal Home Loan Bank of Dallas (FHLB).

Net loans decreased $.7 million to $73.8 million at June 30, 2001, compared to $74.5 million at December 31, 2000. Loan originations for the six months ended June 30, 2001, were $6.5 million offset by loan payments totaling $7.2 million.

Collateralized mortgage obligations increased $25.2 million, or 47%, to $78.9 million at June 30, 2001 compared to $53.7 million at December 31, 2000. Under current market conditions of falling interest rates and rapid repayments, the Company has been able to supplement its base of earning assets with CMOs at yields similar to or above its mortgage loans with much lower durations. Most of these investments are being funded by FHLB advances. These fixed rate assets are being matched to fixed rate liabilities with spreads ranging from 150 to 250 basis points.

During 2001, the Company has largely divested itself of fixed-rate pass through mortgage-backed instruments. At June 30, 2001, mortgage-backed securities were $1.2 million, compared to $4.1 million at December 31, 2000. This represents a decreased investment of 71%. The decrease was facilitated through the sale of $2.3 million of seasoned fixed-rate FHLMC and FNMA mortgage-backed securities at a loss of $5,000 and $.6 million in regular monthly pay-downs.

Investment securities increased $14.5 million to $25.5 million at June 30, 2001 compared to $11.0 million at December 31, 2000. The increase was due to purchases of FHLMC preferred stock of $12.7 million and net purchases of shares in an Adjustable Rate Mortgage-backed (ARM) Mutual Fund totaling $3 million. During the first quarter, the Company sold 10,000 shares of FHLMC common stock for $632,000, realizing a gain of $623,000. The FHLMC preferred stock purchased in the last six months by the Company has yields between 7% and 8% taking into account the 70% dividend tax exclusion. The FHLMC preferred stock has call features ranging from 2003 to 2011.

The Company’s investment in Federal Funds Sold and interest bearing deposits in other financial institutions increased from $2.9 million at December 31, 2000, to $10.2 million at June 30, 2001. At June 30, 2001, most of these funds were on deposit at the FHLB pending the maturity of $6.5 of advances on July 2, 2001. Accelerated pay-downs from the Company’s portfolio of mortgage loans and CMOs along with an increase in the Company’s level of interest bearing deposit accounts have generated more cash and short-term assets.

Interest-bearing deposits increased $4.1 million to $62.8 million at June 30, 2001, compared to $58.7 million at December 31, 2000. This change was made up of increases in NOW accounts of $3.0 million, certificates of deposits increasing $1.9 million and decreases in passbook savings accounts of $.8 million.

The Company’s borrowings from the Federal Home Loan Bank have increased $43.8 million from $54.2 million at December 31, 2000 compared to $98.0 million at June 30, 2001. The Company's borrowings consisted of $58.4 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $34.7 in bullet (interest only until maturity) advances, and $4.9 million in balloon obligations from the FHLB. The increase in advances was due to the expansion of the Company’s leveraged investing program and utilizing falling borrowing rates.

Stockholders’ equity decreased $1.7 million to $36.1 million at June 30, 2001 compared to $37.8 million at December 31, 2000. This was the net result of net income of $.9 million and increases due to retirement of ESOP debt of $.3 million, offset by decreases attributable to dividends paid of $.4 million and treasury stock purchases of $2.5 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended June 30, 2001 was $.3 million compared to $.2 million for the three months ended June 30, 2000. Results for the second quarter of 2001 were similar to the second quarter of 2000 except for the $.2 million in losses on sales of securities experienced in the second quarter of 2000. Basic earnings per common share were $.17 for the three months ended June 30, 2001 on average shares outstanding of 1,611,168 compared to $.11 per common share for the three months ended June 30, 2000 on average shares outstanding of 2,085,362.

For the six months ended June 30, 2001, basic earnings per common share were $.54 compared to $.25 for the six months ended June 30, 2000. Average shares outstanding for the six months ended June 30, 2001 were 1,648,943, compared to 2,214,296 average shares outstanding for the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $.9 million, compared to $.6 million for the six months ended June 30, 2000. The difference was mainly due to losses experienced from the sale of securities in 2000 as opposed to 2001 when the Company realized substantial gains from the sale of investment securities.

INTEREST INCOME

Total interest income for the quarter ended June 30, 2001 was $3.4 million compared to $2.8 million for the quarter ended June 30, 2000. Average earning assets were $192.1 million yielding 7.2% for the three months ended June 30, 2001 compared to average earning assets of $152.0 million which yielded 7.4% for the three months ended June 30, 2000. Interest income from mortgage loans, CMOs and investment securities increased while interest income from mortgage-backed securities decreased. The yield on loans and short-term investments decreased while the yields on CMOs and investment securities increased.

For the six months ended June 30, 2001, average interest-earning assets were $182.4 million with an annualized yield of 7.2%. For the same period in 2000 average total interest-earning assets were $152.4 million yielding 7.4%.

Interest on loans increased $.1 million to $1.5 million for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. During the second quarter of 2001, the average loan portfolio balance was $74.2 million and yielded 7.93%. The average balance of the loan portfolio for the second quarter of 2000 was $71.5 million (net) which yielded 7.99%.

Interest on mortgage-backed securities decreased from $254,000 for the three months ended June 30, 2000, to $22,000 for the three months ended June 30, 2001. The average balance of mortgage-backed securities for the three months ended June 30, 2001 was $1.3 million which yielded 6.87%. For the same period in 2000, the average balance of the mortgage-backed security portfolio was $14.7 million which yielded 6.90%. During the six months ended June 30, 2001, the Company sold $2.3 million of mortgage-backed securities at a loss of $5,000. During the six months ended June 30, 2000, the Company sold $3.2 million of mortgage-backed securities at a loss of $139,000.

Interest income from CMOs increased to $1.5 million for the three months ended June 30, 2001, compared to $.9 million for the three months ended June 30, 2000. During the three months ended June 30, 2001 the average balance of the Company’s portfolio of CMOs was $79.3 million with an annualized yield of 7.42%. For the same period in 2000, the average balance was $52.1 million which yielded 6.85%. The increase in yield of the CMO portfolio has been bolstered by accelerated prepayments, causing discounts to be earned at an accelerated rate.

Interest income on investment securities was $.3 million for the three months ended June 30, 2001 compared to $.1 million for the three months ended June 30, 2000. The average balance of investment securities was $22.8 million which yielded 5.75% during the three months ended June 30, 2001 compared to $7.2 million yielding 5.58% for the three months ended June 30, 2000. The increase in yield in 2001 is the result of the Company’s investment in FHLMC preferred stock during the first quarter coupled with its divestiture of its FHLMC common stock. This repositioning has offset the reduced yields on the Company’s mortgage-based mutual funds due to declining market interest rates.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, was essentially unchanged from 2000 to 2001 at $150,000. The average balance of other interest-earning assets was $14.6 million for the three months ended June 30, 2001 which yielded 4.3%. For the three months ended June 30, 2000, average other interest-earning assets was $6.4 million which yielded 9.0%. This high yield was the result of a special one time dividend issued by the FHLB on its capital stock. Yields for 2001 have also been pushed down by the six rate reductions enacted by the Federal Reserve.

PROVISION FOR LOAN LOSSES

The Company had no provision for loan loss for the three months ended June 30, 2001 and 2000, respectively. During the second quarter of 2001, the Company experienced loan charge-offs of $10,000. Special assets were $320,000 at December 31, 2000 with an allocated ALL of $68,000 compared to $319,000 at June 30, 2001 with an allocated ALL of $68,000. With the decrease in the loan portfolio and continued high level of asset quality, the Company did not allocate any provision in the second quarter of 2001.

INTEREST EXPENSE

The Company’s total interest expense increased $.7 million to $2.1 million for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. Average total interest-bearing liabilities were $157.6 million at a cost of 5.39% for the three months ended June 30, 2001. For the same period in 2000 the average balance of interest-bearing liabilities was $109.8 million costing 5.11%. The rise in cost of funds was due to the effects of the higher cost of funds on certificates of deposit and FHLB advances originated during 2000.

The average balance of interest-bearing deposits was $59.4 million for the three months ended June 30, 2001 costing 4.81%. Average interest-bearing deposits for the three months ended June 30, 2000 was $57.4 million costing 4.41%. Interest expense on interest bearing deposits was $.7 million and $.6 million for the three months ended June 30, 2001 and 2000, respectively.

The average balance of FHLB advances was $98.2 million at an annualized cost of 5.74% for the three months ended June 30, 2001. The cost and average balance of FHLB advances for the three months ended June 30, 2000 was $52.4 million with an annualized cost of 5.86%.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2001 were $.9 million for the three months ended June 30, 2001 and 2000 respectively. Salaries, occupancy expense, advertising and legal fees all showed some increase. These increases were partially offset by decreases in audit fees and taxes. The Company does expect compensation expense to go up with the addition of three new employees late in the second quarter of 2001. Please refer to the consolidated statement of operations or Note 13, Other Expenses, included in this report, for further detail on the differences in the two quarters ending June 30, 2001 and 2000.

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

The Association is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Association utilizes a combination of cash on hand, certain money market investments, and deposits in other banks, as well as U.S. Government and Agency issued securities. As of June 30, 2001, the Association’s liquidity stood at 61.5%, or $88.1 million in excess of the minimum requirement.

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of June 30, 2001, the Association’s tangible and core capital amounted to $25.3 million, or 13.0% of adjusted total assets, while the Association’s risk-based capital was $25.8 million, or 30.9% of total adjusted risk-weighted assets.

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

  Exhibits

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust
Agreement for Employees and Non-Employee Directors

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

GS FINANCIAL CORP.

Date: August 13, 2001	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman Board, President and Chief Executive Officer

Date: August 13, 2001	By:	/s/ Glenn R. Bartels
Glenn R. Bartels Controller