Form 10-Q
period 2001-09-30
GS FINANCIAL CORP
filed 2001-11-14
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

As of November 9, 2001, there were 1,668,662 shares of the Registrant's common stock outstanding. The financial statements contained within this Form 10-Q for the three and nine months ended September 30, 2001 and 2000 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Three and Nine Months ended September 30, 2001

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of September 30, 2001, Unaudited and December 31, 2000, Audited)	3

	Consolidated Statements of Income
	(For the three and nine months ended September 30, 2001 and 2000, Unaudited)	4

	Consolidated Statements of Changes in Stockholders' Equity
	(For the nine months ended September 30, 2001 and 2000, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the nine months ended September 30, 2001 and 2000, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Part II - Other Information		17

Item 1	Legal Proceedings	17

Item 2	Changes in Securities	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	18

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	Sept. 30, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
Cash and Due from Banks	$811	$531
Interest-Bearing Deposits in Other Banks	4,462	1,417
Federal Funds Sold	825	1,455
Investment Securities	30,792	11,000
Loans (Net)	76,755	74,480
Mortgage-Backed Securities	995	4,115
Collateralized Mortgage Obligations	68,737	53,745
FHLB Stock	5,264	3,115
Accrued Interest Receivable	1,003	682
Premises and Equipment	2,525	2,527
Other Assets	962	433

Total Assets	$193,131	$153,500

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest-Bearing Deposits	$66,025	$58,660
Non-Interest Bearing Deposits	999	1,150
Borrowings	88,699	54,191
Other Liabilities	2,386	1,704

Total Liabilities	158,109	115,705

STOCKHOLDERS' EQUITY
Common Stock & Additional Paid in Capital	34,052	33,888
Treasury Stock	(25,054)	(20,568)
Accumulated Other Comprehensive Income	1,849	1,292
Unllocated ESOP Stock	(1,435)	(1,646)
Unearned RRP Trust Stock	(1,682)	(1,754)
Other Stockholders' Equity	27,292	26,583

Total Stockholders' Equity	35,022	37,795

Total Liabilities and Stockholders' Equity	$193,131	$153,500
GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

INTEREST INCOME (from)
Loans	$1,518	$1,486	$4,448	$4,320
Mortgage-Backed Securities	16	188	74	726
Investment Securities	367	95	958	320
Collateralized Mortgage Obligations	1,398	985	3,960	2,799
Other Interest Income	77	94	470	303
Total Interest Income	3,376	2,848	9,910	8,468

INTEREST EXPENSE (on)
Deposits	726	686	2,155	1,942
FHLB Advances	1,282	851	3,822	2,363
Total Interest Expense	2,008	1,537	5,977	4,305

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	1,368	1,311	3,933	4,163

PROVISION FOR LOAN LOSSES	2	7	16	7

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,366	1,304	3,917	4,156

NON-INTEREST INCOME
Gain on Investments	16	287	607	28
Other Income	15	5	29	10
Total Non-Interest Income	31	292	636	38

OTHER EXPENSES
Compensation and Benefits	597	525	1,765	1,578
Net Occupancy Expense	89	83	262	239
Other Expenses	254	256	719	750
Total Other Expenses	940	864	2,746	2,567

INCOME BEFORE TAX EXPENSE	457	732	1,807	1,627

INCOME TAX EXPENSE	131	272	591	611

NET INCOME	$326	$460	$1,216	$1,016

BASIC EARNINGS PER SHARE	$.22	$.26	$.76	$.49
DILUTED EARNINGS PER SHARE	$.22	$.26	$.76	$.49

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 2001, and 2000
(Dollars in Thousands) (Unaudited)

					Unearned		Accumulated
		Additional		Unallocated	RRP		Other	Total
	Common Stock	Paid in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE AT
DECEMBER 31, 1999	$ 34	$ 33,822	$ (11,978)	$ (1,927)	$ (1,974)	$ 26,151	$ (580)	$ 43,548

Net Income for Nine Months
Ended Sept. 30, 2000	-	-	-	-	-	1,016	-	1,016

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	493	493

Purchase of Treasury Stock	-	-	(8,197)	-	-	-	-	(8,197)

Retirement of ESOP Debt	-	116	-	211	-	-	-	327

Cash Dividends Paid	-	-	-	-	-	(652)	-	(652)
BALANCE AT
SEPTEMBER 30, 2000	$ 34	$ 33,938	$ (20,175)	$ (1,716)	$ (1,974)	$ 26,515	$ (87)	$ 36,535
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2000	$ 34	$ 33,854	$ (20,568)	$ (1,646)	$ (1,754)	$ 26,583	$ 1,292	$ 37,795

Net Income for Nine Months
Ended Sept. 30, 2001	-	-	-	-	-	1,216	-	1,216

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	557	557

Purchase of Treasury Stock	-	-	(4,486)	-	-	-	-	(4,486)

Retirement of ESOP Debt	-	185	-	211	-	-	-	396

Distribution of RRP Stock	-	(21)	-	-	72	-	-	51

Cash Dividends Paid	-	-	-	-	-	(507)	-	(507)
BALANCE AT
SEPTEMBER 30, 2001	$ 34	$ 34,018	$ (25,054)	$ (1,435)	$ (1,682)	$ 27,292	$ 1,849	$ 35,022
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For The Nine Months Ended September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,216	$1,016
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	104	104
Discount Accretion Net of Premiums Amortized	(376)	(90)
Provision for Loan Losses	16	7
Gain on Sale of Premises and Equipment	-	(8)
Net Loan Fees	-	(2)
Dividend on ARM Fund	(208)	(24)
Dividend on IMF Fund	(16)	(43)
Non-Cash Dividend - FHLB	(159)	(186)
ESOP Expense	322	277
RRP Expense	161	117
Gain on Sale of Investments	(607)	(20)
(Gain)/Loss on Sale of Foreclosed Real Estate	(10)	12
Changes in Deferred Income Tax	155	(227)
Changes in Operating Assets and Liabilities:
Increase in Accrued Interest Receivable	(93)	(7)
Increase in Deferred Charges	(53)	(17)
Increase in Accrued Income Tax	101	157
Increase in Other Liabilities	108	368
Decrease/(Increase) in Other Assets	2	(8)

Net Cash Provided by Operating Activities	663	1,426

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Available-for-Sale Securities	$1,586	$455
Net (Investment) Redemption of Adjustable Rate Mutual Fund	(9,157)	651
Purchase of CMOs	(35,711)	(8,647)
Proceeds from Maturities of CMOs	19,813	7,341
Proceeds from Maturities of Mortgage-Backed Securities	814	1,613
Proceeds from Sale of CMOs	2,316
Proceeds from Sale of Mortgage-Backed Securities	2,739	6,394
Proceeds from Sale of FHLMC Common Stock	632	413
Proceeds from Sale of Premises and Equipment	-	16
Proceeds from Sales of Foreclosed Real Estate	186	2
Investment in Foreclosed Real Estate	(389)	(116)
Net Loan Originations	(2,278)	(3,482)
Net Redemption of IMF Mutual Fund	10	2,615
Purchase of FHLB Stock	(1,990)	(13)
Purchase of FHLMC Preferred Stock	(12,718)	-
Purchase of Other Equity Investments	(173)	-
Investment in Real Estate Held for Investment	(276)	-
Purchases of Premises and Equipment	(102)	(21)

Net Cash (Used in)/Provided by Investing Activities	(34,698)	7,221

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For The Nine Months Ended September 30,
	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$7,383	$174
Net Decrease in Unapplied Loan Payments	(7)	(4)
Net Increase/(Decrease) in Advance Payments by Borrowers for
Taxes and Insurance	(162)	57
Net Increase in FHLB Advances	34,509	3,835
Payment of Cash Stock Dividends	(507)	(652)
Purchase of Treasury Stock	(4,486)	(8,197)

Net Cash Provided by/(Used in) Financing Activities	36,730	(4,787)

NET CASH EQUIVALENTS	2,695	3,860

CASH AND CASH EQUIVALENTS - January 1,	3,403	2,504

CASH AND CASH EQUIVALENTS - September 30,	$6,098	$6,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GS Financial Corp. (the Company) was organized and incorporated under the laws of the State of Louisiana on December 24, 1996, for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the Association). The Association is a state-chartered savings and loan association whose primary regulators are the Office of Thrift Supervision (OTS) and Louisiana Office of Financial Institutions (OFI).

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

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At September 30, 2001, there were 164,583 unallocated shares and the balance of the loan was $1.7 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $322,000 for the nine months ended September 30, 2001, compared to $277,000 for the nine months ended September 30, 2000. Compensation expense related to the ESOP was $107,000 for the three months ended September 30, 2001, compared to $92,000 for the three months ended September 30, 2000.The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 1.5 million for the three months ended September 30, 2001, and 1.8 million shares for the three months ended September 30, 2000. For the three months ended September 30, 2001, earnings per common share were $.22 compared to $.26 for the three months ended September 30, 2000 (basic and diluted). Average weighted shares outstanding for the nine months ended September 30, 2001 were 1.6 million compared to 2.1 million for the nine months ended September 30, 2000. Earnings were $.76 per common share for the nine months ended September 30, 2001, compared to $.49 per common share for the nine months ended September 30, 2000 (basic and diluted). During the three months ended September 30, 2001 and 2000, the Company declared and paid cash dividends in the amount of $.09 per common share in each period.

(4) INVESTMENT SECURITIES

(Dollars in thousands)	September 30, 2001		December 31, 2000

	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$801	$904	$2,389	$2,461
ARM Mutual Fund	11,998	12,030	2,831	2,823
IMF Mutual Fund	389	396	400	370
FHLMC Common Stock	16	1,040	25	1,792
FHLMC Preferred Stock	16,224	16,271	3,506	3,504
Equity Investments-Other	173	151	50	50

TOTAL INVESTMENTS	$29,601	$30,792	$9,201	$11,000

(5) LOANS

	September 30,	December 31,
(Dollars in thousands)	2001	2000

Total Loans	$ 77,172	$ 74,892
Allowance for Loan Losses	(426)	(420)
Net Unearned Fees	9	8
	--------	--------
TOTAL NET LOANS	$ 76,755	$ 74,480
	=====	=====

Permanent Mortgages (1-4 family)	$ 72,562	$ 71,144
Construction (1-4 family)	860	619
Commercial Mortgages	1,088	1,006
Other Mortgages	1,888	1,505
Commercial	578	381
Consumer (secured by deposits)	196	237
	--------	--------
TOTAL LOANS	$ 77,172	$ 74,892
	=====	=====

ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended	September 30,
(Dollars in thousands)	2001	2000
	-----	-----
Beginning Balance, July 1,	$ 424	$ 413
Provision for Losses	-	-
Loans Charged Off	2	7
	-----	-----
Ending Balance, September 30,	$ 426	$ 420
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	September 30, 2001		December 31, 2000
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$971	$995	$1,541	$1,545
FHLMC Fixed Rate (1-4 family)	-	-	1,096	1,094
FNMA Fixed Rate (1-4 family)	-	-	1,481	1,476

TOTAL MORTGAGE-
BACKED SECURITIES	$971	$995	$4,118	$4,115

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	September 30, 2001		December 31, 2000
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ 3,009	$ 2,969	$ 5,766	$ 5,579
FHLMC	16,676	16,835	14,254	14,141
Private Issue	47,464	48,933	33,562	34,025
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 67,149	$ 68,737	$ 53,582	$ 53,745
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	September 30,	December 31,
(Dollars in thousands)	2001	2000

Passbook Savings	$ 16,865	$ 17,431
Certificates of Deposits	40,660	38,263
NOW Accounts	8,500	2,966
	--------	--------
TOTAL INTEREST-BEARING DEPOSITS	$ 66,025	$ 58,660
	=====	=====

(9) BORROWINGS

	September 30,	December 31,
(Dollars in thousands)	2001	2000

Amounts maturing within 1 year	$ 24,221	$ 19,318
Amounts maturing over 1 year	64,478	34,873
	--------	--------
TOTAL BORROWINGS	$ 88,699	$ 54,191
	=====	=====

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

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of September 30, 2001, 125,028 shares had been awarded of which 41,632 had been earned and issued. Compensation expense related to the RRP was $161,000 for the nine months ended September 30, 2001 compared to $117,000 for the nine months ended September 30, 2000.

(12) TREASURY STOCK

As of September 30, 2001, the Company had repurchased approximately 1.8 million shares at an average price of $14.18 per share. During the quarter ended September 30, 2001, the Company repurchased 131,000 shares at a cost of $2.0 million. The following table summarizes the repurchase of shares of its common stock by year:

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	$ 12.22
2000	679,600	$ 12.64
2001	297,384	$ 15.09
	------------	-------
Total	1,767,038	$ 14.18

All purchases were open market transactions. Due to the highly capitalized condition of the Company, management felt that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value. Management believes that reducing capital through stock repurchases is a more conservative use of capital than alternatives such as expanding the banking activities of the Company's subsidiary through acquisitions, given the premium nature of current financial institution buyouts. These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Nine Months
	Ended September 30,
	2001	2000
Office Supplies and Telephone	$104,726	$85,498
Bank Shares and Franchise Tax	226,701	312,406
Data Processing	100,518	97,654
Advertising	75,127	51,634
Supervisory Fees	60,935	49,164

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

GENERAL

The Company's principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It's principal products include mortgage loans, passbook savings accounts, certificates of deposit, and demand deposit accounts. The Association also invests in short-term and long-term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities, collateralized mortgage obligations and mortgage-backed securities.

The following discussion compares the financial condition of GS Financial Corp. at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 and 2000.

CHANGES IN FINANCIAL CONDITION

At September 30, 2001, the assets of the Company totaled $193.1 million, increasing $39.6 million from December 31, 2000, when total assets were $153.5 million. The increase in total assets has been facilitated by the decrease in market interest rates in 2001. Customer deposit accounts at the Company have grown $7 million during the ninth months ended September 30, 2001, while lower rates allowed the Company to borrow additional funds from the Federal Home Loan Bank to expand its leveraged investing program. These new funds have been invested in collateralized mortgage obligations (CMOs), Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and other short-term investments. With short-term and overnight interest rates currently below 3%, the Company has attempted to minimize its investment in these types of money market investments. Instead the Company has invested its liquid assets in short-term mutual funds backed by qualified thrift investments. Typically, these funds carry higher yields than money market investments such as Federal Funds sold. During the nine months ended September 30, 2001, the Company's loan portfolio has grown 3%. With lending rates at low levels, the Company has concentrated on growing its commercial portfolio, which typically carries higher yields than residential loans.

Net loans increased $2.3 million to $76.8 million at September 30, 2001, compared to $74.5 million at December 31, 2000. Increases to the loan portfolio include $1.5 million in residential, $.4 million in other mortgages and $.2 million in commercial loans. At the end of the third quarter, 2001, the Company had approximately $3 million in outstanding commercial and mortgage loan commitments which it anticipates funding during October and November.

Collateralized mortgage obligations increased $15.0 million, or 28%, to $68.7 million at September 30, 2001 compared to $53.7 million at December 31, 2000. Under current market conditions of falling interest rates and rapid repayments, the Company has been able to supplement its base of interest-earning assets with CMOs at yields similar to or above its mortgage loans with much shorter durations. Most of these investments are funded by and matched to FHLB advances with spreads ranging from 150 to 250 basis points.

During 2001, the Company has largely divested itself of fixed-rate pass through mortgage-backed instruments to invest in higher yielding CMOs and loans. At September 30, 2001, mortgage-backed securities were $1.0 million, compared to $4.1 million at December 31, 2000. The decrease was facilitated through the sale of $2.3 million of seasoned fixed-rate mortgage-backed securities at a loss of $5,000, and $.8 million in regular monthly pay-downs.

Investment securities increased $19.8 million to $30.8 million at September 30, 2001 compared to $11.0 million at December 31, 2000. The increase was due to purchases of FHLMC preferred stock of $12.7 million and net purchases of shares in an Adjustable Rate Mortgage-backed (ARM) Mutual Fund totaling $9.1 million. Much of the investment in the ARM Fund was funded by cash from the recent increase in deposits. The FHLMC preferred stock purchased in 2001 by the Company has yields between 7% and 8% taking into account the 70% dividend tax exclusion. The FHLMC preferred stock has call features ranging from 2003 to 2011.

The Company's decrease in Federal Funds Sold is the result of the Company attempting to minimize such investments considering current yields which are below 3%. The increased level of interest-bearing deposits in other banks is due to monies being accumulated in the Company's demand deposit account at the FHLB to meet advances maturing in October, 2001 of approximately $7.3 million.

Interest-bearing deposits increased $7.3 million to $66.0 million at September 30, 2001, compared to $58.7 million at December 31, 2000. This change was made up of increases in NOW accounts of $5.5 million, certificates of deposits increasing $2.4 million and decreases in passbook savings accounts of $.6 million.

The Company's borrowings from the Federal Home Loan Bank have increased $34.5 million from $54.2 million at December 31, 2000 compared to $88.7 million at September 30, 2001. The Company's borrowings consisted of $54.1 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $29.7 in bullet (interest only until maturity) advances, and $4.9 million in balloon obligations from the FHLB. The increase in advances was due to the expansion of the Company's leveraged investing program utilizing falling borrowing rates.

Stockholders' equity decreased $2.8 million to $35.0 million at September 30, 2001 compared to $37.8 million at December 31, 2000. This was the net result during the nine months ended September 30, 2001 of net income of $1.2 million, increase in other accumulated comprehensive income of $.6 million and increases due to retirement of ESOP debt of $.4 million, offset by decreases attributable to dividends paid of $.5 million and treasury stock purchases of $4.5 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended September 30, 2001 was $330,000 compared to $460,000 for the three months ended September 30, 2000. Basic earnings per common share were $.22 for the three months ended September 30, 2001 on average shares outstanding of 1,511,461 compared to $.26 per common share for the three months ended September 30, 2000 on average shares outstanding of 1,766,578. The results for third quarter of 2000 included gains on the sale of investment securities of $287,000, while the third quarter of 2001 included $16,000 of similar gains.

For the nine months ended September 30, 2001, basic earnings per common share were $.76 compared to $.49 for the nine months ended September 30, 2000. Average shares outstanding for the nine months ended September 30, 2001 were 1,602,612, compared to 2,063,967 average shares outstanding for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $1.2 million, compared to $1.0 million for the nine months ended September 30, 2000.

INTEREST INCOME

Total interest income for the quarter ended September 30, 2001 was $3.4 million compared to $2.8 million for the quarter ended September 30, 2000. Average interest-earning assets were $186.5 million yielding 7.2% for the three months ended September 30, 2001 compared to average interest-earning assets of $151.1 million which yielded 7.5% for the three months ended September 30, 2000.

For the nine months ended September 30, 2001, average interest-earning assets were $184.0 million with an annualized yield of 7.2%. For the same period in 2000 average total interest-earning assets were $152.2 million yielding an annualized 7.4%.

Interest income from loans was $1.5 million for the three months ended September 30, 2001 and 2000. During the third quarter of 2001, the average loan portfolio balance was $75.4 million and yielded 8.05%. The average balance of the loan portfolio for the third quarter of 2000 was $72.8 million which yielded 8.17%.

During 2001, the Company has divested itself of approximately 76% of its investment in mortgage-backed securities. During the three months ended September 30, 2001, interest from mortgage-backed securities was $16,000 on an average investment of $1.0 million which yielded 6.2%. During the same three months in 2000, the average balance of mortgage-backed securities was $11.6 million which netted $188,000 for a yield of 6.5%.

Interest income from CMOs increased to $1.4 million for the three months ended September 30, 2001, compared to $1.0 million for the three months ended September 30, 2000. During the three months ended September 30, 2001 the average balance of the Company's portfolio of CMOs was $75.0 million with an annualized yield of 7.5%. For the same period in 2000, the average balance was $54.0 million which yielded 7.3%. The increase in yield of the CMO portfolio has been bolstered by accelerated prepayments, causing discounts to be earned at an accelerated rate.

Interest income from investment securities was $367,000 for the three months ended September 30, 2001 compared to $95,000 for the three months ended September 30, 2000. The average balance of investment securities was $26.6 million which yielded 5.5% during the three months ended September 30, 2001 compared to $6.8 million yielding 5.6% for the three months ended September 30, 2000.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, was essentially unchanged from 2000 to 2001 at $100,000.

PROVISION FOR LOAN LOSSES

The Company had an allocation to provision for loan losses of $2,000 for the three months ended September 30, 2001 and $7,000 for the three months ended September 30, 2000. Both provisions were made necessary from the growth of the loan portfolio. Asset quality remains strong with two foreclosures thus far in 2001 and no increase in delinquencies from 2000 to 2001. Loans classified as substandard, for which a specific potential for loss has been identified are considered "special assets." Special assets were $320,000 at December 31, 2000 with an allocated allowance for loan loss (ALL) of $68,000 compared to $233,000 at September 30, 2001 with an allocated ALL of $61,000.

INTEREST EXPENSE

The Company's total interest expense increased $.5 million to $2.0 million for the three months ended September 30, 2001 compared to $1.5 million for the three months ended September 30, 2000. The average balance of total interest-bearing liabilities was $154.5 million at a cost of 5.2% for the three months ended September 30, 2001. For the same period in 2000 the average balance of interest-bearing liabilities was $114.2 million costing 5.4%. The decrease in cost of funds was due to the effects of lower rates paid on certificates of deposit, NOW accounts and FHLB advances.

The average balance of interest-bearing deposits was $64.2 million for the three months ended September 30, 2001 costing 4.5%. Average interest-bearing deposits for the three months ended September 30, 2000 was $58.0 million costing 4.7%. Interest expense on interest bearing deposits was $.7 million for the three months ended September 30, 2001 and 2000.

The average balance of FHLB advances was $90.3 million at an annualized cost of 5.7% for the three months ended September 30, 2001. The average balance of FHLB advances for the three months ended September 30, 2000 was $56.2 million with an annualized cost of 6.0%.

OTHER EXPENSES

Other expenses for the three months ended September 30, 2001 were $940,000 for the three months ended September 30, 2001 compared to $864,000 for the three months ended September 30, 2000. There were many categories of overhead expenses showing small increases and decreases. Compensation expense, with the net addition of four full-time employees, showed the largest increase. The additions to the staff were necessary to facilitate the opening of the Association's commercial loan department, opening of the Ponchatoula Loan Production Office, and anticipated opening of another branch in Metairie, Louisiana in January, 2002. Please refer to the consolidated statement of operations or Note 13, Other Expenses, included in this report, for further detail on the differences in the nine months ending September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the Company's ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends and the daily operating expenses of the Company.

The Company's primary sources of funds are interest-bearing customer deposits, FHLB advances and maturities of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

The Association is required under Federal regulations to maintain certain levels of "liquid" investments, specifically not less than 4% of its average daily balance of net withdrawable deposit accounts. For its liquid investments, the Association utilizes a combination of cash on hand, certain money market investments, and deposits in other banks, as well as U.S. Government and Agency issued securities. As of September 30, 2001, the Association's liquidity stood at 59.0%, or $79.8 million in excess of the minimum requirement.

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of September 30, 2001, the Association's tangible and core capital amounted to $25.8 million, or 13.8% of adjusted total assets, while the Association's risk-based capital was $26.3 million, or 29.9% of total adjusted risk-weighted assets.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2001. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

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

GS FINANCIAL CORP.

Date: November 9, 2001	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman Board, President and Chief Executive Officer

Date: November 9, 2001	By:	/s/ Glenn R. Bartels
Glenn R. Bartels Controller