Form 10-K
period 2001-12-31
GS FINANCIAL CORP
filed 2002-03-28
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _x__

As of March 18, 2002, there were 1,650,462 shares of the Registrant’s common stock, par value $.01 per share, issued and outstanding. The aggregate market value of such stock, excluding the shares held by all directors, officers and affiliates of the Registrant, was $17.0 million at March 18, 2002 based on the per common share price at closing of $15.00 on that date. The information presented in this Form 10-K at December 31, 2001 and 2000, and for the twelve months ended December 31, 2001, 2000, and 1999 represent the financial condition and results of operations of GS Financial Corp. and its wholly-owned subsidiary, Guaranty Savings & Homestead Association.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the following documents which have been incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1)	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated into Part II, Items 5 through 8, and Part IV, Item 14.
(2)	Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days of the Registrant’s fiscal year end are incorporated into Part III, Items 10 through 13.

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

General

GS Financial Corp. (the "Company") was incorporated under Louisiana law on December 24, 1996 as a thrift holding company. The Company commenced operations on April 1, 1997 upon the completion of its initial public offering of common stock, which trades on the Nasdaq National Market. On that date the Company’s wholly owned subsidiary, Guaranty Savings and Homestead Association (the "Association"), was converted from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. This was accomplished through the offer and sale of common stock by the Company to certain depositors, employees, officers and directors of the Association as well as the GS Financial Employee Stock Ownership Plan (the "ESOP"). The Company simultaneously used a portion of the proceeds of its sale of common stock to acquire 100% of the stock of the Association.

The Company's principal business is conducted through the Association. Guaranty Savings and Homestead Association was founded in New Orleans, Louisiana in 1937 as a mutual savings and loan association. The Association’s unconsolidated assets at December 31, 2001 totaled $186.0 million and comprise 98.7% of the total consolidated assets of the Company. The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association accepts deposits in the form of passbook savings, certificates of deposit, demand deposit accounts and individual retirement accounts. The Association also invests in short and long term liquid investments such as US Treasury and Agency securities, mortgage backed securities, overnight Federal Funds, money market investments and qualified thrift grade mutual funds. The balance of the consolidated assets includes $1.7 million in similar short and long term liquid investments, and $.8 million in fixed assets held exclusively at the Company level.

Regulation

The Company’s primary regulator is the Office of Thrift Supervision ("OTS"). The OTS regulates all thrifts and thrift holding companies whose deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions ("OFI"). These two agencies currently examine the Company approximately every 18 months on an individual basis, relying on the examination report of the other agency on cycles, alternating when it is not their year to examine the Association. The nature of such examinations includes safety and soundness issues or compliance with applicable laws and regulations. The Association was last examined by the OFI as of September 30, 2000 and the Company was last examined by the OTS as of December 31, 2000.

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

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated (in thousands):

LOAN PORTFOLIO COMPOSITION

	December 31,
	2001	2000	1999	1998	1997
Real Estate Loans:
1-4 Family Residential	$69,843	$71,092	$67,424	$61,562	$52,528
FHA and VA	9	52	140	237	358
Construction	1,056	619	646	740	99
Commercial Real Estate	3,431	1,006	1,377	1,157	471
Other	6,750	1,453	446	201	123
	---------	---------	---------	---------	---------
Total Real Estate Loans	81,089	74,222	70,033	63,897	53,579

Consumer Loans:
Second Mortgage	11	52	84	119	172
Loans on Deposits	254	237	367	337	244
	---------	---------	---------	---------	---------
Total Consumer Loans	265	289	451	456	416

Commercial Loans	683	381	-	-	-
	---------	---------	---------	---------	---------
Total Loans	82,037	74,892	70,484	64,353	53,995

Allowance for
Loan Losses	(435)	(420)	(424)	(463)	(410)

Net Deferred Loan
Origination Costs	9	8	6	5	3
	---------	---------	---------	---------	---------
Net Loans	$81,611	$74,480	$70,066	$63,895	$53,588
	=====	=====	=====	=====	=====

Contractual Term to Final Maturities. The following table sets forth certain information as of December 31, 2001 regarding the dollar amount of loans maturing in the Company’s portfolio, based on the contractual date of the loan’s final maturity, before giving effect to net items. Demand loans and loans having no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 2001 is shown in the appropriate year of the loan’s final maturity. The actual maturity of loans varies primarily on prepayments which to a large extent depend on market interest rates. In general if prevailing market rates fall below those of the portfolio, prepayments accelerate. Conversely if market interest rates increase above portfolio rates early pay-offs tend to decrease.

Fixed rate loans receivable as of December 31, 2001 are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under One Year	One to Five Years	Over Five to Ten Years	Over 10 Years	Total
	------	------	------	------	------
Loans Secured by 1-4 Family
Residential:
Fixed Rate	$54	$2,879	$7,610	$59,300	$69,843
Other Loans Secured by
Real Estate:
Fixed Rate	58	2,127	3,546	5,526	11,257
Commercial Fixed Rate	286	-	124	273	683
All Other Loans	254	-	-	-	254
	------	------	------	------	------
	$652	$5,006	$11,280	$65,099	$82,037
	=====	=====	=====	=====	=====

Loan Origination Activity. The table below sets forth the Company’s total loan origination and reduction experience during the periods indicated. Historically, the Company has not purchased or sold any loans.

	December 31,
	2001	2000	1999	1998	1997
	-------	-------	-------	-------	-------
Loan Originations (in thousands):
1-4 Family Residential	$12,062	$10,846	$13,082	$14,697	$14,806
Construction	1,670	1,514	1,004	1,610	726
Commercial real estate	1,430	323	306	526	75
Consumer	252	106	266	283	149
Commercial	610	383	-	-	-
Other Real Estate	6,030	568	263	732	165
	-------	-------	-------	-------	-------
Total Loan Originations	22,054	13,740	14,921	17,848	15,921
Loan principal
Repayments	(14,521)	(9,218)	(8,790)	(7,490)	(6,425)
Increase (decrease)
due to other items	(14)	6	72	(51)	(33)
	-------	-------	-------	-------	-------
Net increase (decrease) in
Loan portfolio	$7,519	$4,528	$6,203	$10,307	$9,463
	======	======	======	======	======

Real Estate Lending Standards and Underwriting Policies.

The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors and Management which are consistent with safe and sound banking requirements. These standards and procedures are incorporated into the Company's Underwriting Standards and Lending Policy which are reviewed annually by the Board of Directors (the "Board"). The underwriting standards dictate the manner in which loan applications are accepted and processed. Such standards are written to comply with all applicable laws and regulations including but not limited to Truth-In-Lending (Regulation Z) and the Real Estate Settlement and Procedures Act ("RESPA"). These standards pertain to such issues as appraisal guidelines, disclosure requirements, credit criteria, complete applications, and title requirements. The Company requires appraisals from Board-approved state licensed and certified appraisers. The lending policy establishes the overall direction of the Company's lending activities within the community and forms the basis for setting underwriting standards which are intended to limit the Company's exposure to credit risk. Such factors include loan amount, debt to income ratios, collateral, and acceptable rates and terms.

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

Loan applications are accepted at all three of the Company’s full service branches and the two loan production offices in Ponchatoula and Metairie and forwarded to the Loan Committee which meets weekly. The Company requires a title insurance policy on all loans secured by real estate prior to closing.

The Company’s conventional fixed rate mortgage loans on 1-4 family residential dwellings are offered with terms up to 30 years. Currently, the minimum cash down payment is 20% of the lesser of purchase price or appraised value. The Company originates and funds construction loans which subsequently convert to permanent, fixed rate mortgage loans. During the construction period, the Company requires payment of interest only on the amount of principal drawn.

In 2000, the Company began shifting some of its lending activity towards the commercial market to diversify and enhance the products and services offered to its customers and add loans to the overall portfolio with yields higher than current market rates on residential mortgage loans. Commercial loans typically carry higher yields and associated risk than loans on 1-4 family dwellings. The Company offers mortgage loans on residential investment property, commercial real estate, condominiums and vacant ground. The Company also offers commercial asset based loans secured by non-real estate collateral such as inventory and accounts receivable.

During 2001, the Company was able to originate approximately $8 million of non-residential loans. Of this amount approximately $6 million was secured by multi-family dwellings. The Company applies similar underwriting standards to its commercial loans with particular attention paid to debt coverage ratios. Commercial loan documentation procedures differ from residential lending requirements on a case-by-case basis.

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

DELINQUENT LOANS

(Dollars in thousands)

	2001	2000	1999	1998	1997
	-----	-----	-----	-----	-----
30-89 Days	$3,542	$2,231	$2,673	$2,171	$271
90+ Days	249	434	100	266	166
	-----	-----	-----	-----	-----
Total Delinquent Loans	$3,791	$2,665	$2,773	$2,437	$437
	====	====	====	====	====

During 1998, the Company changed its data processing parameters to include accounts exactly 30 days past due in the delinquent 30-89 day category. This accounts for the material increase in the amount of loans delinquent 30-89 days in 1998 through 2001 compared to 1997.

Non Performing Assets

(Dollars in thousands)

	2001	2000	1999	1998	1997
	-----	-----	-----	-----	-----
90+ Day Delinquent Loans	$249	$434	$100	$266	$166
Foreclosed Real Estate	-	117	14	-	-
	-----	-----	-----	-----	-----
Total Non Performing Assets	$249	$551	$114	$266	$166
	===	===	===	===	===
Non Performing Loans as
a % of Total Loans	.30%	.58%	.14%	.42%	.31%
Non Performing Assets as
a % of Total Assets	.13%	.28%	.06%	.17%	.13%

Classified Assets. The following table presents information pertaining to the Company’s Watch list of classified assets and associated specific valuation allowances as of the dates indicated. All substandard and special mention loans receivable and related specific valuation allowances were on 1-4 family residential mortgage loans.

POTENTIAL PROBLEM LOANS

(Dollars in thousands)

	At December 31,
	2001	2000	1999	1998	1997
	------	------	------	------	------
Substandard	$1,771	$1,785	$1,633	$1,970	$1,564
Special Mention	66	127	148	241	298
	------	------	------	------	------
Gross	1,837	1,912	1,781	2,211	1,862

Less Allowance for
Loan Loss *	-	-	(106)	(141)	(141)
	------	------	------	------	------
Net	$1,837	$1,912	$1,675	$2,070	$1,721
	=====	=====	=====	=====	=====

* Up until the safety and soundness examination completed by the OTS in November, 1999, the Company maintained a specific and general valuation allowance for loan loss. At the suggestion of OTS regulators, the Company adopted a methodology of one single allowance for loan loss, eliminating the prior separate accounting of the specific and general valuation allowances for loan loss.

Allowance for Loan Loss. The allowance for loan loss ("ALL") is calculated by assessing the need for specific reserves on identified problem credits (see special assets in the previous paragraph) in addition to using historical and economic based percentages on certain classifications of homogeneous loans to arrive at an overall ALL. Several of these categories are based on the particular loan being included on the Company’s Watch List. Other categories are based on the type of underlying collateral such as commercial or residential real estate while still other categories are based on the nature of the loan such as construction versus permanent financing. At December 31, the ALL was allocated as follows for the five years presented:

Allocation of the Allowance for Loan Losses

(Dollars in Thousands)

Balance at End of Period Applicable to:	2001		2000		1999		1998		1997
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
1-4 Family Residential	$ 337	85.1%	$ 390	94.9%	$ 340	95.7%	$ 377	95.7%	$ 373	97.3%
FHA and VA	-	0.0%	-	.1%	-	.2%	-	.4%	-	.7%
Construction	5	1.4%	-	.8%	-	.9%	-	1.1%	-	.2%
Commercial Real Estate	57	4.2%	24	1.3%	39	2.0%	15	1.8%	22.9%
Other Real Estate	33	8.2%	-	1.9%	45.6%		45.3%		15.2%
Second Mortgage	-	0.0%	-	.1%	-	.1%	26.2%		-	.3%
Loans on Deposits	-	.3%	-	.3%	-	.5%	-	.5%	-	.5%
Commercial Loans	3.8%		6.5%		-	n/a	-	n/a	-	n/a

TOTAL	$ 435	100.0%	$ 420	100.0%	$ 424	100.0%	$ 463	100.0%	$ 410	100.0%

LOAN LOSS EXPERIENCE

Provisions for loan losses are charged to earnings to bring the total ALL to a level considered appropriate by management. Losses are incurred via foreclosure, deterioration of the underlying collateral, inability of the customer to repay the loan or other means. These losses are charged against the ALL. The ALL is evaluated on a quarterly basis and provisions to increase or adjustments to reduce the allowance to the appropriate level deemed by management are recorded when necessary. Charge-offs reduce the allowance while recoveries increase the allowance during the quarter. Management assesses the ALL accordingly and establishes additional provisions to bring the ALL to an appropriate level. The appropriate level of the ALL is determined by management’s estimation of the amount of loss associated with loans considered to be impaired in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," as well as management’s estimate of loss associated with the remaining portfolio. Historical analysis of factors such as number of foreclosures, level of delinquencies and amount of charge-offs as well as other factors such as local and national economic conditions help management set both the formula used to calculate the ALL for the remaining loan portfolio as well as an appropriate level for the ALL overall.

The following table sets forth the Company’s loan loss experience for the years presented. All of the charge-offs and provisions in the following table were on first mortgages of one-to-four family dwellings.

An analysis of the allowance for loan losses is as follow (dollars in thousands):

	Years Ended December 31,
	2001	2000	1999	1998	1997
Balance, Beginning	-----	-----	-----	-----	-----
of Year	$420	$424	$463	$410	$382
Provision for Losses	25	7	6	53	28
Loans Charged Off	(10)	(11)	(45)	-	-
Recoveries	-	-	-	-	-
	-----	-----	-----	-----	-----
Balance, End of Year	$435	$420	$424	$463	$410
	====	====	====	====	====
Allowance for Loan
Losses as a % of
Total Loans Receivable	.53%	.56%	.60%	.72%	.77%

Allowance for Loan
Losses as a % of
Non Performing Loans	174.80%	96.69%	422.97%	174.01%	247.49%

Net Charge-Offs as a % of
Average Loans	0.01%	0.02%	0.07%	-	-

Mortgage-Backed Securities

The Company has invested in a portfolio of fixed-rate, mortgage-backed securities that are issued or guaranteed by the Government National Mortgage Association (GNMA). GNMA securities represent direct obligations of the Federal government. Because of this, these securities are considered high quality investments with minimal credit risks. The guaranteed aspect of these investments results in yields slightly less than the actual yields on the underlying mortgage loans.

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

The following table sets forth the composition of the Company’s mortgage-backed securities portfolio at each of the dates indicated (dollars in thousands):

MORTGAGE-BACKED SECURITIES

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
GNMA	$857	$28	$-	$885
	-------	-------	-------	-------
	$857	$28	$-	$885
	=====	=====	=====	=====

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
FNMA	$1,481	$-	$5	$1,476
FHLMC	1,096	-	2	1,094
GNMA	1,541	4	-	1,545
	-------	-------	-------	-------
	$4,118	$4	$7	$4,115
	====	==	==	=====

The following table sets forth the maturities of the mortgage-backed security portfolio as of December 31, 2001 (dollars in thousands):

MORTGAGE-BACKED SECURITIES

December 31, 2001	Amortized Cost	Fair Value	Weighted Average Rate
	---------	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$-	$-	-
After One Year Through Five Years	-	-	-
After Five Years Through Ten Years	-	-	-
After Ten Years	857	885	8.25%
	------	------
	$857	$885
	====	====

The following table sets forth the purchases, sales and principal repayments of the Company’s mortgage-backed securities during the periods indicated (dollars in thousands):

MORTGAGE-BACKED SECURITIES

	2001	2000	1999
	-------	-------	-------
Mortgage Backed Securities
Balance at January 1,	$4,118	$16,743	$23,058
Purchases	-	-	-
Repayments	(925)	(1,956)	(6,227)
Sales (Net of Gains)	(2,321)	(10,650)	-
Amortizations of Premiums
/Discounts (Net)	(15)	(19)	(88)
	-------	-------	-------
Balance at December 31,	$857	$4,118	$16,743
	====	======	======
Weighted Average Yield	6.54%	6.68%	6.53%

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

The Company also invests its excess cash in three institutional funds whose principal underlying holdings are qualified thrift investments. These three funds provide a supplement to the Company’s other short-term money market investments and Federal Funds Sold, typically yielding a higher rate of return while still providing excellent liquidity.

Interest rates dictate many of the investment decisions and policies of the Company. It is the policy of the Company not to engage in speculative purchasing, selling or trading of investments; however, certain profits may be taken from time to time on the sale of investments. When interest rate spreads reach acceptable levels the Company may utilize leveraged purchasing of investment securities. Also, when anticipated earnings permit, certain portfolio adjustments may be made to enhance the overall portfolio yield even though losses may be recognized in doing so.

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$801	$85	$-	$886
Adjustable Rate
Mortgage Mutual Fund	12,481	32	-	12,513
Ultra Short Term
Mutual Fund	4,255	-	4	4,251
Intermediate
Mortgage Mutual Fund	394	3	-	397
FHLMC Common Stock	16	1,031	-	1,047
FHLMC Preferred Stock	16,224	326	-	16,550
Equity Investments - Other	173	3	-	176
	-------	-------	-------	-------
	$34,344	$1,480	$4	$35,820
	======	=====	=====	=====

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$2,389	$72	$-	$2,461
Adjustable Rate
Mortgage Mutual Fund	2,831	-	8	2,823
Intermediate
Mortgage Mutual Fund	400	-	30	370
FHLMC Common Stock	25	1,767	-	1,792
FHLMC Preferred Stock	3,506	-	2	3,504
Equity Investments - Other	50	-	-	50
	-------	-------	-------	-------
	$9,201	$1,839	$40	$11,000
	=====	=====	===	=====

The following table sets forth the amount of investment securities which mature during each of the periods indicated at December 31, 2001 (dollars in thousands):

INVESTMENT SECURITIES

	Securities
	Available-for-Sale
December 31, 2001	Amortized Cost	Fair Value	Weighted Average Rate
	---------	---------
Amounts Maturing in:
In One Year or Less	$33,543	$34,934	5.07%
After One Year Through Five Years	801	886	7.19%
After Five Years Through Ten Years	-	-	-
	------	------
	$34,344	$35,820
	=====	=====

COLLATERALIZED MORTGAGE OBLIGATIONS

Currently, the Company’s investment in Collateralized Mortgage Obligations (CMOs) is limited to first-tranche Real Estate Mortgage Investment Conduits (REMICs). A REMIC is a pass through investment created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities. The mulitiple classes within a REMIC are known as "tranches." The tranches are paid principal and/or interest based on the payment schedule outlined in the prospectus.

The Company’s investment in REMICs is limited to those issued by FNMA, FHLMC and "AAA" rated non-governmental issuers. These are defined to be within the 20% risk-weighted category for thrift institutions. The contractual maturity of a REMIC is defined by the latest maturity date of the underlying group of mortgage loans. In terms of actual cash flow, the term or duration of the REMIC’s purchased by the Company varies from 2 to 4 years. The cash flow of these investments facilitates the operating needs of the Company.

The following table sets forth the composition of the Company’s portfolio of Collateralized Mortgage Obligations indicated (in thousands):

COLLATERALIZED MORTGAGE OBLIGATIONS

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$1,283	$-	$9	$1,274
FHLMC	13,702	153	65	13,790
Other	35,810	1,213	-	37,023
	-------	-------	-------	-------
	$50,795	$1,366	$74	$52,087
	=====	=====	===	=====
December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$5,766	$-	$187	$5,579
FHLMC	14,254	196	309	14,141
Other	33,562	583	120	34,025
	-------	-------	-------	-------
	$53,582	$779	$616	$53,745
	=====	=====	====	=====

Sources of Funds

General. Deposits have always been the primary source of the Company’s funds for lending and other investment purposes. The supply of retail deposits has decreased due to more investors putting their money in the markets. As a result, the Company has turned towards wholesale sources such as the FHLB which allows member institutions such as the Company to borrow money at discounted costs.

Deposits. The Company’s deposits are attracted principally from within its market area. Many depositors are also mortgage loan customers. The Company offers passbook savings, demand deposit accounts, now accounts and certificates of deposit. Terms for certificates of deposit vary from 6 months to 5 years while rates tend to increase with term.

The following table shows the distribution of, and certain other information relating to the Company’s deposits. Deposit account balances at December 31, 2001, 2000, and 1999 are summarized as follows (in thousands):

	Years Ending December 31,
	2001		2000		1999
		Wtd.		Wtd.		Wtd.
		Avg.		Avg.		Avg.
	Balance	Rate	Balance	Rate	Balance	Rate
	----------	----------	----------	----------	----------	----------
Demand Deposit
Accounts	$7,910	1.94%	$3,185	4.64%	$44	N/A
Regular Savings
Accounts	20,042	2.75%	17,431	3.00%	20,170	3.00%
Certificates of
Deposit	43,217	4.34%	38,263	5.85%	39,002	5.00%
	--------		--------		--------
	$71,169		$58,879		$59,216
	=====		=====		=====

The following table sets forth the deposit cash flow of the Company during the periods indicated (in thousands):

	Year Ended December 31,
	2001	2000	1999
	------	------	------
Increase (decrease) before
Interest Credited	$10,019	$(2,396)	$(3,830)
Interest Credited	2,271	2,059	1,941
	------	------	------
Net increase (decrease) in deposits	$12,290	$(337)	$(1,889)

The Company attempts to price its deposit accounts to remain generally competitive with other financial institutions in its market area, while maintaining its traditional margins. Traditionally the Company has relied on its passbook savings accounts as a core deposit base. During 2001, the Company was able to establish a portfolio of demand deposit accounts of approximately $8 million. This was in line with the Company's goals in diversify and expanding the products and services offered to its customers. The Company does not pay "jumbo" rates for deposits $100,000 and over.

The principal methods used by the Company to attract deposits include its emphasis on personal service, competitive interest rates and convenient office locations. The Company does not advertise for deposits outside of its primary market area. At December 31, 2001, the Company had no deposits that were obtained through deposit brokers.

The following table presents the amount of certificates of deposit at December 31, 2001 which mature during the periods indicated (dollars in thousands).

	Amount	Percent
	-------	-------
Certificate Accounts Maturing:
Under 12 months	$32,485	75.17%
12 months to 24 months	8,049	18.62%
24 months to 36 months	2,180	5.04%
36 months to 48 months	496	1.15%
48 months to 60 months	7.02%
	------	-----
Total Certificates	$43,217	100.00%
	=====	======

The following table sets forth the maturities of the Company’s deposits of $100,000 or more at December 31, 2001 by time remaining to maturity (in thousands).

Maturing in 3 months or less	$4,315
Maturing in 3 to 6 months	1,257
Maturing in 6 months to 1 year	1,238
Maturing in 1 to 2 years	1,114
Maturing in more than 2 years	209
------
Total Deposits $100,000 and over	$8,133
=====

Borrowings. During 2001 the Company obtained advances from the FHLB, as part of a leveraged investment program. The Company borrows the funds which are subsequently reinvested in mortgage-backed securities, collateralized mortgage obligations and other investments which earn interest at a rate greater than the rate charged on the advances. The advances consist of fully amortizing and balloon advances which mature between January, 2001 and June, 2008. A summary of the advances by maturity and interest rate are detailed as follows (in thousands):

		Weighted
Maturing in the Year		Average
Ending December 31,	Amount	Rate
-------------------	----------	----------
2002	$17,241	5.67%
2003	23,098	5.51%
2004	6,225	5.57%
2005	10,205	5.97%
2006	5,462	5.55%
Thereafter	17,034	5.63%
	---------
	$79,265

The maximum amount of advances outstanding at any month-end during 2001 was $102.1 million. The average balance outstanding during 2001 was $86.8 million.

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

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	$ 12.22
2000	679,600	$ 12.64
2001	305,684	$ 15.09
	------------	--------
Total	1,775,338	$ 14.18

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

Employees

The Association had 36 full-time employees at December 31, 2001. None of these employees are represented by a collective bargaining agreement. Guaranty Savings & Homestead Association believes that it enjoys excellent relations with its personnel.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 25% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001 Guaranty Savings was in compliance with the above restrictions.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain tangible capital (1.5%), core capital (3.0%), and risk based capital (8.0%). Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December 31, 2001 the Association had no goodwill or other intangible assets which are deducted in computing its tangible capital.

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

At December 31, 2001, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 14.40%, 14.40% and 28.71% respectively.

Liquidity Requirements. During 2001, the OTS adopted a final rule removing formal regulation requiring savings institutions to maintain an average daily balance of liquid assets equal to four percent of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less commonly referred to as its liquidity base. The Association does maintain sufficient liquidity to ensure its safe and sound operation. This includes being able to meet its daily financial obligations including but not limited to loan disbursements, savings withdrawals, payment of cash dividends and operating expenses of the Association. The cash position of the Association is managed through monitoring and maintaining certain levels of cash on hand, overnight Federal Funds Sold and other short-term liquid assets.

Capital Distributions. Under OTS regulations, savings associations that would be well capitalized following a capital distribution are not subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceeding two years. However, because the Association is a subsidiary of a savings and loan holding company, the Association is required to give the OTS at least 30 days notice prior to any capital distribution to the Company.

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

Qualified Thrift Lender Test. The Qualified Thrift Lender (QTL) Test measures the Association’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments ("QTI’s")are residential housing related assets. The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in "QTI’s" to qualify for tax treatment as a building and loan association. At December 31, 2001, 99.99% of the Association’s assets were invested in QTI’s which was in excess of the percentage required to qualify the Association under the QTL test.

Federal Home Loan Bank System. Guaranty Savings and Homestead Association is a member of the FHLB of Dallas. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of FHLB agency issued obligations. As a member, the Association is required to maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Dallas, whichever is greater. At December 31, 2001, Guaranty Savings and Homestead Association had $5.3 million in FHLB stock, which was in compliance with this requirement.

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

Bad Debt Reserves. A small financial institution (one with an adjusted basis of assets of less than $500 million), such as the Association, is required to determine additions to its bad debt reserves under the experience method. Under the experience method, the deductible annual addition to the institution’s bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of loans outstanding at the close of the same six years, or (b) the lower of (i) the balance of the reserve account at the close of the Association’s "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

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

At December 31, 2001, the federal income tax reserves of the Association included $3.8 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. NOLs arising in tax years ending in 2001 and 2002 may be carried back five years. At December 31, 2001, the Association had no NOL carry-forwards for federal income tax purposes.

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

Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association. The Company’s federal income tax returns for the tax years ended December 31, 1998 forward are open under the statute of limitations and are subject to review by the IRS.

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

Item 2. PROPERTIES

The following table sets forth certain information relating to the Company’s offices at December 31, 2001. All properties are owned by the Company except for the Ponchatoula loan production office. All amounts are in thousands.

	Net
	Book	Total
Location	Value	Deposits
----------	------	-------
3798 Veterans Blvd., Metairie	$1,771	$59,062
1700 Veterans Blvd., Metairie *	532	-
2111 N. Causeway Blvd., Mandeville	307	3,211
3915 Canal St., New Orleans	238	8,896
1515 Hwy. 51 N., Ponchatoula, LA. **	-	-
	-----	------
	$2,848	$71,169
	=====	=====

* This location currently offers loan production only. Full service branch operations will begin some time in 2002.

** Loan production office only. Leased premises.

Item 3. LEGAL PROCEEDINGS

The Company and the Association are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the quarter ending December 31, 2001.

Part II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required herein, to the extent applicable, is incorporated by reference from page 1 of the Registrant’s 2001 Annual Report to Stockholders ("Annual Report").

Item 6. SELECTED FINANCIAL DATA

The information required herein is incorporated by reference from pages 2 to 3 of the Registrant’s Annual Report.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required herein is incorporated by reference from pages 3 to 12 of the Registrant’s Annual Report.

Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The information required herein is incorporated by reference from pages 13 to 17 of the Registrant’s Annual Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference from pages 18 to 53 of the Registrant’s Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from pages 2-5 of the Registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from pages 8-12 of the Registrant’s Proxy Statement.

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
(1)	The following financial statements are incorporated by
Reference from Item 8 hereof (see Exhibit 13):
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the Fiscal Periods
Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Shareholders’ Equity for
the Fiscal Periods Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Fiscal Periods
Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
(2)	All schedules for which provision is made in the applicable
Accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3)	The following exhibits are filed as part of this form 10-K, and this
List includes the Exhibit Index.

Exhibit Index

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust
.	Agreement for Employees and Non-Employee Directors
10.3*	Employment Agreement among GS Financial Corp. Guaranty Savings and
Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*	Employment Agreement among GS Financial Corp. Guaranty Savings and
Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0	2001 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant - Reference is made to
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

GS FINANCIAL CORP.

March 28, 2002	By:	/s/ Donald C. Scott ------------------- Donald C. Scott Chairman of the Board, President And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date Signed
/s/ Donald C. Scott ------------------- Donald C. Scott	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 28, 2002
/s/ Bruce A. Scott ------------------- Bruce A. Scott	Executive Vice President and Director	March 28, 2002
/s/ Glenn R. Bartels ------------------- Glenn R. Bartels	Controller (principal financial and accounting officer)	March 28, 2002
/s/ J. Scott Key ------------------- J. Scott Key	Director	March 28, 2002
/s/ M.D. Paine, Jr. ------------------- M.D. Paine, Jr.	Director	March 28, 2002
/s/ Bradford A. Glazer ------------------- Bradford A. Glazer	Director	March 28, 2002
/s/ Stephen L. Cory ------------------- Stephen L. Cory	Director	March 28, 2002
/s/ Albert J. Zahn, Jr. ------------------- Albert J. Zahn, Jr.	Director	March 28, 2002
/s/ Kenneth B. Caldcleugh ------------------- Kenneth B. Caldcleugh	Director	March 28, 2002

Exhibit 13

ANNUAL REPORT TO SHAREHOLDERS

February 1, 2002

TO OUR STOCKHOLDERS

It was a year to remember! The tragedy of September 11 riveted the world with devastating scenes witnessed on television. The repercussions exacerbated the already slowing economy. The shocking disbelief and incomprehension that we could be violated by such a savage act of terrorism was numbing as the video and commentary flowed from the New York area. Other events were as surprising: interest rates at levels not seen since the early 1960's; a tax cut; a budget surplus that may return to a deficit. We saw the coming together of our nation in an unprecedented exhibition of patriotism and charity.

We have all reexamined our priorities of faith, family and friends. What the long term consequences will be legislatively and commercially will be an evolving tapestry woven by a new awareness.

Your company, established with the stock offering in 1997, is still evolving with continued awareness, in our quest for a more efficient and profitable savings and loan. Our basics have not changed from our founding over 60 years ago; our vision of increasing opportunities and our attainment of ever higher goals for success remain a focus of our future.

With the decision to become a stock owned company in 1997, I expressed to family, friends and investors that five years would be required to transform an 84 million dollar mutual savings and loan into an entity that deserved investor confidence. We have attained a level of earnings based on solid assets, and an offering of consumer products that illustrates we are a viable competitor for our community's needs. We have nurtured an atmosphere of congenial customer service that is a breath of fresh air in a time when customer service is being sacrificed, and have done so profitably.

We pledge to you, our shareholders, that the successes experienced over the last five years will not be squandered. We will continue to strive for the vision instilled in us by our predecessors and founders. We will lead by example, and succeed in our endeavors to build a bettor mortgage, a better deposit account, and a better future for your company.

Sincerely,

/s/ Donald C. Scott
-------------------
Donald C. Scott
President and Chairman of the Board

The Company

GS Financial Corp. (the "Company") is a thrift holding company which was organized and incorporated under the laws of the State of Louisiana on December 24, 1996. The Company’s primary business is conducted through its wholly owned subsidiary, Guaranty Savings & Homestead Association, at its five locations in the metropolitan New Orleans area.

Market Information

GS Financial Corp.’s common stock trades on The NASDAQ Stock Market under the symbol GSLA. The Company’s stock traded in the range shown below. At December 31, 2001, the closing price was $14.94 per share and there were approximately 800 shareholders of record.

2001

QUARTER ENDING	HIGH	LOW	Cash Dividend
------------------	------	------	-------
March 31, 2001	15.000	14.563	$.09
June 30, 2001	15.500	14.600	$.09
September 30, 2001	15.500	15.000	$.09
December 31, 2001	15.500	14.190	$.09

2000

QUARTER ENDING	HIGH	LOW	Cash Dividend
------------------	------	------	-------
March 31, 2000	12.250	10.063	$.09
June 30, 2000	12.875	11.000	$.09
September 30, 2000	13.250	12.125	$.09
December 31, 2000	14.938	12.875	$.09

Notice of Annual Meeting

The Annual Meeting of Shareholders of GS Financial Corp. will be held at the offices of Guaranty Savings & Homestead Association, 3798 Veterans Blvd., Metairie, Louisiana on Tuesday, April 23, 2002 at 10:00 a.m. CST.

Shareholder Services

Shareholders desiring to change the name, address or ownership of stock, to report lost certificates, or to consolidate accounts should contact our transfer agent:

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

1-800-368-5948

Investor Relations

Shareholders and others seeking financial information or copies of the Company’s publicly available financial information should contact:

Amy Mashburn, Compliance Officer or, Glenn R. Bartels, Controller

GS Financial Corp.

3798 Veterans Blvd.

Metairie, LA 70002

(504) 457-6220

SELECTED CONSOLIDATED FINANCIAL DATA

December 1997 - 2001

The following selected consolidated financial and other data of the Company does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed financial information, including the Consolidated Financial Statements of the Company and Notes thereto, contained elsewhere herein.

(Dollars in Thousands)	At December 31,
	2001	2000	1999	1998	1997
Selected Financial Condition:
Total Assets	188,494	153,500	157,982	157,534	131,396
Cash and Cash Equivalents	8,638	3,403	2,504	1,810	2,612
Loans Receivable, Net	81,611	74,480	70,066	63,895	53,588
Investment Securities	35,820	11,000	10,483	20,877	27,974
Mortgage-Backed Securities	885	4,115	16,275	23,209	42,721
Collateralized Mortgage Obligations	52,087	53,745	52,080	41,726	-
Deposit Accounts	71,169	58,879	59,216	61,105	56,822
Borrowings	79,265	54,191	53,988	45,381	16,157
Equity	35,408	37,795	43,548	48,509	56,047

Selected Operating Data:
Interest Income	13,100	11,262	10,658	9,585	8,347
Interest Expense	7,825	5,875	5,221	4,087	3,014
Net Interest Income	5,275	5,387	5,437	5,498	5,333
Provision for Loan Losses	25	7	6	53	28
Net Interest Income After Provision
for Loan Losses	5,250	5,380	5,431	5,445	5,305
for Loan Losses
Non-Interest Income	634	(135)	(5)	233	73
Non-Interest Expense	(3,678)	(3,384)	(3,301)	(3,453)	(2,708)
Net Income Before Taxes
and Extraordinary Item	2,206	1,861	2125	2,225	2,670
Income Tax Expense	589	666	750	870	1,000
Extraordinary Item	-	-	-	-	-
Net Income	1,617	1,195	1,375	1,355	1,670
Net Income per share - Basic	$1.04	$0.60	$0.58	$0.49	$0.53
Net Income per share - Diluted	$1.04	$0.60	$0.58	$0.49	$0.53
Dividends declared per share	$0.36	$0.36	$0.34	$0.28	$0.14

SELECTED CONSOLIDATED FINANCIAL DATA (continued)

(Dollars in Thousands)	At December 31,
	2001	2000	1999	1998	1997
Other Data:
Profitability
Average Yield Interest-Earning Assets	7.12	7.42	7.09	7.16	7.21
Average Rate on Interest-Bearing Liabilities	5.22	5.24	4.85	4.76	4.60
Average Interest Rate Spread	1.90	2.18	2.24	2.40	2.61
Net Interest Margin	2.87	3.55	3.62	4.11	4.60
Interest-Earning Assets as a % of Interest-
Bearing Liabilities	122.80	135.40	139.62	156.04	176.66
Net Interest Income After Provision for Loan
Loss as a % of Non-Interest Expense	142.72	159.00	164.51	157.68	195.90
Non-Interest Expense as a % of
Average Assets	1.97	2.21	2.12	2.47	2.23
Return on Average Assets	0.86	0.78	0.88	0.97	1.38
Return on Average Equity	4.43	2.97	3.16	2.62	3.19

Capital Ratio's:
Average Equity as a % of Total Assets	19.49	26.18	27.92	37.03	40.76
Tangible Capital Ratio (Association alone)	14.40	16.22	17.68	27.62	32.61
Core Capital Ratio (Association alone)	14.40	16.22	17.68	27.62	32.61
Risk-Based Capital Ratio (Association alone)	28.71	39.54	49.15	72.60	79.41

Asset Quality Ratios:
Non Performing Loans as a % of Total Loans	0.30	0.58	0.14	0.42	0.31
Non Performing Assets as a % of Total Assets	0.13	0.28	0.06	0.17	0.13
Allowance for Loan Losses as a % of Total
Loans Receivable	0.53	0.56	0.60	0.72	0.77
Allowance for Loan Losses as a % of Non
Performing Loans	174.80	96.69	422.97	174.01	247.49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of GS Financial Corp. (the Company) and its subsidiary, Guaranty Savings and Homestead Association, for the years ended December 31, 1997 through 2001 is designed to assist readers in their understanding of the Company. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Annual Report includes certain "forward-looking statements" based on current management expectations. The Company’s actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from those management expectations. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

COMPARISON OF FINANCIAL CONDITION

ASSETS

General – The Company's balance sheet affected by the eleven rate cuts enacted by the Federal Reserve. Early in 2001, the Company grew its total assets through both retail and wholesale funding. Investments were made in both Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and collateralized mortgage obligations. Shortly thereafter, rapidly falling interest rates greatly accelerated prepayment speeds of many of the Company's loans and collateralzied mortgage obligations. This caused an influx of cash, which was mainly invested in short-term mutual funds. The falling interest rates helped the Company attract many new demand deposit accounts, which was one of the goals of 2001. The Company's other retail deposits, passbook savings and certificates of deposits, also grew in 2001. Total assets of the company increased $35 million or 23%, to $188.5 million at December 31, 2001, compared to $153.5 million at December 31, 2000. While prepayments of loans were high in 2001, the Company's investment in loans grew, largely in the area of non-residential mortgage loans. This was commensurate with the launching of the Company's commercial lending program, which originated approximately $7 million in commercial loans and mortgages during 2001.

Cash and Cash Equivalents – Cash and cash equivalents, consisting of interest and non-interest bearing deposits and Federal Funds Sold, increased $5.2 million, or 153%, from $3.4 million at December 31, 2000, to $8.6 million at December 31, 2001. Cash and cash equivalents are utilized in the daily operations of the Company. The Company maintains cash and cash equivalents sufficient to meet the daily operational needs of the Association including, but not limited to, operating expenses, loan funding, deposit withdrawals and investment purchases. The Company also maintains sufficient balances at the Federal Home Loan Bank (FHLB) Dallas to service its monthly obligations to that institution. Yields at the FLHB Dallas are comparable to the overnight rate of Federal Funds sold.

Loans Receivable, Net – Loans receivable, net, increased by $7.1 million, or 10%, from $74.5 million at December 31, 2000, to $81.6 million at December 31, 2001. The largest changes in the loan portfolio came in three areas. Mortgage loans on one-to-four single family dwellings decreased $1.3 million from $71.1 million at December 31, 2000, to $69.8 million at December 31, 2001. Mortgages on commercial real estate increased $2.4 million to $3.4 million at December 31, 2001. Other mortgage loans, made up primarily of loans on multi-family dwellings, increased $5.2 million to $6.7 million at December 31, 2001, compared to $1.5 million at December 31, 2000. During 2001, the Company originated 180 loans totaling $21.5 million. This represented the Company's highest annual loan origination volume ever. The new loan volume was offset by principal reductions, primarily payoff's rather than regular monthly payments, of $14.4 million.

Investment Securities – Investment securities consist of U.S. Treasury and Agency issued notes, three short-term mutual funds, FHLMC common and preferred stock and other equity investments. Investment securities increased $24.8 million, from $11.0 million at December 31, 2000, to $35.8 million at December 31, 2001. Early in 2001, the Company purchased $12.7 million of FHLMC preferred stock funded by advances from the FHLB Dallas. The FHLMC preferred stock purchased contains call options varying from three to seven years and coupons varying from 5% to 6%. Seventy percent of the dividends for the FHLMC preferred stock are tax free, boosting the effective yield of this investment. During 2001, because of its low dividend yield, the Company sold 10,000 shares of its FHLMC common stock at gain of $.6 million. The Company's short-term mutual funds are invested mostly in mortgage-based securities and money market type investments. These funds carry one-day availability and carry higher yields than overnight Federal Funds Sold or interest-bearing deposits in other financial institutions such as the Federal Home Loan Bank. Due to significant prepayments of the Company's portfolio of collateralized mortgage obligations, the investment in these mutual funds increased $13.9 million in 2001.

Mortgage-Backed Securities – Mortgage-backed securities decreased $3.2 million, or 78%, from $4.1 million at December 31, 2000, to $.9 million at December 31, 2001. In 2001 the Company sold $2.3 million in mortgage-backed securities to provide funds for other investments. At December 31, 2001 and 2000, all of the Company’s mortgage-backed securities were FHLMC, FNMA, or GNMA issued instruments. FHLMC and FNMA are enterprises sponsored by the Federal government while GNMA securities represent direct obligations of the Federal Government.

Collateralized Mortgage Obligations – The Company investment in Collateralized Mortgage Obligations (CMOs) is limited to first-tranche Real Estate Mortgage Investment Conduits (REMICs) which pay monthly. REMICs are multiple class mortgage-backed securities whereby an underlying pool of mortgages held by the issuer serves as collateral for the debt. The Company has REMICs issued by FNMA, FHLMC and "AAA" rated non-governmental agencies. The Company has found these instruments to be ideal for its wholesale growth strategy due to their regular repayment schedules and attractive yields. The expected life of these REMICs varies from two to fifteen years. Advances from the Federal Home Loan Bank funded most of the investment in CMOs. During 2001, the Company’s investment in CMOs decreased $1.6 million, or 3%, from $53.7 million at December 31, 2000, to $52.1 million at December 31, 2001. Purchases of CMOs during 2001 of $36.9 million were offset by payments of $37.6 million. Also in 2001, the Company sold $2.7 million of CMOs and realized a gain of $16,000.

LIABILITIES AND STOCKHOLDERS’ EQUITY

General – The Company’s deposits, borrowings and equity represent sources of funds for its various investments and operating needs.

Deposits – The Company’s deposits increased $12.3 million, or 21%, from $58.9 million at December 31, 2000, to $71.2 million at December 31, 2001. The increases came in demand deposits, passbook savings and certificates of deposit.

Passbook Savings - During 2001, passbook savings accounts increased $2.6 million from $17.4 million at December 31, 2000, to $20.0 million at December 31, 2001. This represents an increase of 12%. Most of the increase came late in the year, particularly after September 11, 2001. Falling rates for NOW accounts have also contributed to the increase in passbook savings.

NOW Accounts - NOW accounts increased from $3.2 million at December 31, 2000, to $7.9 million at December 31, 2001. This increase was part of a coordinated effort on the part of the company to establish a core base of demand deposit accounts. The Company started offering demand deposit accounts in 2000. Early in 2001, the Company was able to attract many new accounts by offering very favorable rates compared to other financial institutions in the local market.

Certificates of Deposit - Certificates of deposit increased from $38.3 million at December 31, 2000, to $43.2 million at December 31, 2001. This $4.9 million change represented a 13 % increase. Most of the growth in certificates of deposit came late in the year, with most growth coming in certificates with terms of one year or less.

Borrowings – The Company’s borrowings increased $25.1 million, from $54.2 million at December 31, 2000, to $79.3 million at December 31, 2001. The Company’s borrowings consist of fully amortizing, balloon and "bullet" (interest only until maturity) advances from the Federal Home Loan Bank of Dallas which mature between 2002 and 2008. These borrowings represent the continuation of the Company’s wholesale growth strategy of leveraged investing with most of the funds going to purchase CMOs or FHLMC preferred stock.

Stockholders’ Equity – Stockholders’ equity decreased $2.4 million, or 6%, from $37.8 million at December 31, 2000, to $35.4 million at December 31, 2001. The decrease was due to the net effects of the following events:

Purchase of Treasury Stock	$ (4.6 million)
2001 Net Income	1.6 million
Cash Dividends Paid	(.6 million)
Distribution of RRP Stock	.2 million
Distribution of ESOP Stock	.4 million
Increase in Other Comprehensive Income	.6 million
--------------
NET CHANGE	$ (2.4 million)
=========

Treasury Stock – During 2001, the Company repurchased 305,684 shares of its common stock for $4.6 million, or an average price of $15.09 per common share. Since the inception of its stock buyback program in 1998, the Company has repurchased 1,775,338 shares of its common stock at an average price of $14.18 per common share, or a total of $25.2 million, contributing to the enhancement of shareholder value. At December 31, 2001, the book value was $21.29 per common share. This compares to a book value of $19.20 per common share at December 31, 2000.

COMPARISON OF RESULTS OF OPERATIONS

General – The Company reported net income of $1.6 million, $1.2 million and $1.4 million for the years ended December 31, 2001, 2000, and 1999. The results for 2001 reflected increases in interest income and gains on sales of investment securities offset by increases in interest and overhead expenses. Falling interest rates during 2001 contributed to the decrease in net interest margin and net interest income. The results for 2000 reflected a net loss on the sale of securities. The earnings of the Company increased to $1.04 per common share in 2001 compared to $.60 per common share in 2000. The increase in earnings per share from 2000 to 2001 was due to reduced shares outstanding from 2000 to 2001, and by the gains realized on the sale of securities in 2001 compared to a loss on the sale of securities in 2000.

Interest Income – Interest income increased $1.8 million, or 16%, from $11.3 million in 2000 to $13.1 million in 2001. Overall results for 2001 reflected a yield of 7.12% on average earning assets of $184.0 million compared to average earning assets of $151.7 million in 2000 yielding 7.42%. Changes in interest income were made up of increases in interest income from loans, investment securities, CMOs and other interest-earning assets, offset by a decrease in interest income from mortgage-backed securities.

The yield on loans receivable decreased from 7.96% in 2000 to 7.85% in 2001. The decrease in yield was offset by an increase in the average balance of net loans receivable of $3.6 million from 2000 to 2001. With mortgage rates hitting their lowest points in over 20 years, the focus of the Company's efforts was the origination of approximately $7 million in commercial loans and mortgages, particularly in the last quarter of 2001. In general, commercial loans and mortgages carry higher rates than loans on single one to four family dwellings. A full year's impact of the commercial loans on the overall portfolio will help increase yields in 2002. During 2001, many of the Company's loans on single one to four family dwellings received temporary rate reductions rather than have the loans refinance elsewhere and payoff. The reversal of these reductions can only be determined by market interest rates.

Interest income on investment securities increased $1.0 million from $.4 million in 2000 to $1.4 million in 2001. The yield on investment securities went down from 5.71% in 2000 to 5.40% in 2001. The reduction was due to the falling yields of the Company’s investment in mortgage-based mutual funds, which carried significantly higher balances in 2001 due to the reinvestment of cash flows from rapidly repaying CMOs. The average balance of the funds was $7.8 million in 2001, compared to $1.6 million in 2000. These funds are predominantly secured by adjustable-rate, mortgage based assets. Currently, the Company’s mortgage-based mutual funds typically yield between 3.0% and 4.0% and act as a short-term investment. The average balance of investments increased $17.6 million, from 2000 to 2001. The increase in balance was due to the expansion of the Company's leveraged investing program and related purchase of FHLMC preferred stock, and to the re-investment of cash from CMO repayments in the Company's short-term mutual funds.

	For the Years Ended December 31,
	2001			2000			1999
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets
Loans Receivable	76,300	5,989	7.85%	72,744	5,788	7.96%	66,773	5,334	7.99%
Mortgage Backed Securities	1,376	90	6.54%	11,985	800	6.68%	19,174	1,253	6.53%
Investment Securities	24,988	1,350	5.40%	7,432	424	5.71%	15,427	972	6.30%
Collateralized Mortgage	68,903	5,142	7.46%	53,136	3,799	7.15%	44,480	2,863	6.44%
Obligations
Other Interest Earning Assets	12,411	529	4.26%	6,421	451	7.02%	4,495	236	5.25%
Total Interest Earning Assets	183,978	13,100	7.12%	151,718	11,262	7.42%	150,349	10,658	7.09%
Non Interest Earning Assets	3,225			1,752			5,277
TOTAL ASSETS	187,203			153,470			155,626

Interest Bearing Liabilities
Passbooks Deposits	17,247	514	2.98%	17,964	523	2.91%	20,633	621	3.01%
Interest Bearing Checking	5,797	207	3.57%	993	49	4.93%	n/a	n/a	N/a
Certificates of Deposits	39,930	2,122	5.31%	39,151	2,094	5.35%	39,456	1,926	4.88%
Borrowings	86,840	4,982	5.74%	53,944	3,209	5.95%	47,592	2,674	5.62%
Total Interest Bearing Liabilities	149,814	7,825	5.22%	112,052	5,875	5.24%	107,681	5,221	4.85%
Non Interest Bearing Liabilities	906			1,238			4,499
TOTAL LIABILITIES	150,720			113,290			112,180
Retained Earnings	36,483			40,180			43,446
TOTAL LIABILITIES AND
RETAINED EARNINGS	187,203			153,470			155,626

Net Interest Earning Assets	34,164			39,666			42,668
Net Interest Income		5,275			5,387			5,437
Net Interest Spread			1.90%			2.18%			2.24%
Net Interest Margin			2.87%			3.55%			3.62%

Interest on mortgage-backed securities decreased $.7 million from $.8 million in

2000 to $.1 million in 2001. The yield of the Company's mortgage-backed securities decreased in 2001 to 6.54%, compared to 6.68% in 2000. The average balance decreased from $12.0 million in 2000 to $1.4 million in 2001. The Company sold $2.3 million in mortgage-backed securities during 2001.

Interest income from CMOs increased $1.3 million from $3.8 million in 2000 to $5.1 million in 2001, representing an increase of 34%. During 2001 the average balance of CMOs was $68.9 million which yielded 7.46%. In 2000, CMOs carried an average balance of $53.1 million, which yielded 7.15%. The increased yield of 2001 versus 2000 was the result of rapid repayments of the underlying principal causing discounts to be earned much sooner than expected in larger lump sums. Discount accretion increases coupon yields, and currently, the majority of the CMO portfolio is made up of bonds purchased at discount.

Interest income from other interest earning assets increased from $.45 million in 2000 to $.53 million in 2001. This increase was the result of the Company maintaining higher average balances in Federal Funds Sold and other interest bearing deposits in other financial institutions. The yield on other interest earning assets was 4.26% on an average balance of $12.4 million in 2001, compared to 7.02% on an average balance of $6.4 million in 2000. The yield in 2000 included a special one-time dividend paid on the Federal Home Loan Bank stock. The Company currently has $5.3 million in Federal Home Loan Bank stock.

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

INTEREST RATE/VOLUME ANALYSIS

For December 31, 1999 - 2001

	12/31/00 to 12/31/01			12/31/99 to 12/31/00
	Rate	Volume	Total	Rate	Volume	Total
Interest Income
Loans	(80)	281	201	(20)	474	454
MBS	(17)	(693)	(710)	31	(484)	(453)
Invest	(23)	949	926	(91)	(457)	(548)
CMO's	165	1,178	1,343	319	617	936
Other	(192)	270	78	76	139	215

Total	(147)	1,985	1,838	315	289	604

Interest Expense
Savings/NOW's	13	(22)	(9)	2	(51)	(49)
Int Bearing Checking	(14)	172	158	n/a	n/a	n/a
Certificates	(16)	44	28	186	(18)	168
Borrowings	(112)	1,885	1,773	154	381	535

Total	(129)	2,079	1,950	342	312	654

Decrease in
Net Interest Income	(18)	(94)	(112)	(27)	(23)	(50)

Interest Expense – Interest expense increased $1.9 million, or 32%, from $5.9 million in 2000, to $7.8 million in 2001. Although the Company's overall cost of funds decreased from 2000 to 2001, the increase in interest expense was a result of a significant increase in interest-bearing deposits and FHLB advances. Total average interest-bearing liabilities in 2001 were $149.8 million compared to $112.1 in 2000. The Company's overall cost of funds was 5.22% in 2001 compared to 5.24% in 2000.

Interest Expense on Deposits - Expense on interest-bearing deposits increased $.1 million in 2001 to $2.8 million, compared to $2.7 million in 2000. The average cost of interest-bearing deposits in 2001 was 4.51% on an average balance of $63.0 million, compared to 2000 where an average balance of interest-bearing deposits of $58.1 million cost the Company 4.59.

Interest Expense on NOW Accounts - Expense on NOW accounts increased $.15 million in 2001 to $.2 million, compared to $.05 million in 2000. The average cost of NOW accounts was 3.57% on an average balance of $5.8 million in 2001. During 2000, NOW accounts averaged $1.0 million and cost 4.93%.

Interest Expense on Certificates of Deposit - Expense on certificates of deposit was relatively unchanged from 2000 to 2001. The cost in 2000 of 5.35% decreased slightly to 5.31% in 2001. The average balance of certificates of deposit increased slightly to $39.9 million in 2001 compared to $39.2 million in 2000. Most of the Company’s increase in certificates of deposit came late in 2001.

Interest Expense on Passbook Savings – The cost and average balance of passbook savings accounts was approximately the same in 2001 and 2000. The approximate cost for both years was 2.95% while the average balance for both years was $17.5 million. It should be noted that late in 2001 and early into 2002, the balance of the Company passbook savings accounts has increased approximately 20%.

Interest Expense on FHLB Advances – During 2001, interest expense on advances from the FHLB increased to $5.0 million compared to $3.2 million in 2000. The increase in cost was due to the increase in the average balance of FHLB advances from $53.9 million in 2000, to $86.8 million in 2001. This was due to the Company’s expansion of its leveraged investing program. The cost of FHLB advances in 2001 was 5.74%, compared to 5.95% in 2000.

Provision for Loan Losses -The Allowance for Loan Loss (ALL) is evaluated on a quarterly basis and provisions to increase or reductions to the ALL to a level deemed appropriate by management are made accordingly. Additional provisions are necessary when either growth of the entire loan portfolio, changes in the loan mix, or charge-offs drop the ALL below that level deemed appropriate by management. Reductions occur due to a decline in the size of the loan portfolio or when previously reserved-for loans are paid down or collected in full.

The Company had provision for loan losses of $25,000 in 2001 compared to $7,000 in 2000. These limited provisions to the ALL have been due to the low level of delinquent and substandard loans and the infrequent number of foreclosures over the past ten years. Charge-offs were also low with $10,000 charged off in 2001 compared to $11,000 in 2000. The provision for loan losses reflects management’s evaluation of the underlying credit risk of the Company’s loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. As of December 31, 2001, the ALL as a percent of the entire loan portfolio was .53 % while the same number in 2000 was .56.%. The ALL as a percentage of non-performing loans was 175% at December 31, 2001, compared to 97% at December 31, 2000. Future additions to the ALL will be dependent on a number of factors including the performance of the Company’s loan portfolio, specifically in terms of delinquencies, foreclosures and charge-offs. Other factors include the local economy, inflation, and changes in interest rates and the effect of such changes on real estate values. Management believes that the ALL is adequate at December 31, 2001.

Non-Interest Income – Non-interest income increased $.7 million in 2001 to $.6 million for the current year compared to ($.1 million) for the twelve months ended December 31, 2000. During 2001, the Company had net gains on the sale of investments of $.6 million, compared to net losses during 2000 of ($.1 million). Also during 2001, other fee income increased to $27,000, compared to $11,000 during 2000.

Other Expenses - Other expenses increased $.3 million from $3.4 million for the twelve months ended December 31, 2000, compared to $3.7 million for the twelve months ended December 31, 2001. The increase was attributable in part to an increase in compensation expense of $.3 million. The expense associated with the ESOP increased due to an increase in the average price of the Company’s stock during 2001 compared to 2000. There were also additional employee salaries associated with five new employees hired during 2001. The new staff was hired in conjunction with the May, 2001 opening of the Company's loan production office in Ponchatoula, Louisiana, and with the opening of a second location in Metairie, Louisiana, which opened in February, 2002. There were minor increases or decreases in all other expenses.

Income Tax Expense – Income tax expense decreased from $.7 million in 2000, to $.6 million in 2001. The decrease was primarily due to the effects of the 70% dividend exclusion on dividends received from the Company’s investment in FHLMC common and preferred stock.

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

The Company’s primary sources of funds are interest and non-interest bearing customer deposits, advances from the Federal Home Loan Bank and maturities of its existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company offers competitive interest rates to maintain its core deposit base consisting of passbook savings, checking accounts and certificates of deposit. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more. The actions of the Federal Reserve and subsequent fall of interest rates during 2001, greatly accelerated prepayments of the Company’s assets, specifically its loans and CMOs.

Guaranty Savings & Homestead Association, the Company’s wholly-owned subsidiary, is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of December 31, 2001, the Association’s tangible and core capital amounted to $26.4 million, or 14.4% of adjusted total assets, while the Association’s risk-based capital was $26.8 million, or 28.7% of total adjusted risk-weighted assets. The Company remains "well capitalized" under OTS standards. Since the initial public offering in 1997, the Company has endeavored to reduce its capital level through stock buybacks, retail or wholesale asset growth and other means.

MARKET RISK ANALYSIS – ASSET LIABILITY MANAGEMENT

Qualitative Risk Analysis. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that could be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either re-price or mature within a given period of time. The difference or the interest rate re-pricing "gap" provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 2001, the ratio of the Association’s cumulative one-year gap to total assets was 27.8% and its ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year was 154.4%.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Association’s results of operations, the Association has adopted asset and liability management policies including an interest rate risk policy to better enable management to match the re-pricing and maturities of its interest-earning assets and interest-bearing liabilities. President Scott and Controller Bartels review monthly the re-pricing gap on an internal model specifically designed for the assets and liabilities currently being held by the Association. An interest rate risk report which analyzes changes to the net portfolio value (NPV) and net interest income is presented to the Board of Directors on a quarterly basis. The NPV is the difference between the market value of the Association’s assets and the market value of the Association’s liabilities and off balance sheet commitments. The Board reviews the internal model and a standard thrift industry model prepared by the OTS from the Association’s quarterly Consolidated Maturity and Rate Report.

The nature of thrifts such as Guaranty Savings & Homestead Association lends itself to the creation of negative gaps over the short term since the Association is invested primarily in home mortgage loans varying in length usually from 15 to 25 years while its longest term interest-bearing liabilities are five-year certificates of deposit and two seven year balloon FHLB advances. Therefore it is vital that the Association utilize its other investments to offset in the short-term (12-month) horizon the substantial negative re-pricing gap which arises from one to five years while at the same time maximizing net interest income. This is why the Association places much of its ready cash in short-term investments such as mortgage-based mutual funds through its primary broker, Shay Financial. These types of investments provide the benefit of overnight availability while producing yields approximately 150 basis points higher than overnight Federal Funds sold. The Association also places a high emphasis on cash flows in its portfolio of CMO REMIC’s. The duration of the Association’s CMO REMIC’s varies from two to fifteen years. At present, due to the large influx of cash and subsequent reinvestment in short-term mutual funds during 2001, the Association finds itself in a very positively gapped position over the twelve-month horizon.

Quantitative Risk Analysis Presented below, as of December 31, 2001 is an analysis of Guaranty Savings & Homestead Association’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to and may be more negatively impacted by rising rates than declining rates. This occurs principally because as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Association does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of the Association’s deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.

Change (in Basis Points)	Net Portfolio Value ------------------------
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+300	19,589	-10,889	-36%
+200	23,459	-7,019	-23%
+100	27,032	-3,446	-11%
0	30,478
-100	34,175	3,697	+12%
-200	37,682	7,204	+24%
-300	41,090	10,612	+35%

The assumptions used by management to evaluate the vulnerability of the Association’s operations to changes in interest rates in the table above are based on assumptions utilized in the gap table below. Although management finds these assumptions reasonable, the interest rate sensitivity of the Association’s assets and liabilities and the estimated effects of changes in interest rates on the Association’s net interest income and NPV indicated in the above table could vary substantially if different assumptions were used or actual experience differs from such assumptions.

SENSITIVITY ANALYSIS

The following table summarizes the anticipated maturities or re-pricing of the Association’s interest-earning assets and interest-bearing liabilities as of December 31, 2001, based on the information and assumptions set forth in the notes below.

(Dollars in Thousands)	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-Earning assets:
Cash and interest-earning deposits	$8,141	$-	$-	$-	$-	$8,141
U.S. Government and Agency Securities (1)	-	-	-	800	-	800
FHLMC & FHLB Stock	22,901	-	-	-	-	22,901
Mortgage-based Mutual Funds	16,466	-	-	-	-	16,466
Mortgage Loans (1)	4,844	14,532	38,754	23,653	-	81,783
Commercial Loans (2)	55	231	-	-	397	683
Collateralized Mortgage Obligations (1)	17,788	34,318	-	-	-	52,106
Consumer Loans	254	-	-	-	-	254
TOTAL INTEREST-EARNING ASSETS	70,449	49,081	38,754	24,453	397	183,134
	=====	=====	=====	=====	=====	======

Interest Bearing Liabilities
NOW Accounts	7,666	-	-	-	-	7,666
Passbook Savings	20,042	-	-	-	-	20,042
Certificates of Deposits (2)	8,621	23,864	10,229	503	-	43,217
FHLB Advances (2)	3,405	13,836	29,323	15,667	17,034	79,265
TOTAL INTEREST-EARNING LIABILITIES	39,734	37,700	39,552	16,170	17,034	150,190
	=====	=====	=====	=====	=====	======

Excess/(deficiency) of interest-earning
assets over interest-bearing liabilities	$30,715	$11,381	($798)	$8,283	($16,637)	32,944

Cumulative excess/(deficiency) of interest-
earning assets over interest bearing liabilities	$30,715	$42,097	$41,298	$49,581	$32,944

Cumulative excess/(deficiency) of interest-
earning assets over interest bearing liabilities
as a percent of total assets	20.32%	27.85%	27.32%	32.80%	21.79%

Ratio of interest-earning assets to interest-
bearing liabilities	177.30%	130.19%	97.98%	151.22%	2.33%

Ratio of cumulative interest-earning assets
to interest-bearing liabilities	177.30%	154.36%	135.30%	137.24%	121.93%

(1) Based on average monthly payments for the
three months ended December 31, 2001
(2) Based on contractual maturities

IMPACT OF INFLATION

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

To The Board of Directors

GS Financial Corp. and Subsidiaries

Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

January 14, 2002

Metairie, Louisiana

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2001	2000

CASH AND CASH EQUIVALENTS
Cash and Amounts Due from Depository Institutions	$376	$531
Interest-Bearing Deposits in Other Banks	8,132	1,417
Federal Funds Sold	130	1,455

Total Cash and Cash Equivalents	8,638	3,403

Securities Available-for-Sale, at Fair Value	35,820	11,000
Mortgage-Backed Securities Available-for-Sale,
at Fair Value	885	4,115
Collateralized Mortgage Obligations Available-for-Sale,
at Fair Value	52,087	53,745
Loans, Net	81,611	74,480
Accrued Interest Receivable	883	682
Premises and Equipment, Net	2,546	2,527
Real Estate Held-for-Investment	532	211
Stock in Federal Home Loan Bank, at Cost	5,304	3,115
Foreclosed Real Estate	-	117
Deferred Charges	86	61
Other Assets	102	44

Total Assets	$188,494	$153,500

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2001	2000

LIABILITIES
Deposits	$71,169	$58,879
Advance Payments by Borrowers for Taxes and Insurance	738	931
FHLB Advances	79,265	54,191
Accrued Interest - FHLB Advances	372	279
Deferred Income Tax	1,390	1,044
Other Liabilities	152	381

Total Liabilities	153,086	115,705

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized
- 0 - Shares Issued and Outstanding	-	-
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized
3,438,500 Shares Issued and Outstanding	34	34
Additional Paid-in Capital	33,911	33,854
Unearned ESOP Stock	(1,365)	(1,646)
Unearned RRP Trust Stock	(1,477)	(1,754)
Treasury Stock (1,775,338 Shares in 2001 and
1,469,654 Shares in 2000) at Cost	(25,179)	(20,568)
Retained Earnings	27,639	26,583
Accumulated Other Comprehensive Income	1,845	1,292

Total Stockholders' Equity	35,408	37,795

Total Liabilities and Stockholders' Equity	$188,494	$153,500

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	For The Years Ended
	December 31,
	2001	2000	1999

INTEREST INCOME
Loans Receivable	$5,989	$5,788	$5,334
Investment Securities	1,350	424	972
Mortgage-Backed Securities	90	800	1,253
Collateralized Mortgage Obligations	5,142	3,799	2,863
Dividends on Federal Home Loan Bank Stock	199	237	139
Other Interest Income	330	214	97

Total Interest Income	13,100	11,262	10,658

INTEREST EXPENSE
Deposits	2,843	2,666	2,547
Advances from Federal Home Loan Bank	4,982	3,209	2,674

Total Interest Expense	7,825	5,875	5,221

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	5,275	5,387	5,437

PROVISION FOR LOAN LOSSES	25	7	6

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,250	5,380	5,431

NON-INTEREST INCOME
Gain (Loss) on Sale of Investments	607	(146)	(18)
Other Income	27	11	13

Total Non-Interest Income	634	(135)	(5)

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands)

	For The Years Ended
	December 31,
	2001	2000	1999

NON-INTEREST EXPENSES
Compensation and Employee Benefits	2,387	2,098	2,010
Advertising	95	95	69
Office Supplies, Telephone and Postage	133	109	119
Net Occupancy Expense	354	323	293
Legal Fees	29	13	38
Audit and Consulting Fees	53	59	41
Supervisory Fees	82	72	80
Federal Insurance Premiums	11	12	35
Data Processing Expense	139	129	82
Real Estate Owned Expense - Net	3	2	(24)
Ad Valorem Taxes	339	365	450
Other	53	107	108

Total Non-Interest Expenses	3,678	3,384	3,301

INCOME BEFORE INCOME TAX
EXPENSE	2,206	1,861	2,125

INCOME TAX EXPENSE	589	666	750

NET INCOME	$1,617	$1,195	$1,375

EARNINGS PER SHARE - BASIC	$1.04	$0.60	$0.58

EARNINGS PER SHARE - DILUTED	$1.04	$0.60	$0.58

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2001	2000	1999

NET INCOME	$1,617	$1,195	$1,375

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding Gains (Losses) Arising
During the Period	802	1,685	(2,361)

Reclassification Adjustment for (Gains) Losses
Included in Net Income	(249)	187	13

Total Other Comprehensive Income (Loss)	553	1,872	(2,348)

COMPREHENSIVE INCOME (LOSS)	$2,170	$3,067	$(973)
	====	====	====

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2001, 2000 and 1999
(Dollars in Thousands)

				Unearned			Accumulated
		Add’l			RRP		Other	Total
	Common Stock	Paid-in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCES AT DECEMBER 31, 1998	$34	$33,810	$(8,324)	$(2,208)	$(2,193)	$25,622	$1,768	$48,509

Distribution of
RRP Trust Stock	-	(62)	-	-	219	-	-	157

Common Stock Released
By ESOP Trust	-	74	-	281	-	-	-	355

Purchase of Treasury Stock	-	-	(3,654)	-	-	-	-	(3,654)

Dividends Declared	-	-	-	-	-	(846)	-	(846)

Net Income - Year Ended
December 31, 1999	-	-	-	-	-	1,375	-	1,375

Other Comprehensive (Loss), Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(2,348)	(2,348)
BALANCES AT DECEMBER 31, 1999	$34	$33,822	$(11,978)	$(1,927)	$(1,974)	$26,151	$ (580)	$43,548

Distribution of
RRP Trust Stock	-	(64)	-	-	220	-	-	156

Common Stock Released
By ESOP Trust	-	96	-	281	-	-	-	377

Purchase of Treasury Stock	-	-	(8,590)	-	-	-	-	(8,590)

Dividends Declared	-	-	-	-	-	(763)	-	(763)

Net Income - Year Ended
December 31, 2000	-	-	-	-	-	1,195	-	1,195

Other Comprehensive Income, Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	1,872	1,872
BALANCES AT DECEMBER 31, 2000	$34 ==	$33,854 =====	$(20,568) ======	$(1,646) =====	$(1,754) =====	$26,583 =====	$1,292 ====	$37,795 =====
Distribution of
RRP Trust Stock	-	(76)	-	-	277	-	-	201

Common Stock Released
By ESOP Trust	-	133	-	281	-	-	-	414

Purchase of Treasury Stock	-	-	(4,611)	-	-	-	-	(4,611)

Dividends Declared	-	-	-	-	-	(561)	-	(561)

Net Income - Year Ended
December 31, 2001	-	-	-	-	-	1,617	-	1,617

Other Comprehensive Income, Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	553	553
BALANCES AT DECEMBER 31, 2001	$34 ==	$33,911 =====	$(25,179) ======	$(1,365) =====	$(1,477) =====	$27,639 =====	$1,845 ====	$35,408 =====

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2001	2000	1999

Net Income	$1,617	$1,195	$1,375
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	140	139	114
Discount Accretion Net of Premium Amortization	(613)	(129)	136
Provision for Losses	25	7	6
(Gain) Loss on Disposal of Fixed Assets	-	(8)	3
Non-Cash Dividend - FHLB	(199)	(236)	(139)
Net Loan Fees	(1)	(2)	(1)
Dividend on ARM Fund	(333)	(51)	(86)
Dividend on IMF Fund	(21)	(48)	(322)
Dividend on UST Fund	(15)
ESOP Expense	415	377	355
RRP Expense	198	156	156
(Gain) Loss on Sale of Foreclosed Real Estate	(49)	12	(23)
(Gain) Loss on Sale of Investments	(607)	146	13
(Increase) Decrease in Prepaid Income Taxes	(1)	-	69
Increase in Deferred Income Tax	61	63	23
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(202)	68	(61)
(Increase) Decrease in Deferred Charges	(25)	(11)	8
(Decrease) Increase in Accrued Income Tax	-	(32)	32
(Decrease) Increase in Other Liabilities	(229)	227	(293)
Increase in Accrued Interest - FHLB Advances	93	18	50
(Increase) Decrease in Other Assets	(57)	(8)	3

Net Cash Provided by Operating Activities	197	1,883	1,418

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in Thousands)

	For the Years Ended
	December 31,
2001		2000	1999
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Collateralized Mortgage Obligations	(36,908)	(8,647)	(31,362)
Proceeds from Maturities of Collateralized Mortgage Obligations	37,604	9,108	19,175
Proceeds from Sale of Collateralized Mortgage Obligations	2,739	-	-
Proceeds from Sale of FHLMC Common Stock	632	413	-
Purchase of FHLMC Preferred Stock	(12,718)	(3,507)	-
Proceeds from Maturities of Available-for-Sale Securities	1,586	2,292	5,472
Proceeds from Maturities of Mortgage-Backed Securities	925	1,956	6,226
Proceeds from Sale of Mortgage-Backed Securities	2,316	10,313	-
(Purchase)/Redemption of ARM Mutual Fund	(9,318)	(1,390)	1,561
Redemption of IMF Mutual Fund	-	2,410	2,617
Purchase of UST Mutual Fund	(4,240)	-	-
Purchase of Other Equity Investments	(123)	(50)	-
Loan Originations - Net	(7,519)	(4,528)	(6,203)
Purchases of Premises and Equipment	(158)	(27)	(142)
Cost of Construction of Real Estate Held for Investment	(322)	-	-
Proceeds from the Sale of Premises and Equipment	-	16	-
Proceeds from Sales of Foreclosed Real Estate	546	2	41
Investment in Foreclosed Real Estate	(15)	(8)	(4)
Purchase of Federal Home Loan Bank Stock	(1, 989)	(12)	(400)

Net Cash Provided by (Used in) Investing Activities	(26,962)	8,341	(3,019)

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2001	2000	1999

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(4,611)	(8,590)	(3,654)
Advances from Federal Home Loan Bank	25,075	202	8,607
Payment of Cash Stock Dividends	(561)	(763)	(846)
Net Increase (Decrease) in Deposits	12,290	(337)	(1,889)
Net (Decrease) Increase in Non-Interest Bearing Deposits	(193)	163	77

Net Cash Provided by (Used in) Financing Activities	32,000	(9,325)	2,295

NET INCREASE IN CASH AND
CASH EQUIVALENTS	5,235	899	694

CASH AND CASH EQUIVALENTS - Beginning of Year	3,403	2,504	1,810

CASH AND CASH EQUIVALENTS - End of Year	$8,638	$3,403	$2,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$7,731	$5,847	$5,168
Income Taxes	537	618	622
Loans Transferred to Foreclosed Real Estate
During the Year	364	109	27
Market Value Adjustment for Gain/(Loss)
on Securities Available-for-Sale	1,626	2,836	(3,557)

GS FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

GS Financial Corp. (the Company) was organized as a Louisiana corporation on December 24, 1996 for the purpose of becoming the holding company of Guaranty Savings and Homestead Association (the Association) in anticipation of converting the Association from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. The Association operates in the savings and loan industry and as such provides financial services to individuals, corporate entities and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management independently determines the allowance for losses on loans based on an evaluation of the loan history and the condition of the underlying collateral. In connection with the determination of the allowances for losses on foreclosed real estate, management assesses the fair market value or obtains independent appraisals for all properties.

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

REAL ESTATE HELD-FOR-INVESTMENT

Real estate held-for-investment consists of a newly constructed multi-suite office building at a former branch location of the Association. The Company leased two of the four suites beginning in November, 2001. The Company is retaining two suites to lease to the Association which has applied for and received approval to open a branch office sometime in the future.

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

NON-DIRECT RESPONSE ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising cost were $95,000, $95,000 and $69,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NEW ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment and Disposal of Long-Lived Assets, is a replacement of SFAS 121. This statement provides accounting and reporting standards for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by abandonment or sale. This statement requires that long-lived assets (excluding goodwill) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires a probability-weighted cash flow estimation approach, and introduces a "primary-asset" approach to determine the cash flow estimation period. In addition, this statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, and includes accounting guidance for disposal of a segment of a business that is considered a discontinued operation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement will become effective to the Company starting in 2002.

NOTE B

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$801	$85	$-	$886
Adjustable Rate
Mortgage Mutual Fund	12,481	32	-	12,513
Ultra Short Term
Mutual Fund	4,255	-	4	4,251
Intermediate
Mortgage Mutual Fund	394	3	-	397
FHLMC Common Stock	16	1,031	-	1,047
FHLMC Preferred Stock	16,224	326	-	16,550
Equity Investments - Other	173	3	-	176
	-------	-------	-------	-------
	$34,344	$1,480	$4	$35,820
	=====	=====	=====	=====

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$2,389	$72	$-	$2,461
Adjustable Rate
Mortgage Mutual Fund	2,831	-	8	2,823
Intermediate
Mortgage Mutual Fund	400	-	30	370
FHLMC Common Stock	25	1,767	-	1,792
FHLMC Preferred Stock	3,506	-	2	3,504
Equity Investments-Other	50	-	-	50
	-------	-------	-------	-------
	$9,201	$1,839	$40	$11,000
	=====	=====	=====	=====

The following is a summary of maturities of securities available-for-sale (in thousands):

	December 31,
	2001 Securities Available-for-Sale		2000 Securities Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	---------	---------	---------	---------
Amounts Maturing in:
In One Year or Less	$33,543	34,934	$7,911	$9,643
After One Year Through Five Years	801	886	300	326
After Five Years Through Ten Years	-	-	990	1,031
	------	------	------	------
	$34,344	35,820	$9,201	$11,000
	=====	=====	=====	=====

The Company's investment in FHLMC preferred stock represents an investment in securities which pay a stated rate of interest quarterly of which 70% is exempt from Federal income tax. This FHLMC preferred stock contains call options from 2004 to 2009.

In 2001, the company sold 10,000 shares of FHLMC common stock at a gain of $623,000. The Company also wrote down its investment in the Intermediate Mortgage Mutual Fund $27,000 in 2001. During 2000, the Company realized losses of $210,000 through the redemption of $2.6 million of its Intermediate Mortgage Mutual Fund. The Company also sold 10,000 shares of FHLMC common stock for $413,000, realizing a gain of $403,000. During 1999, the Company realized losses of $13,387 through the redemption of $3.1 million of its Adjustable Rate Mortgage Fund.

At December 31, 2001, three equity securities being carried at a cost of $77,000 are included in Other Assets. At December 31, 2000, two equity securities being carried at a cost of $27,000 are included in Other Assets. The fair value for these securities approximates cost.

NOTE C

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consist of the following (in thousands):

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
GNMA	857	28	-	885
	-------	-------	-------	-------
	$857	$28	$-	$885
	=====	=====	=====	=====

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
FNMA	$1,481	$-	$5	$1,476
FHLMC	1,096	-	2	1,094
GNMA	1,541	4	-	1,545
	-------	-------	-------	-------
	$4,118	$4	$7	$4,115
	=====	=====	=====	=====

The amortized cost and fair value of mortgage-backed securities at December 31, 2001 and 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

December 31, 2001	Amortized Cost	Fair Value
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$-	$-
After One Year Through Five Years	-	-
After Five Years Through Ten Years	-	-
After Ten Years	857	885
	------	------
	$857	$885
	=====	=====
December 31, 2000	Amortized Cost	Fair Value
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$230	$230
After One Year Through Five Years	814	819
After Five Years Through Ten Years	1,187	1,177
After Ten Years	1,887	1,889
	--------	--------
	$4,118	$4,115
	=====	=====

In 2001, the Company sold $2.3 million of mortgage-backed securities at a net loss of $5,000. In 2000, the Company sold GNMA and FNMA mortgage-backed securities with a book value of $10.6 million, resulting in a loss of $337,000. There were no sales of mortgage-backed securities in 1999.

NOTE D

COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized Mortgage Obligations (CMO’s) consist of the following (in thousands):

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$1,283	$-	$9	$1,274
FHLMC	13,702	153	65	13,790
GNMA	35,810	1,213	-	37,023
	-------	-------	-------	-------
	$50,795	$1,366	$74	$52,087
	=====	=====	=====	=====
December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$5,766	$-	$187	$5,579
FHLMC	14,254	196	309	14,141
GNMA	33,562	583	120	34,025
	-------	-------	-------	-------
	$53,582	$779	$616	$53,745
	=====	=====	=====	=====

In 2001, the Company sold $2.7 million of collateralized mortgage obligations at a gain of $16,000. At December 31, 2001 and 2000, CMO’s are classified as available-for-sale, and are reported on the financial statements at their fair value. Also, all of the CMO’s held as of December 31, 2001 and 2000 have contractual maturities of greater than ten years. There were no sales of CMO’s during 2000 and 1999.

CMO’s with market values of $28,540,794 and $8,204,550 have been pledged as collateral towards the outstanding balance of Advances from the Federal Home Loan Bank at December 31, 2001 and 2000, respectively.

NOTE E

LOANS

Loans at December 31, 2001 and 2000 are summarized as follows (in thousands):

	December 31,
	2001	2000
First Mortgage Loans:
One to Four
Family Residential	$69,843	$71,092
FHA and VA	9	52
Construction	1,056	619
Commercial Real Estate	3,431	1,006
Other	6,750	1,453
	---------	---------
Total Real Estate Loans	81,089	74,222

Consumer Loans:
Second Mortgage	11	52
Loans on Deposits	254	237
	---------	---------
Total Consumer Loans	265	289

Commercial Loans	683	381
	---------	---------
	82,037	74,892

Allowance for
Loan Losses	(435)	(420)

Net Deferred Loan
Origination Costs	9	8
	---------	---------
Net Loans	$81,611	$70,480
	=====	=====

An analysis of the allowance for loan losses as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
	-----	-----	-----
Balance, Beginning
of Year	$420	$424	$463
Provision for Losses	25	7	6
Loans Charged Off	(10)	(11)	(45)
	-----	-----	-----
Balance, End of Year	$435	$420	$424
	====	====	====

Loans receivable as of December 31, 2001 are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

	Under One Year	One to Five Years	Six to Ten Years	Over 10 Years	Total
	------	------	------	------	------
Loans Secured by 1-4 Family
Residential:
Fixed Rate	$54	$2,879	$7,610	$59,300	$69,843
Other Loans Secured by
Real Estate:
Fixed Rate	58	2,127	3,546	5,526	11,257
Commercial Fixed Rate	286	-	124	273	683
All Other Loans	254	-	-	-	254
	------	------	------	------	------
	$652	$5,006	$11,280	$65,099	$82,037
	=====	=====	=====	=====	=====

At December 31, 2001 and 2000, the Association had loans totaling approximately $179,000 and $320,000, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $56,000 and $68,000 at December 31, 2001 and 2000, respectively. The amount of interest income that would have been recorded on loans in non-accrual status at December 31, 2001, had such loans performed in accordance with their terms, was approximately $8,000. Such interest foregone for the year ended December 31, 2000 was approximately $20,000.

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

Loans to such borrowers are summarized as follows (in thousands):

	December 31,
	2001	2000
Balance, Beginning
of Year	$1,454	$904
Additions	228	602
Payments and Renewal	(226)	(52)
	---------	---------
Balance, End of Year	1,456	1,454

The Association’s lending activity is concentrated within the metropolitan New Orleans area and surrounding parishes, with its major emphasis in the origination of permanent single-family dwelling loans. Such loans comprise the majority of the Association’s loan portfolio.

NOTE F

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 2001 and 2000 consists of the following (in thousands):

	December 31,
	2001	2000
Loans	$348	$311
Mortgage-Backed Securities	6	24
Collateralized Mortgage Obligations	277	304
Investments and Other	252	43
	------	------
Totals	$883	$682
	====	====

NOTE G

PREMISES AND EQUIPMENT

A summary of premises and equipment follows (in thousands):

	December 31,
	2001	2000
Land	$781	$781
Buildings and Improvements	2,071	2,071
Furniture, Fixture and Equipment	637	526
	------	------
	3,489	3,378
Accumulated Depreciation and Amortization	(943)	(851)
	------	------
	$2,546	$2,527
	====	====

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $139,000, $137,000 and $112,000, respectively.

NOTE H

FORECLOSED REAL ESTATE

A summary of the activity of the Foreclosed Real Estate account follows:

	December 31,
	2001	2000
Balance - Beginning of the Year	$117	$14
Acquired in Settlement of Loans	363	109
Costs Capitalized	15	8
Sales of Foreclosed Real Estate	(495)	(14)
	------	------
	$-	$117
	===	====

Expenses applicable to foreclosed real estate consists of operating expenses, net of rental income. The Company incurred net expenses associated with foreclosed real estate of approximately $3,000 for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, the Company recognized net income associated with foreclosed real estate of approximately $2,000 and $24,000, respectively.

NOTE I

REAL ESTATE HELD-FOR-INVESTMENT

Real estate held-for-investment, which consists of a multi-suite office building located on the property of a former branch location of the Association, is summarized below (in thousands):

	December 31,
	2001	2000
Land	$226	$211
Buildings and Improvements	307	-
	------	------
	533	211
Accumulated Depreciation	(1)	-
	------	------
	$532	$211
	===	====

Depreciation expense for each of the years ended December 31, 2001, 2000 and 1999 was $1,000, $2,000 and $3,000, respectively. Depreciation expense during 2001 was for the newly constructed multi-suite office building that was placed into service in November, 2001. Depreciation expense for the years 2000 and 1999 was for the former structure located on the property. During 2000, the Company transferred the remaining book value of the structure from Building and Improvements to Land.

The Company leased this property on a month-to-month basis for $1,600 per month. The lease was terminated in March, 1999. Total rental income recognized was approximately $1,700 for the year ended December 31, 1999.

On February 20, 1998, in response to regulatory considerations, the Company purchased from the Association the former branch location and adjoining property for $453,000. The purchase price was based on the appraised value of the property at the time of the transaction. This inter-company transaction resulted in a gain to the Association of approximately $178,000, which is eliminated for the purposes of these consolidated financial statements.

NOTE J

DEPOSITS

Deposit account balances at December 31, 2001 and 2000 are summarized as follows:

	Weighted Average Rate at		Year Ended December 31,
	December 31,		2001		2000
	2001	2000	Amount	Percent	Amount	Percent
Balance by Interest Rate:
Demand Deposit
Accounts	1.94%	4.64%	$7,910	11.12%	$3,185	5.41%
Regular Savings
Accounts	2.75%	3.00%	20,042	28.16	17,431	29.60
Certificates of
Deposit	4.34%	5.85%	43,217	60.72	38,263	64.99

			$71,169	100.00%	$58,879	100.00%
			======	=====	======	=====
Certificate Accounts Maturing
Under 12 months			$32,485	75.17%	$29,478	77.04%
12 months to 24 months			8,049	18.62	6,387	16.69
24 months to 36 months			2,180	5.04	1,710	4.47
36 months to 48 months			496	1.15	251	0.66
48 months to 60 months			7	0.02	437	1.14

			$43,217	100.00%	$38,263	100.00%
			======	=====	======	=====

The aggregate amount of deposits with a minimum balance of $100,000 was approximately $8,133,000 and $3,928,000 at December 31, 2001 and 2000, respectively.

Interest expense for each of the following periods is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Certificates	$2,122	$2,094	$1,926
NOW Accounts	207	-	-
Passbook Savings	$514	$572	$621

	$2,843	$2,666	$2,547

The Association held deposits of approximately $779,000 and $653,000 for officers and directors at December 31, 2001 and 2000, respectively.

NOTE K

ADVANCES FROM FEDERAL HOME LOAN BANK

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by a blanket floating lien on first mortgage loans and certain pledged CMOs. Total interest expense recognized in 2001, 2000 and 1999, respectively, was $4,982,000, $3,209,000 and $2,674,000.

  Advances at December 31, 2001 and 2000 consisted of the following (in thousands):

Contract Rate	Advance Total
	2001	2000
4.00% to 4.99%	$2,234	$3,273
5.00% to 5.99%	67,954	21,788
6.00% to 6.99%	9,077	24,130
7.00% to 7.99%	-	5,000
	$79,265	$54,191
	=====	=====

Maturities of Advances at December 31, 2001 for each of the next five years are as follows (in thousands):

Year Ending
December 31,	Amount
2002	$17,241
2003	23,098
2004	6,225
2005	10,205
2006	5,462
Thereafter	17,034
$79,265

NOTE L

INCOME TAX EXPENSE

The provision for income taxes for 2001, 2000 and 1999 consists of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current Tax Expense	$528	$603	$718
Deferred Tax Expense	$61	$63	$32

	$589	$666	$750

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

	Years Ended December 31,
	2001	2000	1999
Expected Tax Provision at a 34% Rate	$750	$633	$722
Expected State Corporate Tax	(2)	9	8
Effect of Tax Exempt Income	(207)	(5)	(5)
Employee Stock Ownership Plan	53	20	25
Other	(5)	9	-
	$589	$666	$750

Deferred tax liabilities have been provided for the temporary differences related to unrealized gains on available-for-sale securities, deferred loan costs, depreciation, the allowance for loan losses, and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for the temporary differences related to the Company’s Recognition and Retention Plan and Employee Stock Ownership Plan, reserves for uncollected interest and late charges, deferred loan fees, and the allowance for losses on foreclosed real estate. The net deferred tax assets or liabilities in the accompanying consolidated balance sheets include the following components (in thousands):

	2001	2000
Deferred Tax Assets
Recognition and Retention Plan	$13	$13
Employee Stock Ownership Plan	87	80
Other	4	9
Total Deferred Tax Assets	104	102
Deferred Tax Liabilities
FHLB Stock Dividends	$302	$235
Market Value Adjustment to
Available-for-Sale Securities	950	666
Allowance for Loan Losses	183	187
Other	59	58
Total Deferred Tax Liabilities	1,494	1,146

Deferred Tax Liabilities - Net of Deferred Tax Assets	$1,390	$1,044
	====	====

Included in retained earnings at December 31, 2001 and 2000 is approximately $3,800,000 in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $1,292,000 for December 31, 2001 and 2000, respectively.

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

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-in Capital. ESOP compensation expense was approximately $415,000, $377,000 and $355,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The ESOP shares as of December 31, 2001 and 2000 were as follows:

	2001	2000
Allocated Shares	103,658	78,215
Shares Released for Allocation	28,132	28,132
Unreleased Shares	136,451	164,583

Total ESOP Shares	268,241	270,930
	======	======
Fair Value of Unreleased Shares (in thousands)	$2,039	$2,397
	====	====

Total ESOP shares decreased in 2001 and 2000 due to the liquidation of shares for employees who terminated their employment in 2001 and 2000.

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

The total cost associated with the Plan is based on a per share value of $12.50, the market price of the Company’s stock as of the date on which the Plan was amended. This cost is being amortized over ten years. Compensation expense pertaining to the Recognition and Retention plan was $199,000, $156,000 and $156,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increased expense in 2001 was attributable to a lump sum distribution of the remaining awarded shares under the terms of the plan to a member of the Board of Directors who retired for health reasons.

A summary of the changes in restricted stock follows:

	Unawarded Shares	Awarded Shares
Balance at January 1, 2000	12,472	100,028
Purchased by Plan	-	-
Granted	-	-
Forfeited	-	-
Earned and Issued	-	(12,506)

Balance at December 31, 2000	12,472	87,522
Purchased by Plan	-	-
Granted	-	-
Forfeited	-	-
Earned and Issued	-	(16,038)

Balance at December 31, 2001	12,472	71,484
	=====	=====

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

	2001	2000	1999
Net Income (In thousands)
As Reported	$1,617	$1,195	$1,375
Pro Forma	1,407	985	1,165

Earnings per Share
As Reported:
Basic	$1.04	$.60	$.58
Diluted	1.04	.60	.58
Pro Forma:
Basic	.90	.50	.49
Diluted	.90	.50	.49

The fair value of options granted on October 15, 1997 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.59%; expected volatility of 16.2%; risk-free interest rate of 6.14%; and life of 9.88 years.

A summary of the status of the Company’s stock option plan as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

	2001		2000		1999
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at Beginning of Year	275,076	$ 17.18	275,076	$ 17.18	275,076	$ 17.18
Granted	-		-		-
Exercised	-		-		-
Forfeited	-		-		-
	---------		--------		---------
Outstanding at End of Year	275,076	$ 17.18	275,076	$ 17.18	275,076	$ 17.18
	======		=====		======
Options Exercisable at Year-end	220,061	$ 17.18	176,507	$ 17.18	121,492	$ 17.18
	======		=====		======

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 12/31/01	Life	Price	At 12/31/01	Price

$ 17.18	220,061	5.8 years	$ 17.18	220,061	$ 17.18

NOTE P

COMPREHENSIVE INCOME

Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2001, 2000 and 1999. The following represents the tax effects associated with the components of comprehensive income.

	Years Ended December 31,
	2001	2000	1999
Gross Unrealized Holding Gains (Losses)
Arising During the Period	$1,215	$2,553	$(3,577)
Tax (Expense) Benefit	(413)	(868)	1,216

	802	1,685	(2,361)

Reclassification Adjustment for (Gains)
Losses Included in Net Income	(377)	283	20
Tax Expense (Benefit)	128	(96)	(7)

	(249)	187	13

Net Unrealized Holding Gains (Losses)
Arising During the Period	$553	$1,872	$(2,348)

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

The following table sets out the Association’s various regulatory capital categories at December 31, 2001 and 2000.

	2001		2000
	Dollars	Percentage	Dollars	Percentage
	(Thousands)		(Thousands)

Tangible Capital	$26,393	14.40%	$24,199	16.22%
Tangible Equity	$26,393	14.40%	$24,199	16.22%
Core/Leverage Capital	$26,393	14.40%	$24,199	16.22%
Tier 1 Risk-Based Capital	$26,393	28.24%	$24,199	38.87%
Total Risk-Based Capital	$26,828	28.71%	$24,619	39.54%

As of December 31, 2001, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be "well capitalized", the Association must maintain minimum leverage capital ratios and minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators.

NOTE R

REGULATORY CAPITAL

The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.

	Net Income for the Year Ended December 31, 2001	Capital as of December 31, 2001

Per GAAP	$1,578	$28,218
	====	=====
Total Assets		$186,002
		======
Capital Ratio		15.17%
	Tangible Capital	Tangible Equity	Core/ Leverage Equity	Tier 1 Risk-Based Capital	Total Risk- Based Capital
Per GAAP	$28,218	$28,218	$28,218	$28,218	$28,218
Assets Required
to be Deducted:
Unrealized Gain
on Securities
Available-for-Sale	(1,825)	(1,825)	(1,825)	(1,825)	(1,825)

Allowance for Loan
Losses	-	-	-	-	435

Regulatory Capital
Measure	$26,393	$26,393	$26,393	$26,393	$26,828
	=====	=====	=====	=====	=====

Adjusted Total Assets	$183,238	$183,238	$183,238
	=====	=====	=====

Risk-Weighted Assets				$93,459	$93,459
				=====	=====

Capital Ratio	14.40%	14.40%	14.40%	28.24%	28.71%

Required Ratio	1.50%	2.00%	3.00%	4.00%	8.00%

Required Capital	$2,749		$5,497		$7,477
	=====		=====		=====
Excess Capital	$23,644		$20,896		$19,351
	=====		=====		=====

	Net Income for the Year Ended December 31, 2000	Capital as of December 31, 2000

Per GAAP	$1,096	$25,492
	====	=====
Total Assets		$151,175
		======
Capital Ratio		16.86%
	Tangible Capital	Tangible Equity	Core/ Leverage Equity	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Per GAAP	$25,492	$25,492	$25,492	$25,492	$25,492
Assets Required
to be Deducted:
Unrealized Gain
on Securities
Available-for-Sale	(1,293)	(1,293)	(1,293)	(1,293)	(1,293)

Allowance for Loan
Losses	-	-	-	-	420

Regulatory Capital
Measure	$24,199	$24,199	$24,199	$24,199	$24,619
	=====	=====	=====	=====	=====

Adjusted Total Assets	$149,217	$149,217	$149,217
	=====	=====	=====

Risk-Weighted Assets				$62,260	$62,260
				=====	=====

Capital Ratio	16.22%	16.22%	16.22%	38.87%	39. 54%

Required Ratio	1.50%	2.00%	3.00%	4.00%	8.00%

Required Capital	$2,238		$4,476		$4,981
	=====		=====		=====

Excess Capital	$21,961		$19,723		$19,638
	=====		=====		=====

NOTE S

COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Association has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements.

COMMITMENTS TO EXTEND CREDIT

The Association is a party to credit related commitments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These consist of outstanding mortgage and construction loan commitments and commercial lines of credit. As of December 31, 2001 and 2000, outstanding mortgage, construction and commercial lines of credit commitments were approximately $2,340,000 and $955,000, respectively.

EMPLOYMENT CONTRACTS

The chief executive officer and the executive vice-president of the Association serve under employment contracts that were approved by the Board of Directors on February 13, 1997. The contracts were amended on February 8, 2001, to increase the base salaries and extend the term thereof to February 13, 2004.

OPERATING LEASE

During 2001, the Association entered into a lease for a Loan Production Office. The lease has an initial term of 24 months with a rental rate of $1,000 per month. In addition, the Association leases an automobile under an operating lease that expires in July 2003. Total rent expense incurred under these leases amounted to $16,076, $4,713 and $-0- for the years ended December 31, 2001, 2000, and 1999, respectively.

  Future minimum rental payments are as follows:

Year Ending December 31,	Amount
2002	$20,076
2003	8,038

Total	$28,114

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

Advances from the Federal Home Loan Bank are valued utilizing the cash flows set forth in the existing amortization schedules and current rates on similar advances.

The fair value of loan commitments is estimated using rates and fees that would be charged to enter similar agreements, taking into account (1) the remaining terms of the agreement, (2) the creditworthiness of the borrowers, and (3) for fixed rate commitments, the difference between current interest rates and committed rates.

  Estimated fair values of the financial instruments are as follows (in thousands):

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Short-Term Investments	$8,638	$8,638	$3,403	$3,403
Investment Securities	35,820	35,820	11,000	11,000
Mortgage-Backed Securities	885	885	4,115	4,115
Collateral Mortgage Obligations	52,087	52,087	53,745	53,745
Loans (Net of Loan Allowance)	81,611	83,904	74,480	73,674

Financial Liabilities
Deposits	$71,169	$71,961	$58,879	$57,759
Advances from Federal Home Loan Bank	79,265	80,836	54,191	52,425

Unrecognized Financial Instruments
Commitments to Extend Credit	$575	$619	$400	$398
Unfunded Construction Loan Commitments	1,690	1,775	554	533
Unfunded Commercial Lines of Credit	74	74	1	1

NOTE W

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following sets forth condensed results of operations for 2001 and 2000 (dollar amounts in thousands, except per share data):

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

Interest Income	$3,089	$3,445	$3,376	$3,190
Interest Expense	1,848	2,123	2,008	1,847
Net Interest Income	1,241	1,322	1,368	1,343
Provision for Loan Losses	13	-	2	9
Other Income	598	7	31	10
Other Expense	883	923	940	945
Income Tax Expense	335	124	131	(1)

Net Income	$608	$282	$326	$400

Net Income per Common Share (1)
Basic	$0.36	$0.17	$0.22	$0.28
Diluted	$0.36	$0.17	$0.22	$0.28
Dividends Per Share	$0.09	$0.09	$0.09	$0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter

Interest Income	$2,798	$2,822	$2,848	$2,794
Interest Expense	1,367	1,402	1,537	1,570
Net Interest Income	1,431	1,420	1,311	1,224
Provision for Loan Losses	-	-	7	-
Other Income	(58)	(196)	292	(167)
Other Expense	835	868	864	823
Income Tax Expense	206	133	272	55

Net Income	$332	$223	$460	$179

Net Income per Common Share (1)
Basic	$0.14	$0.11	$0.26	$0.11
Diluted	$0.14	$0.11	$0.26	$0.11
Dividends Per Share	$0.09	$0.09	$0.09	$0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

NOTE X

EARNINGS PER COMMON SHARE

Earnings per share are computed using the weighted average number of shares outstanding. Options to purchase 275,076 shares at $17.18 per share were outstanding during 2001, 2000, and 1999 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares. The options were still outstanding at December 31, 2001. The Company had no other securities outstanding during the years ended December 31, 2001, 2000, or 1999 that would have a dilutive effect on earnings per share.

Average shares outstanding at December 31, 2001, 2000 and 1999 amounted to 1,555,260, 1,976,605, and 2,383,168 respectively.

NOTE Y

CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

GS FINANCIAL CORP.
CONDENSED FINANCIAL CONDITION
(Dollars in Thousands)

ASSETS
	December 31,
	2001	2000
Cash and Cash Equivalents	$131	$254
Investments - Available-for-Sale, at Fair Value	871	238
Mortgage-Backed Securities - Available-for-Sale, at Fair Value	891	1,545
Investment in Subsidiary	28,218	25,492
Loan Receivable	1,718	1,947
Dividend Receivable from Subsidiary	3,000	8,035
Other Assets	777	468

	$35,606	$37,979
	====	====

LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred Tax Liability	$15	$5
Other Liabilities	4	-
Stockholders' Equity	35,587	37,974

	$35,606	37,979
	====	====

GS FINANCIAL CORP.
STATEMENT OF OPERATIONS
(Dollars in Thousands)
	For the Years Ended
	December 31,
	2001	2000	1999
INTEREST INCOME
Mortgage-Backed Securities	$76	$128	$147
Dividend from Subsidiary	-	5,000	250
Loans	152	173	192
Investment Securities	26	19	63
Other Interest Income	6	39	27

Total Interest Income	260	5,359	679

NON-INTEREST INCOME
Undistributed Earnings of Subsidiary	1,579	(3,904)	994
Income from Real Estate Held-for-Investment	5	-	2

Total Non-Interest Income	1,584	(3,904)	996

NON-INTEREST EXPENSES
General and Administrative	70	59	68
Intercompany Personnel Expense	122	116	110
Taxes	16	20	34
Loss on Sale of Investments	-	10	13

Total Non-Interest Expenses	208	205	225

INCOME BEFORE INCOME TAX	1,636	1,250	1,450

PROVISION FOR INCOME TAX	19	55	75

NET INCOME	$1,617	$1,195	$1,375

GS FINANCIAL CORP.
STATEMENT OF CASH FLOWS
(Dollars in Thousands)
	For the Years Ended
	December 31,
	2001	2000	1999
OPERATING ACTIVITIES
Net Income	$1,617	$1,195	$1,375
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation Expense	2	3	4
Loss on Sale of Investments	-	10	13
Equity in Undistributed Earnings of Subsidiary	(1,579)	3,904	(994)
Amortization of Investment Premium	15	4	13
Dividend on ARM Fund	(21)	(11)	(23)
Dividend on IMF Fund	(1)	(8)	(40)
Decrease in Accrued Interest Receivable	5	2	4
Decrease in Dividend Receivable from Subsidiary	5,035	3,335	-
Decrease in Tax Receivable	-	47	15
(Decrease) Increase in Deferred Income Tax	(2)	10	-
(Increase) Decrease in Other Assets	(4)	(8)	2
Increase (Decrease) in Accrued Income Tax	5	(1)	(91)
Net Cash Provided by Operating Activities	5,072	8,482	278

INVESTING ACTIVITIES
Redemption of IMF Mutual Fund	-	200	536
(Investment) Redemption in ARM Mutual Fund	(481)	(60)	2,809
Investment in Other Equity Securities	(123)	(50)	-
Principal Paydowns Note Receivable GS Financial ESOP	229	238	215
Principal Paydowns on Mortgage-Backed Securities -
Available-for-Sale	668	227	607
Investment in Real Estate	(316)	-	-
Net Cash (Used In) Provided by Investing Activities	(23)	555	4,167

FINANCING ACTIVITIES
Purchase of Treasury Stock	(4,611)	(8,590)	(3,654)
Payment of Dividends	(561)	(763)	(846)
Net Cash (Used in) Financing Activities	(5,172)	(9,353)	(4,500)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(123)	(316)	(55)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	254	570	625
CASH AND CASH EQUIVALENTS - END OF YEAR	$131	$254	$570

BOARD OF DIRECTORS

Donald C. Scott

Mr. Scott (Age 50) has served as President and Chief Executive Officer of the Company since February 1997 and President of the Association since March 1985; prior thereto, he served in various management and other positions at the Association. He has been a director since 1982.

Kenneth B. Caldcleugh

Mr. Caldcleugh (Age 52) is the President and Owner of The Cellars of River Ridge, a fine wine and spirit retail outlet in Louisiana. Prior thereto, Mr. Caldcleugh was the Vice President and Regional Manager of Glazer Companies of Louisiana (formerly Glazer Wholesale Spirit & Wine Distributors), from 1973 to 1996. He has been a director since 1996.

Stephen L. Cory

Mr. Cory (Age 52) is an insurance agent and President of the Cory, Tucker & Larrowe Agency in Metairie, Louisiana. He has been a director since 1995.

Bradford A. Glazer

Mr. Glazer (Age 46) is President of Glazer Enterprises, Inc., Cincinnati, Ohio, an independent freight agency for Landstar Ligon. Formerly, Mr. Glazer was Senior Vice President of Espy & Straus, Inc., Cincinnati, Ohio. Prior thereto, Mr. Glazer was the Chairman of Glazer Steel Corporation, in New Orleans, Louisiana (and Knoxville, Tennessee). He has been a director since 1991.

J. Scott Key

Mr. Key (Age 49) is the President and Chief Operating Officer of Kencoil, Inc. (previously D & S Industries), an electric motor coil manufacturer and its subsidiary Scott Armature, a provider of sales and services of electrical apparatus, in Belle Chasse, Louisiana. He has been a director since 1991.

Mannie D. Paine, Jr.

Dr. Paine (Age 85) is a retired physician. Dr. Paine has provided consulting services for various companies. He is a former Medical Director for Blue Cross of Louisiana, Medicaid and Pan American Insurance Company. He has been a director since 1976.

Bruce A. Scott

Mr. Scott (Age 49) is an attorney and has served as Executive Vice President of the Company since February 1997 and Executive Vice President of the Association since 1985. Mr. Scott also serves as legal counsel and Personnel Manager of the Association, and performs certain legal services for the Association and its borrowers in connection with real estate loan closings and receives fees from the borrowers in connection therewith. He has been a director since 1982.

Albert J. Zahn, Jr.

Mr. Zahn (Age 50) is a certified public accountant and president of the firm Al Zahn, CPA, A Professional Accounting Corporation. He has been a director since 1992.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Lettie R. Moll

Mrs. Moll has served as Vice President and Secretary of the Company since 1997 and Vice President and Secretary of the Association since March 1987 and March 1982, respectively.

Ralph E. Weber

Mr. Weber has primary responsibility for the Association’s data processing requirements and has served as Vice President of the Company and the Association since February 1997 and March 1987, respectively.