Form 10-Q
period 2002-03-31
GS FINANCIAL CORP
filed 2002-05-14
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

As of May 10, 2002, there were 1,646,862 shares of the Registrant’s common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended March 31, 2002 and 2001 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Three Months ended March 31, 2002

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of March 31, 2002, Unaudited and December 31, 2001, Audited)	3

	Consolidated Statements of Income
	(For the three months ended March 31, 2002 and 2001, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the three months ended March 31, 2002 and 2001, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the three months ended March 31, 2002 and 2001, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Part II - Other Information		17

Item 1	Legal Proceedings	17

Item 2	Changes in Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)

Cash and Due from Banks	$707	$376
Interest-Bearing Deposits in Other Banks	6,756	8,132
Federal Funds Sold	615	130
Investment Securities	50,427	35,820
Loans (Net)	81,043	81,611
Mortgage-Backed Securities	779	885
Collateralized Mortgage Obligations	40,281	52,087
FHLB Stock	5,343	5,304
Accrued Interest Receivable	859	883
Premises and Equipment	2,524	2,546
Other Assets	763	720

Total Assets	$190,097	$188,494
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest-Bearing Deposits	$76,194	$70,925
Non-Interest Bearing Deposits	853	982
Borrowings	75,861	79,265
Other Liabilities	1,916	1,914

Total Liabilities	154,824	153,086

STOCKHOLDERS' EQUITY

Common Stock & Additional Paid in Capital	34,010	33,945
Treasury Stock	(25,371)	(25,179)
Accumulated Other Comprehensive Income	1,587	1,845
Unearned ESOP Stock	(1,294)	(1,365)
Unearned RRP Trust Stock	(1,477)	(1,477)
Other Stockholders' Equity	27,818	27,639

Total Stockholders' Equity	35,273	35,408

Total Liabilities and Stockholders' Equity	$190,097	$188,494
GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2002	2001

INTEREST INCOME (from)
Loans	$1,575	$1,460
Mortgage-Backed Securities	13	37
Investment Securities	467	265
Collateralized Mortgage Obligations	950	1,092
Other Interest Income	65	235
Total Interest Income	3,070	3,089

INTEREST EXPENSE (on)
Deposits	630	715
FHLB Advances	1,079	1,133
Total Interest Expense	1,709	1,848

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	1,361	1,241

PROVISION FOR LOAN LOSSES	4	13

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,357	1,228

NON-INTEREST INCOME
Gain on Investments	-	591
Other Income	24	7
Total Non-Interest Income	24	598

OTHER EXPENSES
Compensation and Benefits	630	602
Net Occupancy Expense	105	82
Other Expenses	234	199
Total Other Expenses	969	883

INCOME BEFORE TAX EXPENSE	412	943

INCOME TAX EXPENSE	84	335

NET INCOME	$328	$608

BASIC EARNINGS PER SHARE	$.23	$.36
DILUTED EARNINGS PER SHARE	$.23	$.36

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2002, and 2001
(Dollars in Thousands) (Unaudited)

					Unearned		Accumulated
		Additional		Unearned	RRP		Other	Total
	Common Stock	Paid in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE AT
DECEMBER 31, 2000	$ 34	$ 33,854	$ (20,568)	$ (1,646)	$ (1,754)	$ 26,583	$ 1,292	$ 37,795

Net Income for Quarter
Ended Mar. 31, 2001	-	-	-	-	-	608	-	608

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	150	150

Purchase of Treasury Stock	-	-	(518)	-	-	-	-	(518)

Retirement of ESOP Debt	-	62	-	72	-	-	-	134

Distribution of RRP Stock	-	(21)	-	-	72	-	-	51

Cash Dividends Paid	-	-	-	-	-	(177)	-	(177)
BALANCE AT
March 31, 2001	$ 34	$ 33,895	$ (21,086)	$ (1,574)	$ (1,682)	$ 27,014	$ 1,442	$ 38,043
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2001	$ 34	$ 33,911	$ (25,179)	$ (1,365)	$ (1,477)	$ 27,639	$ 1,845	$ 35,408

Net Income for Quarter
Ended Mar. 31, 2002	-	-	-	-	-	328	-	328

Other Comprehensive
Loss Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(258)	(258)

Purchase of Treasury Stock	-	-	(192)	-	-	-	-	(192)

Retirement of ESOP Debt	-	65	-	71	-	-	-	136

Cash Dividends Paid	-	-	-	-	-	(149)	-	(149)
BALANCE AT
March 31, 2002	$ 34	$ 33,976	$ (25,371)	$ (1,294)	$ (1,477)	$ 27,818	$ 1,587	$ 35,273
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For The Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$328	$608
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	40	34
Discount Accretion Net of Premiums Amortized	(295)	(36)
Provision for Loan Losses	4	13
Gain on Sale of Foreclosed Real Estate	-	(23)
Net Loan Fees	(1)	-
Dividend on ARM Fund	(180)	(50)
Dividend on IMF Fund	(4)	(5)
Dividend on UST Fund	(29)	-
Non-Cash Dividend - FHLB	(39)	(55)
ESOP Expense	112	107
RRP Expense	37	83
Gain on Sale of Investments	-	(591)
Increase in Prepaid Income Taxes - Current	18	-
Changes in Deferred Income Tax	23	3
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accrued Interest Receivable	24	(120)
Increase in Deferred Charges	(56)	(27)
Increase in Accrued Income Tax	65	335
Increase in Other Liabilities	32	17
Increase in Other Assets	(8)	(5)

Net Cash Provided by Operating Activities	71	288

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of FHLMC Common Stock	$-	$632
Net Investment in Adjustable Rate Mutual Fund	(13,878)	(724)
Purchase of CMOs	(5,606)	(26,347)
Proceeds from Maturities of CMOs	17,402	1,947
Investment in FHLMC Preferred Stock	(492)	(12,718)
Investment in Other Equity Investments	(107)	(54)
Proceeds from Maturities of Available-for-Sale Securities	-	47
Proceeds from Maturities of Mortgage-Backed Securities	104	378
Redemption of IMF Mutual Fund	-	21
Proceeds from Sale of Mortgage-Backed Securities	-	2,316
Net Loan Repayments (Originations)	566	(74)
Purchases of Premises and Equipment	(15)	(8)
Proceeds from Sales of Foreclosed Real Estate	-	140
Investment in Real Estate Held for Investment	(1)	-
Purchase of FHLB Stock	-	(1,990)

Net Cash Used in Investing Activities	(2,027)	(36,434)

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For The Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$5,298	$309
Purchase of Treasury Stock	(192)	(518)
Net Decrease in Unapplied Loan Payments	-	2
Payment of Cash Stock Dividends	(149)	(177)
Net Decrease in Advance Payments by Borrowers for
Taxes and Insurance	(157)	(195)
Net (Decrease) Increase in FHLB Advances	(3,404)	46,910

Net Cash Provided by Financing Activities	1,396	46,331

NET CASH EQUIVALENTS	(560)	10,185

CASH AND CASH EQUIVALENTS – January 1,	8,638	3,403

CASH AND CASH EQUIVALENTS – March 31,	$8,078	$13,588

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

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At March 31, 2002, there were 136,451 unallocated shares and the balance of the loan was $1.6 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $112,000 for the three months ended March 31, 2002, compared to $107,000 for the three months ended March 31, 2001. The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 1.4 million for the three months ended March 31, 2002, and 1.7 million shares for the three months ended March 31, 2001, basic and diluted. For the three months ended March 31, 2002, earnings per common share were $.23 compared to $.36 for the three months ended March 31, 2001 (basic and diluted). During the three months ended March 31, 2002 and 2001, the Company declared and paid cash dividends in the amount of $.09 per common share in each period.

(4) INVESTMENT SECURITIES

(Dollars in thousands)	March 31, 2002		December 31, 2001

	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$801	$869	$801	$886
ARM Mutual Fund	26,539	26,518	12,481	12,513
IMF Mutual Fund	398	398	394	397
UST Mutual Fund	4,284	4,271	4,255	4,251
FHLMC Common Stock	16	1,014	16	1,047
FHLMC Preferred Stock	16,717	17,056	16,224	16,550
Equity Investments-Other	279	301	173	176

TOTAL INVESTMENTS	$49,034	$50,427	$34,344	$35,820

(5) LOANS

	March 31,	December 31,
(Dollars in thousands)	2002	2001

Total Loans	$ 81,472	$ 82,037
Allowance for Loan Losses	(439)	(435)
Net Unearned Fees	10	9
	--------	--------
TOTAL NET LOANS	$ 81,043	$ 81,611
	=====	=====

Permanent Mortgages (1-4 family)	$ 68,784	$ 69,863
Construction	1,336	1,056
Commercial Mortgages	2,820	3,431
Other Mortgages	7,079	6,750
Commercial	1,094	683
Consumer (secured by deposits)	359	254
	--------	--------
TOTAL LOANS	$ 81,472	$ 82,037
	=====	=====

ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended	March 31,
(Dollars in thousands)	2002	2001
	-----	-----
Beginning Balance, January 1,	$ 435	$ 420
Provision for Losses	4	13
Loans Charged Off	-	-
	-----	-----
Ending Balance, March 31,	$ 439	$ 433
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	March 31, 2002		December 31, 2001
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$751	$779	$857	$885

TOTAL MORTGAGE-
BACKED SECURITIES	$751	$779	$857	$885

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	March 31, 2002		December 31, 2001
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ -	$ -	$ 1,283	$ 1,274
FHLMC	13,305	13,309	13,702	13,790
Private Issue	25,992	26,972	35,810	37,023
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 39,297	$ 40,281	$ 50,795	$ 52,087
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	March 31,	December 31,
(Dollars in thousands)	2002	2001

Passbook Savings	$ 24,476	$ 20,042
Certificates of Deposits	44,964	43,217
NOW Accounts	6,754	7,666
	--------	--------
TOTAL INTEREST-BEARING DEPOSITS	$ 76,194	$ 70,925
	=====	=====

(9) BORROWINGS

	March 31,	December 31,
(Dollars in thousands)	2002	2001

Amounts maturing within 1 year	$ 19,456	$ 17,241
Amounts maturing over 1 year	56,405	62,024
	--------	--------
TOTAL BORROWINGS	$ 75,861	$ 79,265
	=====	=====

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

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of March 31, 2002, 125,028 shares had been awarded of which 53,544 had been earned and issued. Compensation expense related to the RRP was $37,000 for the three months ended March 31, 2002 compared to $83,000 for the three months ended March 31, 2001. The difference between the two periods was due to a special lump sum distribution to a director who retired for health reasons in the first quarter of 2001.

(12) TREASURY STOCK

As of March 31, 2002, the Company had repurchased approximately 1.8 million shares at an average price of $14.19 per share. During the quarter ended March 31, 2002, the Company repurchased 12,700 shares at a cost of $191,500. The following table summarizes the repurchase of shares of the Company's common stock by year:

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	12.22
2000	679,600	12.64
2001	305,684	15.09
2002	12,700	15.08
	------------	-------
Total	1,788,038	$ 14.19

All purchases were open market transactions. Due to the highly capitalized condition of the Company, management felt that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value. Management believes that reducing capital through stock repurchases is a more conservative use of capital than alternatives such as expanding the banking activities of the Company’s subsidiary through acquisitions. These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Three Months
	Ended March 31,
	2002	2001
Office Supplies and Telephone	$34,430	$27,556
Bank Shares and Franchise Tax	86,250	74,129
Data Processing	33,064	30,036
Advertising	20,259	19,568
Supervisory Fees	22,989	17,691

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

GENERAL

The Company’s principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It’s principal products include residential and non-residential mortgage loans, commercial term and line of credit loans, passbook savings accounts, certificates of deposit, and demand deposit accounts. The Association also invests in short-term and long-term investments such as overnight Federal Funds, United States Treasury and Agency issued securities, CMOs and mortgage-backed securities.

The following discussion compares the financial condition of GS Financial Corp. at March 31, 2002 to December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001.

CHANGES IN FINANCIAL CONDITION

At March 31, 2002, the assets of the Company totaled $190.1 million, increasing $1.6 million from December 31, 2001, when total assets were $188.5 million. The changes in the balance sheet for the first quarter of 2002 were made up of continued growth in customer deposits, accelerated paydown of the Company's CMOs, reinvestment of available cash into short term investments and regular amortization of the Company's advances from FHLB. Customer deposit accounts grew $5.3 million during the three months ended March 31, 2002. While the Company invested $5.6 million in CMOs during the first quarter of 2002, paydowns of $17.4 million led to a $11.8 million net decrease in the Company's investment in CMOs. Most of these funds were rolled into the Company's short term adjustable rate mutual (ARM) fund. The Company does have approximately $16.5 million in commitments to originate loans and purchase CMOs during April, 2002.

Net loans decreased $.6 million to $81.0 million at March 31, 2002, compared to $81.6 million at December 31, 2001. A $1.1 million decrease in mortgage loans secured by one-to-four residential dwellings was offset by increases in construction loans, non-residential mortgage loans and commercial loans. At the end of the first quarter, 2002, the Company had approximately $3 million in outstanding commercial and mortgage loan commitments.

Collateralized mortgage obligations decreased $11.8 million, or 23%, to $40.3 million at March 31, 2002 compared to $52.1 million at December 31, 2001. The rapid repayment of these investments contributed to the decrease, particularly in January and February, 2002. Beginning in March, 2002, these instruments have showed signs of decelerating their rapid repayments exhibited over the last six months. As of April 18, 2002, the Company has committed to an additional investment in CMOs of approximately $13.5 million.

The Company's investment in mortgage-backed securities consists of fixed-rate GNMA bonds. During the first quarter of 2002, the Company's investment in these instruments decreased $.1 million due to regularly scheduled paydowns.

Investment securities increased $14.6 million to $50.4 million at March 31, 2002 compared to $35.8 million at December 31, 2001. The increase was due mainly to the reinvestment of cash from CMO paydowns in the AMF Adjustable Rate Mortgage-backed (ARM) Mutual Fund totaling $13.9 million. The Company also purchased $.5 million of FHLMC preferred stock.

The Company’s overall cash position decreased approximately $.6 million. Cash and cash equivalents decreased from $8.6 million at December 31, 2001, compared to $8.1 million at March 31, 2002. Balances of interest bearing deposits in Federal Home Loan Bank decreased while cash on hand and Federal Funds Sold increased.

Interest-bearing deposits increased $5.3 million to $76.2 million at March 31, 2002, compared to $70.9 million at December 31, 2001. This change was made up of increases in passbook savings and certificates of deposit, offset by some decreases in NOW accounts.

The Company’s borrowings from the Federal Home Loan Bank decreased $3.4 million from $79.3 million at December 31, 2001 compared to $75.9 million at March 31, 2002. The Company's borrowings consisted of $47.1 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $24.1 in bullet (interest only until maturity) advances, and $4.7 million in balloon obligations from the FHLB. The decrease was due to regularly scheduled monthly amortization payments.

Stockholders’ equity decreased $.1 million to $35.3 million at March 31, 2002 compared to $35.4 million at December 31, 2001. This was the net result during the three months ended March 31, 2002 of net income of $.3 million, decrease in other accumulated comprehensive income of $.2 million, an increase due to retirement of ESOP debt of $.1 million, decrease due to dividends paid of $.1 million and a decrease from treasury stock purchases of $.2 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 2002 was $328,000 compared to $608,000 for the three months ended March 31, 2001. Basic earnings per common share were $.23 for the three months ended March 31, 2002 on average shares outstanding of 1,434,864 compared to $.36 per common share for the three months ended March 31, 2001 on average shares outstanding of 1,687,138. It should be noted that the results for the first quarter of 2001 included the effects from a one time gain of $600,000 on the sale of investment securities which accounted for approximately $.23 of the $.36 per common share earned in the three months ended March 31, 2001.

INTEREST INCOME

Total interest income for the quarter ended March 31, 2002 and 2001 was $3.1 million. For the three months ended March 31, 2002, average interest-earning assets were $184.3 million with an annualized yield of 6.7%. For the same period in 2001 average total interest-earning assets were $171.7 million yielding 7.2%. During the first quarter of 2001, the Company expanded its leveraged investment program and subsequently its total asset base by approximately $30 million.

Interest income from loans was $1.6 million for the three months ended March 31, 2002, compared to $1.5 million for the three months ended March 31, 2001. During the first quarter of 2002, the average loan portfolio balance was $81.3 million and yielded 7.75%. The average balance of the loan portfolio for the first quarter of 2001 was $74.3 million which yielded 7.86%.

Interest income from mortgage-backed securities was $13,000 for the three months ending March 31, 2002, compared to $37,000 for the three months ending March 31, 2001. The average balance of mortgage-backed securities during the three months ended March 31, 2002, was $.8 million which yielded 7.03%. For the same period in 2001, the average balance of mortgage-backed securities was $2.3 million which yielded 6.51%. During the first quarter of 2001, the Company sold $2.3 million in mortgage-backed securities.

Interest income from CMOs decreased to $.9 million for the three months ended March 31, 2002, compared to $1.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2002 the average balance of the Company’s portfolio of CMOs was $44.7 million with an annualized yield of 8.5%. For the same period in 2001, the average balance was $61.2 million which yielded 7.1%. The increase in yield of the CMO portfolio for 2002 has been bolstered by rapid prepayments, causing discounts to be earned at an accelerated rate.

Interest income from investment securities was $467,000 for the three months ended March 31, 2002 compared to $265,000 for the three months ended March 31, 2001. The average balance of investment securities was $46.0 million which yielded 4.1% during the three months ended March 31, 2002 compared to $16.3 million yielding 6.5% for the three months ended March 31, 2001. The reduction in yields from 2001 to 2002 was due to the rate reductions enacted by the Federal Reserve during 2001 and the Company's significant investment in its ARM fund during the last twelve months. The Company's influx of cash has been invested in the ARM which offers yields typically 150 basis points over money market rates while still offering one day availability and low volatility.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, decreased from $235,000 for the three months ended March 31, 2001, to $65,000 for the three months ended March 31, 2002. The change was due to the reduced yield and decrease in average balance of these money market type investments. For the three months ended March 31, 2002, the average balance of such investments was $11.5 million compared to $17.6 million for the three months ended March 31, 2001. During March, 2001, the Company was holding a large amount of cash and cash equivalents pending its reinvestment in April, 2001.

PROVISION FOR LOAN LOSSES

The Company had an allocation to provision for loan losses of $4,000 for the three months ended March 31, 2002 and $13,000 for the three months ended March 31, 2001. Both provisions were made necessary from the growth of the loan portfolio. Asset quality remains strong with past due loans in 2002 being slightly less than 2001. Loans classified as substandard, for which a specific potential for loss has been identified are considered "special assets." Special assets were $179,000 at December 31, 2001 with an allocated allowance for loan loss (ALL) of $56,000 compared to $295,000 at March 31, 2002 with an allocated ALL of $61,000. Overall the ALL increased from .53% of the loan portfolio at December 31, 2001, to .54% at March 31, 2002.

INTEREST EXPENSE

The Company’s total interest expense decreased $.15 million to $1.7 million for the three months ended March 31, 2002 compared to $1.85 million for the three months ended March 31, 2001. The average balance of total interest-bearing liabilities was $150.7 million at a cost of 4.5% for the three months ended March 31, 2002. For the same period in 2001 the average balance of interest-bearing liabilities was $135.2 million costing 5.5%. The decrease in cost of funds was due to the effects of lower rates paid on certificates of deposit, passbook savings and NOW accounts.

The average balance of interest-bearing deposits was $73.6 million for the three months ended March 31, 2002 costing 3.4%. Average interest-bearing deposits for the three months ended March 31, 2001 was $58.7 million costing 4.9%. Interest expense on interest bearing deposits was $.6 million for the three months ended March 31, 2002, compared to $.7 million for the three months ended March 31, 2001.

The average balance of FHLB advances was $77.1 million at an annualized cost of 5.6% for the three months ended March 31, 2002. The average balance of FHLB advances for the three months ended March 31, 2001 was $76.5 million with an annualized cost of 5.9%.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2002 were $969,000 compared to $883,000 for the three months ended March 31, 2001. Of the $86,000 increase, $51,000 was attributable to increases in compensation and occupancy expense. Between March 31, 2001, and March 31, 2002, the Company has opened two additional offices. The Company opened a loan production office in Ponchatoula, Louisiana in May, 2001, and opened a second location in Metairie, Louisiana in February, 2002. At present, the new office in Metairie is open strictly for loan production but construction is currently under way to make this a full service location some time in 2002. To accommodate these two new locations, the addition of four full-time employees was necessary. These two locations have also increased non-occupancy expenses such as telephone and data processing expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the Company’s ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends, cash letters and the daily operating expenses of the Company. Liquidity management involves the daily monitoring of cash on hand, non-interest bearing operating accounts, overnight Federal Funds Sold, short-term investments, and the Company's ability to convert these assets into cash without incurring a loss. Monthly paydowns on mortgage loans, mortgage-backed securities and CMOs are anticipated and channeled to either cash on hand, overnight Federal Funds Sold or short-term investments in order to meet the Company's demands and maximize interest earned on these funds.

The Company’s primary sources of funds are interest-bearing customer deposits, FHLB advances and maturities of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of March 31, 2002, the Association’s tangible and core capital amounted to $26.8 million, or 14.5% of adjusted total assets, while the Association’s risk-based capital was $27.3 million, or 25.9% of total adjusted risk-weighted assets.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2001 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2002. Management believes there have been no material changes in the Company’s market risk since December 31, 2001.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On March 22, 2002, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held on April 23, 2002 ("Annual Meeting"). There were two issues considered at the Annual Meeting, the election of three directors and the ratification of the appointment of the Company’s independent auditors. Both issues passed by the vote reflected below. In addition to the directors elected to three-year terms at the Annual Meeting, the following persons had terms of office as a director which continued after the Annual Meeting: Stephen L. Cory, Donald C. Scott, J. Scott Key, Albert J. Zahn, Jr., and Mannie D. Paine, Jr.

Approval of the election of Bruce A. Scott to a three-year term as director.

For	Withheld
---	--------
1,484,897	13,951

Approval of the election of Kenneth B. Caldcleugh to a three-year term as director.

For	Withheld
---	--------
1,465,853	32,995

Approval of the election of Bradford A. Glazer to a three-year term as director.

For	Withheld
---	--------
1,498,168	680

Approval to ratify the appointment of LaPorte, Sehrt, Romig and Hand as the Company’s independent auditors for the year ending December 31, 2002.

For	Against	Abstained
---	-------	---------
1,491,328	5,200	2,320

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

GS FINANCIAL CORP.

Date: May 13, 2002	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman Board, President and Chief Executive Officer

Date: May 13, 2002	By:	/s/ Glenn R. Bartels
Glenn R. Bartels Controller