Form 10-Q
period 2002-06-30
GS FINANCIAL CORP
filed 2002-08-13
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

As of August 12, 2002, there were 1,544,361 shares of the Registrant’s common stock outstanding, net of treasury shares. The financial statements contained within this Form 10-Q for the three and six months ended June 30, 2002 and 2001 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Quarterly period ended June 30, 2002

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of June 30, 2002, Unaudited and December 31, 2001, Audited)	3

	Consolidated Statements of Income
	(For the three and six months ended June 30, 2002 and 2001, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the six months ended June 30, 2002 and 2001, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the six months ended June 30, 2002 and 2001, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Part II - Other Information		16

Item 1	Legal Proceedings	16

Item 2	Changes in Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)

Cash and Due from Banks	$897	$376
Interest-Bearing Deposits in Other Banks	2,261	8,132
Federal Funds Sold	600	130
Investment Securities	29,261	35,820
Loans (Net)	83,847	81,611
Mortgage-Backed Securities	680	885
Collateralized Mortgage Obligations	67,113	52,087
FHLB Stock	5,383	5,304
Accrued Interest Receivable	798	883
Premises and Equipment	2,683	2,546
Other Assets	813	720

Total Assets	$194,336	$188,494
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest-Bearing Deposits	$82,924	$70,925
Non-Interest Bearing Deposits	1,062	982
Borrowings	72,409	79,265
Other Liabilities	2,335	1,914

Total Liabilities	158,730	153,086

STOCKHOLDERS' EQUITY

Common Stock & Additional Paid in Capital	34,087	33,945
Treasury Stock	(26,060)	(25,179)
Accumulated Other Comprehensive Income	2,253	1,845
Unearned ESOP Stock	(1,224)	(1,365)
Unearned RRP Trust Stock	(1,477)	(1,477)
Other Stockholders' Equity	28,027	27,639

Total Stockholders' Equity	35,606	35,408

Total Liabilities and Stockholders' Equity	$194,336	$188,494
GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001

INTEREST INCOME (from)
Loans	$1,637	$1,469	$3,211	$2,930
Mortgage-Backed Securities	12	22	26	58
Investment Securities	405	327	872	591
Collateralized Mortgage Obligations	1,021	1,470	1,971	2,562
Other Interest Income	60	157	125	393
Total Interest Income	3,135	3,445	6,205	6,534

INTEREST EXPENSE (on)
Deposits	646	714	1,276	1,429
FHLB Advances	1,032	1,409	2,111	2,541
Total Interest Expense	1,678	2,123	3,387	3,970

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	1,457	1,322	2,818	2,564

PROVISION FOR LOAN LOSSES	11	0	15	14

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,446	1,322	2,803	2,550

NON-INTEREST INCOME
Gain on Investments	20	-	20	591
Other Income	17	6	41	12
Total Non-Interest Income	37	6	61	603

OTHER EXPENSES
Compensation and Benefits	660	566	1,290	1,168
Net Occupancy Expense	104	91	213	173
Other Expenses	263	265	493	463
Total Other Expenses	1,027	922	1,996	1,804

INCOME BEFORE TAX EXPENSE	456	406	868	1,349

INCOME TAX EXPENSE	98	124	182	459

NET INCOME	$358	$282	$686	$890

BASIC EARNINGS PER SHARE	$.25	$.17	$.48	$.54
DILUTED EARNINGS PER SHARE	$.25	$.17	$.48	$.54

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2002, and 2001
(Dollars in Thousands) (Unaudited)

					Unearned		Accumulated
		Additional		Unearned	RRP		Other	Total
	Common Stock	Paid in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE AT
DECEMBER 31, 2000	$ 34	$ 33,854	$ (20,568)	$ (1,646)	$ (1,754)	$ 26,583	$ 1,292	$ 37,795

Net Income for the six mths
Ended June 30, 2001	-	-	-	-	-	890	-	890

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(30)	(30)

Purchase of Treasury Stock	-	-	(2,480)	-	-	-	-	(2,480)

ESOP Compensation Earned	-	123	-	141	-	-	-	264

Distribution of RRP Stock	-	(21)	-	-	72	-	-	51

Cash Dividends Paid	-	-	-	-	-	(345)	-	(345)
BALANCE AT
June 30, 2001	$ 34	$ 33,956	$ (23,048)	$ (1,505)	$ (1,682)	$ 27,128	$ 1,262	$ 36,145
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2001	$ 34	$ 33,911	$ (25,179)	$ (1,365)	$ (1,477)	$ 27,639	$ 1,845	$ 35,408

Net Income for the six mths
Ended June 30, 2002	-	-	-	-	-	686	-	686

Other Comprehensive
Loss Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	408	408

Purchase of Treasury Stock	-	-	(881)	-	-	-	-	(881)

ESOP Compensation Earned	-	142	-	141	-	-	-	283

Cash Dividends Paid	-	-	-	-	-	(298)	-	(298)
BALANCE AT
June 30, 2002	$ 34	$ 34,053	$ (26,060)	$ (1,224)	$ (1,477)	$ 28,027	$ 2,253	$ 35,606
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For The Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$686	$890
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	82	69
Discount Accretion Net of Premiums Amortized	(460)	(194)
Provision for Loan Losses	15	13
Gain on Sale of Foreclosed Real Estate	(17)	(23)
Net Loan Fees	(2)	-
Dividend on ARM Fund	(313)	(106)
Dividend on IMF Fund	(9)	(11)
Dividend on UST Fund	(43)	-
Non-Cash Dividend - FHLB	(79)	(111)
ESOP Expense	235	215
RRP Expense	74	116
Gain on Sale of Investments	(20)	(591)
Increase in Prepaid Income Taxes - Current	16	-
Changes in Deferred Income Tax	278	190
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accrued Interest Receivable	85	(130)
Increase in Deferred Charges	(80)	(27)
Increase in Accrued Income Tax	-	47
Increase in Other Liabilities	137	97
Increase in Other Assets	(19)	(72)

Net Cash Provided by Operating Activities	566	372

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of FHLMC Common Stock	$-	$632
Redemption/(Investment) in Adjustable Rate Mutual Fund	6,663	(3,190)
Redemption of UST Fund	4,255	-
Purchase of CMOs	(41,799)	(32,431)
Proceeds from Maturities of CMOs	26,970	8,241
Investment in FHLMC Preferred Stock	(3,621)	(12,718)
Sale/(Investment) in Other Equity Investments	299	(123)
Proceeds from Maturities of Available-for-Sale Securities	-	786
Proceeds from Maturities of Mortgage-Backed Securities	197	619
Redemption of IMF Mutual Fund	-	27
Proceeds from Sale of Mortgage-Backed Securities	-	2,321
Net Loan (Originations)/Repayments	(2,248)	630
Purchases of Premises and Equipment	(42)	(52)
Purchase of Land for Future Branch Development	(171)	-
Proceeds from Sales of Foreclosed Real Estate	51	140
Investment in Real Estate Held for Investment	-	(389)
Investment in Foreclosed Real Estate	(45)	-
Purchase of FHLB Stock	-	(1,990)

Net Cash Used in Investing Activities	(9,491)	(37,497)

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For The Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$12,234	$3,887
Purchase of Treasury Stock	(881)	(2,480)
Net Decrease in Unapplied Loan Payments	-	(8)
Payment of Cash Stock Dividends	(298)	(345)
Net Decrease in Advance Payments by Borrowers for
Taxes and Insurance	(154)	(180)
Net (Decrease) Increase in FHLB Advances	(6,856)	43,762

Net Cash Provided by Financing Activities	4,045	44,636

NET CASH EQUIVALENTS	(4,880)	7,511

CASH AND CASH EQUIVALENTS – January 1,	8,638	3,403

CASH AND CASH EQUIVALENTS – June 30,	$3,758	$10,914

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At June 30, 2002, there were 136,451 unallocated shares and the balance of the loan was $1.5 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $123,000 for the three months ended June 30, 2002, compared to $107,000 for the three months ended June 30, 2001. The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 1.4 million for the three months ended June 30, 2002, and 1.6 million shares for the three months ended June 30, 2001, basic and diluted. For the three months ended June 30, 2002, earnings per common share were $.25 compared to $.17 for the three months ended June 30, 2001 (basic and diluted). During the three months ended June 30, 2002 and 2001, the Company declared and paid cash dividends in the amount of $.09 per common share in each period.

(4) INVESTMENT SECURITIES

(Dollars in thousands)	June 30, 2002		December 31, 2001

	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$801	$891	$801	$886
ARM Mutual Fund	5,818	5,848	12,481	12,513
IMF Mutual Fund	403	408	394	397
UST Mutual Fund	-	-	4,255	4,251
FHLMC Common Stock	16	979	16	1,047
FHLMC Preferred Stock	19,846	21,135	16,224	16,550
Equity Investments-Other	-	-	173	176

TOTAL INVESTMENTS	$26,884	$29,261	$34,344	$35,820

(5) LOANS

	June 30,	December 31,
(Dollars in thousands)	2002	2001

Total Loans	$ 84,286	$ 82,037
Allowance for Loan Losses	(450)	(435)
Net Unearned Fees	11	9
	--------	--------
TOTAL NET LOANS	$ 83,847	$ 81,611
	=====	=====

Permanent Mortgages (1-4 family)	$ 65,188	$ 69,863
Construction	1,760	1,056
Commercial Mortgages	6,821	3,431
Other Mortgages	8,753	6,750
Commercial	1,396	683
Consumer (secured by deposits)	368	254
	--------	--------
TOTAL LOANS	$ 84,286	$ 82,037
	=====	=====

ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended	June 30,
(Dollars in thousands)	2002	2001
	-----	-----
Beginning Balance, April 1,	$ 439	$ 433
Provision for Losses	11	-
Loans Charged Off	-	10
	-----	-----
Ending Balance, June 30,	$ 450	$ 423
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	June 30, 2002		December 31, 2001
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$656	$680	$857	$885

TOTAL MORTGAGE-
BACKED SECURITIES	$656	$680	$857	$885

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	June 30, 2002		December 31, 2001
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ 3,558	$ 3,559	$ 1,283	$ 1,274
GNMA	4,793	4,808	-	-
FHLMC	35,805	35,911	13,702	13,790
Private Issue	21,933	22,835	35,810	37,023
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 66,089	$ 67,113	$ 50,795	$ 52,087
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	June 30,	December 31,
(Dollars in thousands)	2002	2001

Passbook Savings	$ 27,575	$ 20,042
Certificates of Deposit	49,272	43,217
NOW Accounts	6,077	7,666
	--------	--------
TOTAL INTEREST-BEARING DEPOSITS	$ 82,924	$ 70,925
	=====	=====

(9) BORROWINGS

	June 30,	December 31,
(Dollars in thousands)	2002	2001

Amounts maturing within 1 year	$ 22,595	$ 17,241
Amounts maturing over 1 year	49,814	62,024
	--------	--------
TOTAL BORROWINGS	$ 72,409	$ 79,265
	=====	=====

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

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of June 30, 2002, 125,028 shares had been awarded of which 53,544 had been earned and issued.

(12) TREASURY STOCK

As of June 30, 2002, the Company had repurchased approximately 1.8 million shares at an average price of $14.26 per share. During the quarter ended June 30, 2002, the Company repurchased 39,076 shares at a cost of $688,578. During the second quarter of 2002, the Company announced a new buyback program to purchase up to 350,000 shares of common stock. The following table summarizes the repurchase of shares of the Company's common stock by year and for the six months ended June 30, 2002:

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	12.22
2000	679,600	12.64
2001	305,684	15.09
2002	51,776	17.00
	------------	-------
Total	1,827,114	$ 14.26

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

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Three Months
	Ended June 30,
	2002	2001
Office Supplies and Telephone	$39,782	$47,373
Bank Shares and Franchise Tax	90,464	74,088
Data Processing	32,570	33,136
Advertising	21,908	28,085
Supervisory Fees	22,989	17,640

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

The following discussion compares the financial condition of GS Financial Corp. at June 30, 2002 to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 and 2001.

CHANGES IN FINANCIAL CONDITION

At June 30, 2002, the assets of the Company totaled $194.3 million, increasing $5.8 million from December 31, 2001, when total assets were $188.5 million. The Company has experienced $12 million in growth in customer deposits during 2002. This cash has been used to reduce the Company's debt to FHLB and increase both loans and CMOs. During April and May of 2002, the Company was able to reposition some of its short-term investments to higher yielding CMOs and FHLMC preferred stock.

Loans increased $2.2 million to $83.8 million at June 30, 2002, compared to $81.6 million at December 31, 2001. Residential mortgage loans have decreased while construction loans, non-residential mortgage loans and commercial loans have gone up.

Collateralized mortgage obligations increased $15.0 million, or 29%, to $67.1 million at June 30, 2002 compared to $52.1 million at December 31, 2001. During the second quarter of 2002, the Company purchased $36.2 million of CMOs issued by FHLMC, FNMA and GNMA. It should be noted that the rapid repayment of these investments which was prevalent throughout 2001 has slowed during 2002. This additional investment was funded through the redemption of some of the Company's short-term investments and new retail customer deposits.

The Company's investment in mortgage-backed securities consists of fixed-rate GNMA bonds. During 2002, the Company's investment in these instruments decreased $.2 million due to regularly scheduled paydowns.

Investment securities decreased $6.5 million to $29.3 million at June 30, 2002 compared to $35.8 million at December 31, 2001. The decrease was the net result of the redemption of short-term mutual funds and other equity investments, offset by purchases of FHLMC preferred stock.

The Company’s overall cash position decreased approximately $4.8 million. Cash and cash equivalents decreased from $8.6 million at December 31, 2001, compared to $3.8 million at June 30, 2002. Balances of interest-bearing deposits in Federal Home Loan Bank decreased while cash on hand and Federal Funds Sold increased.

During the second quarter of 2002, the Company acquired a parcel of land for the construction of a full service branch in Ponchatoula, Louisiana, pending regulatory approval. Since May, 2001, the Company has operated a loan production office in Ponchatoula.

Interest-bearing deposits increased $12.0 million to $82.9 million at June 30, 2002, compared to $70.9 million at December 31, 2001. This change was made up of increases in passbook savings and certificates of deposit, offset by some decreases in NOW accounts.

The Company’s borrowings from the Federal Home Loan Bank decreased $6.9 million from $79.3 million at December 31, 2001 compared to $72.4 million at June 30, 2002. The Company's borrowings consisted of $43.6 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $24.1 in bullet (interest only until maturity) advances, and $4.7 million in balloon obligations from the FHLB. The decrease was due to regularly scheduled monthly amortization payments.

Stockholders’ equity increased $.2 million to $35.6 million at June 30, 2002 compared to $35.4 million at December 31, 2001. Increases in stockholders' equity were attributed to net income, retirement of ESOP debt and increases in other comprehensive income. Decreases in stockholders' equity were from payment of dividends and purchases of treasury stock.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended June 30, 2002 was $358,000 compared to $282,000 for the three months ended June 30, 2001. Basic earnings per common share were $.25 for the three months ended June 30, 2002 on average shares outstanding of 1,414,133 compared to $.17 per common share for the three months ended June 30, 2001 on average shares outstanding of 1,611,168. For the six months ended June 30, 2002, net income was $686,000, or $.48 per common share on average shares outstanding of 1,424,441, compared to net income of $890,000 or $.54 per common share based on average shares outstanding of 1,648,943 for the six months ended June 30, 2001. It should be noted that the results in 2001 included the effects from a one time gain of $600,000 on the sale of investment securities. While the yield on earning assets decreased, the Company's cost of funds decreased even more, creating an increase in the Company's net interest margin.

INTEREST INCOME

Total interest income for the quarter ended June 30, 2002 was $3.1 million, compared to $3.4 million for the quarter ended June 30, 2001. For the three months ended June 30, 2002, average interest-earning assets were $185.8 million with an annualized yield of 6.7%. For the same period in 2001 average total interest-earning assets were $192.1 million yielding 7.2%. For the six months ended June 30, 2002, the Company's average earning assets were $185.2 yielding 6.7%. For the six months ended June 30, 2001, average earning assets were $182.3 yielding 7.2%.

Interest income from loans was $1.6 million for the three months ended June 30, 2002, compared to $1.5 million for the three months ended June 30, 2001. During the second quarter of 2002, the average loan portfolio balance was $82.2 million and yielded 7.8%. The average balance of the loan portfolio for the second quarter of 2001 was $74.2 million which yielded 7.9%.

Interest income from mortgage-backed securities was $12,000 for the three months ended June 30, 2002, compared to $22,000 for the three months ended June 30, 2001. The average balance of mortgage-backed securities during the three months ended June 30, 2002, was $.7 million which yielded 7.1%. For the same period in 2001, the average balance of mortgage-backed securities was $1.3 million which yielded 6.9%.

Interest income from CMOs decreased to $1.0 million for the three months ended June 30, 2002, compared to $1.5 million for the three months ended June 30, 2001. During the three months ended June 30, 2002 the average balance of the Company’s portfolio of CMOs was $54.5 million with an annualized yield of 7.5%. For the same period in 2001, the average balance was $79.3 million which yielded 7.4%.

Interest income from investment securities was $405,000 for the three months ended June 30, 2002 compared to $327,000 for the three months ended June 30, 2001. The average balance of investment securities was $38.1 million which yielded 4.3% during the three months ended June 30, 2002 compared to $22.8 million yielding 5.8% for the three months ended June 30, 2001.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, decreased from $157,000 for the three months ended June 30, 2001, to $60,000 for the three months ended June 30, 2002. The change was due to the reduced yield and decrease in average balance of these money market type investments. For the three months ended June 30, 2002, the average balance of such investments was $10.2 million compared to $14.6 million for the three months ended June 30, 2001.

PROVISION FOR LOAN LOSSES

The Company had an allocation to provision for loan losses of $11,000 for the three months ended June 30, 2002 and $0 for the three months ended June 30, 2001. The provision made in the second quarter of 2002 represents an increase due to the Company's shift to a higher percentage of non-residential mortgage loans as a percentage of the entire portfolio and the growth of the overall portfolio. According to the policies and procedures of the Company, non-residential mortgages and commercial loans are allocated a higher provision than loans secured by one-to-four family dwellings. Asset quality remains strong with non-performing assets in 2002 remaining low. Over the last ten years, repossessions and charge-offs have been very low for the Company due to the strength of the local economy and real estate market and the high underwriting standards maintained by management. The allowance for loan loss stood at .54% of the entire loan portfolio at June 30, 2002, compared to .53% at December 31, 2001. Loans classified as substandard, for which a specific potential for loss has been identified are considered "special assets." Special assets were $179,000 at December 31, 2001 with an allocated allowance for loan loss (ALL) of $56,000 compared to $254,000 at June 30, 2002 with an allocated ALL of $49,000.

INTEREST EXPENSE

The Company’s total interest expense decreased $.4 million to $1.7 million for the three months ended June 30, 2002 compared to $2.1 million for the three months ended June 30, 2001. The average balance of total interest-bearing liabilities was $153.1 million at a cost of 4.4% for the three months ended June 30, 2002. For the same period in 2001 the average balance of interest-bearing liabilities was $157.6 million costing 5.4%. The decrease in cost of funds was due to the effects of lower rates paid on certificates of deposit, passbook savings and NOW accounts and less reliance on wholesale funds borrowed from the FHLB.

The average balance of interest-bearing deposits was $79.4 million for the three months ended June 30, 2002 costing 3.3%. Average interest-bearing deposits for the three months ended June 30, 2001 was $59.4 million costing 4.8%. Interest expense on interest bearing deposits was $.6 million for the three months ended June 30, 2002, compared to $.7 million for the three months ended June 30, 2001.

The average balance of FHLB advances was $73.7 million at an annualized cost of 5.6% for the three months ended June 30, 2002. The average balance of FHLB advances for the three months ended June 30, 2001 was $98.2 million with an annualized cost of 5.7%.

OTHER EXPENSES

Total other expenses for the three months ended June 30, 2002 were $1.0 million compared to $.9 million for the three months ended June 30, 2001. The increase in expenses was primarily attributable to the compensation costs of additional personnel necessitated by the expansion of services and locations.

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

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of June 30, 2002, the Association’s tangible and core capital amounted to $27.3 million, or 14.5% of adjusted total assets, while the Association’s risk-based capital was $27.8 million, or 29.7% of total adjusted risk-weighted assets.

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

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

  Exhibits

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust
Agreement for Employees and Non-Employee Directors
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

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

GS FINANCIAL CORP.

Date: August 12, 2002	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman Board, President and Chief Executive Officer

Date: August 12, 2002	By:	/s/ Glenn R. Bartels
Glenn R. Bartels Controller