Form 10-K/A
period 2001-12-31
GS FINANCIAL CORP
filed 2002-09-24
CIK 1029630

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

Commission File Number: 0-22269

                               GS FINANCIAL CORP.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

  Louisiana                                                           72-1341014
---------------------------------                                     ----------
(State or Other Jurisdiction                            (IRS Employer ID Number)
of Incorporation or Organization)


                               3798 Veterans Blvd.
                               Metairie, LA 70002
                   ------------------------------------------
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

                    x   Yes                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

                                EXPLANATORY NOTE

GS Financial Corp. is filing this amendment to Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, to include the signature of the independent auditors on the Independent Auditor's Report which was inadvertently omitted from the initial filing.

                                    PART II.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Item 8 of the Form 10-K is hereby amended and restated in its entirety to read as follows:

                    [LAPORTE, SEHRT, ROMIG & HAND LETTERHEAD]





To The Board of Directors
GS FINANCIAL CORP. AND SUBSIDIARIES

                          INDEPENDENT AUDITOR'S REPORT

         We have audited the accompanying consolidated balance sheets of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                                /s/ LaPorte, Sehrt, Romig & Hand
                                           A Professional Accounting Corporation


January 14, 2002
Metairie, Louisiana

                               GS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            December 31,
                                                                    ---------------------------
                                                                        2001           2000
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS
    Cash and Amounts Due from Depository Institutions               $        376   $        531
    Interest-Bearing Deposits in Other Banks                               8,132          1,417
    Federal Funds Sold                                                       130          1,455
                                                                    ------------   ------------

        Total Cash and Cash Equivalents                                    8,638          3,403

Securities Available-for-Sale, at Fair Value                              35,820         11,000
Mortgage-Backed Securities Available-for-Sale,
    at Fair Value                                                            885          4,115
Collateralized Mortgage Obligations Available-for-Sale,
    at Fair Value                                                         52,087         53,745
Loans, Net                                                                81,611         74,480
Accrued Interest Receivable                                                  883            682
Premises and Equipment, Net                                                2,546          2,527
Real Estate Held-for-Investment                                              532            211
Stock in Federal Home Loan Bank, at Cost                                   5,304          3,115
Foreclosed Real Estate                                                         -            117
Deferred Charges                                                              86             61
Other Assets                                                                 102             44
                                                                    ------------   ------------

        Total Assets                                                $    188,494   $    153,500
                                                                    ============   ============



The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            December 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------

                                   LIABILITIES
Deposits                                                            $     71,169    $     58,879
Advance Payments by Borrowers for Taxes and Insurance                        738             931
FHLB Advances                                                             79,265          54,191
Accrued Interest - FHLB Advances                                             372             279
Deferred Income Tax                                                        1,390           1,044
Other Liabilities                                                            152             381
                                                                    ------------    ------------

    Total Liabilities                                                    153,086         115,705
                                                                    ------------    ------------

                              STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value;  5,000,000 Shares Authorized
   - 0 -  Shares Issued and Outstanding                                        -               -
Common Stock - $.01 Par Value;  20,000,000 Shares Authorized
   3,438,500 Shares Issued and Outstanding                                    34              34
Additional Paid-in Capital                                                33,911          33,854
Unearned ESOP Shares                                                      (1,365)         (1,646)
Unearned RRP Trust Stock                                                  (1,477)         (1,754)
Treasury Stock (1,775,338 Shares in 2001 and
  1,469,654 Shares in 2000) at Cost                                      (25,179)        (20,568)
Retained Earnings                                                         27,639          26,583
Accumulated Other Comprehensive Income (Loss)                              1,845           1,292
                                                                    ------------    ------------

    Total Stockholders' Equity                                            35,408          37,795
                                                                    ------------    ------------

    Total Liabilities and Stockholders' Equity                      $    188,494    $    153,500
                                                                    ============    ============



The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                For The Years Ended
                                                                    December 31,
                                                     -------------------------------------------
                                                         2001           2000            1999
                                                     ------------   ------------    ------------

INTEREST INCOME
    Loans Receivable                                 $      5,989   $      5,788    $      5,334
    Investment Securities                                   1,350            424             972
    Mortgage-Backed Securities                                 90            800           1,253
    Collateralized Mortgage Obligations                     5,142          3,799           2,863
    Dividends on Federal Home Loan Bank Stock                 199            237             139
    Other Interest Income                                     330            214              97
                                                     ------------   ------------    ------------

        Total Interest Income                              13,100         11,262          10,658
                                                     ------------   ------------    ------------

INTEREST EXPENSE
    Deposits                                                2,843          2,666           2,547
    Advances from Federal Home Loan Bank                    4,982          3,209           2,674
                                                     ------------   ------------    ------------

        Total Interest Expense                              7,825          5,875           5,221
                                                     ------------   ------------    ------------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                               5,275          5,387           5,437

PROVISION FOR LOAN LOSSES                                      25              7               6
                                                     ------------   ------------    ------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                               5,250          5,380           5,431
                                                     ------------   ------------    ------------

NON-INTEREST INCOME
    Gain (Loss) on Sale of Investments                        607           (146)            (18)
    Other Income                                               27             11              13
                                                     ------------   ------------    ------------

        Total Non-Interest Income                             634           (135)             (5)
                                                     ------------   ------------    ------------



The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               For The Years Ended
                                                                   December 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
NON-INTEREST EXPENSES
    Compensation and Employee Benefits                      2,387          2,098          2,010
    Advertising                                                95             95             69
    Office Supplies, Telephone and Postage                    133            109            119
    Net Occupancy Expense                                     354            323            293
    Legal Fees                                                 29             13             38
    Audit and Consulting Fees                                  53             59             41
    Supervisory Fees                                           82             72             80
    Federal Insurance Premiums                                 11             12             35
    Data Processing Expense                                   139            129             82
    Real Estate Owned Expense - Net                             3              2            (24)
    Ad Valorem Taxes                                          339            365            450
    Other                                                      53            107            108
                                                     ------------   ------------   ------------

        Total Non-Interest Expenses                         3,678          3,384          3,301
                                                     ------------   ------------   ------------

INCOME BEFORE INCOME TAX
    EXPENSE                                                 2,206          1,861          2,125

INCOME TAX EXPENSE                                            589            666            750
                                                     ------------   ------------   ------------

NET INCOME                                           $      1,617   $      1,195   $      1,375
                                                     ------------   ------------   ------------

EARNINGS PER SHARE - BASIC                           $       1.04   $       0.60   $       0.58
                                                     ============   ============   ============

EARNINGS PER SHARE - DILUTED                         $       1.04   $       0.60   $       0.58
                                                     ============   ============   ============



The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                                           For the Years Ended
                                                                               December 31,
                                                               -------------------------------------------
                                                                   2001            2000           1999
                                                               ------------    ------------   ------------

NET INCOME                                                     $      1,617    $      1,195   $      1,375

OTHER COMPREHENSIVE INCOME,
    NET OF TAX:
      Unrealized Holding Gains (Losses) Arising
        During the Period                                               802           1,685         (2,361)

      Reclassification Adjustment for (Gains) Losses
        Included in Net Income                                         (249)            187             13
                                                               ------------    ------------   ------------

        Total Other Comprehensive Income (Loss)                         553           1,872         (2,348)
                                                               ------------    ------------   ------------

COMPREHENSIVE INCOME (LOSS)                                    $      2,170    $      3,067   $       (973)
                                                               ============    ============   ============



The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                        Unearned                     Accumulated
                                            Add'l                                RRP                    Other       Total
                                 Common    Paid-in     Treasury      ESOP       Trust      Retained  Comprehensive Stockholders'
                                 Stock     Capital      Stock       Stock       Stock      Earnings  Income (Loss)  Equity
                                --------   --------    --------    --------    --------    --------    --------    --------

BALANCES AT DECEMBER 31, 1998   $     34   $ 33,810    $ (8,324)   $ (2,208)   $ (2,193)   $ 25,622    $  1,768    $ 48,509

Distribution of
    RRP Trust Stock                    -        (62)          -           -         219           -           -         157

Common Stock Released
    By ESOP Trust                      -         74           -         281           -           -           -         355

Purchase of Treasury Stock             -          -      (3,654)          -           -           -           -      (3,654)

Dividends Declared                     -          -           -           -           -        (846)          -        (846)

Net Income - Year Ended
    December 31, 1999                  -          -           -           -           -       1,375           -       1,375


Other Comprehensive Income
  (Loss), Net of Applicable
  Deferred Income Taxes                -          -           -           -           -           -      (2,348)     (2,348)
                                --------   --------    --------    --------    --------    --------    --------    --------
BALANCES AT DECEMBER 31, 1999   $     34   $ 33,822    $(11,978)   $ (1,927)   $ (1,974)   $ 26,151    $   (580)   $ 43,548

Distribution of
    RRP Trust Stock                    -        (64)          -           -         220           -           -         156

Common Stock Released
    By ESOP Trust                      -         96           -         281           -           -           -         377

Purchase of Treasury Stock             -          -      (8,590)          -           -           -           -      (8,590)

Dividends Declared                     -          -           -           -           -        (763)          -        (763)

Net Income - Year Ended
    December 31, 2000                  -          -           -           -           -       1,195           -       1,195


Other Comprehensive Income
  (Loss), Net of Applicable
  Deferred Income Taxes                -          -           -           -           -           -       1,872       1,872
                                --------   --------    --------    --------    --------    --------    --------    --------
BALANCES AT DECEMBER 31, 2000   $     34   $ 33,854    $(20,568)   $ (1,646)   $ (1,754)   $ 26,583    $  1,292    $ 37,795
                                ========   ========    ========    ========    ========    ========    ========    ========
Distribution of
    RRP Trust Stock                    -        (76)          -           -         277           -           -         201

Common Stock Released
    By ESOP Trust                      -        133           -         281           -           -           -         414

Purchase of Treasury Stock             -          -      (4,611)          -           -           -           -      (4,611)

Dividends Declared                     -          -           -           -           -        (561)          -        (561)

Net Income - Year Ended
    December 31, 2001                  -          -           -           -           -       1,617           -       1,617


Other Comprehensive Income
  (Loss), Net of Applicable
  Deferred Income Taxes                -          -           -           -           -           -         553         553
                                --------   --------    --------    --------    --------    --------    --------    --------
BALANCES AT DECEMBER 31, 2001   $     34   $ 33,911    $(25,179)   $ (1,365)   $ (1,477)   $ 27,639    $  1,845    $ 35,408
                                ========   ========    ========    ========    ========    ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     For the Years Ended
                                                                        December 31,
                                                               --------------------------------
                                                                 2001        2000        1999
                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                  $  1,617    $  1,195    $  1,375
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
      Depreciation                                                  140         139         114
      Discount Accretion Net of Premium Amortization               (613)       (129)        136
      Provision for Losses                                           25           7           6
      (Gain) Loss on Disposal of Fixed Assets                         -          (8)          3
      Non-Cash Dividend - FHLB                                     (199)       (236)       (139)
      Net Loan Fees                                                  (1)         (2)         (1)
      Dividend on ARM Fund                                         (333)        (51)        (86)
      Dividend on IMF Fund                                          (21)        (48)       (322)
      Dividend on UST Fund                                          (15)
      ESOP Expense                                                  415         377         355
      RRP Expense                                                   198         156         156
      Loss (Gain) on Sale of Foreclosed Real Estate                 (49)         12         (23)
      Loss (Gain) on Sale of Investments                           (607)        146          13
      Decrease (Increase) in Prepaid Income Taxes                    (1)          -          69
      Increase in Deferred Income Tax                                61          63          23
      Changes in Operating Assets and Liabilities:
        Decrease (Increase) in Accrued Interest Receivable         (202)         68         (61)
        (Increase) Decrease in Deferred Charges                     (25)        (11)          8
        (Decrease) Increase in Accrued Income Tax                     -         (32)         32
        Increase (Decrease) in Other Liabilities                   (229)        227        (293)
        Increase in Accrued Interest - FHLB Advances                 93          18          50
        Decrease (Increase) in Other Assets                         (57)         (8)          3
                                                               --------    --------    --------

          Net Cash Provided by Operating Activities                 197       1,883       1,418
                                                               --------    --------    --------



The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                           For the Years Ended
                                                                              December 31,
                                                                      2000        2000        1999
                                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Collateralized Mortgage Obligations                   (36,908)     (8,647)    (31,362)
   Proceeds from Maturities of Collateralized Mortgage                37,604       9,108      19,175
   Obligations
   Proceeds from Sale of Collateralized Mortgage Obligations           2,739
   Proceeds from Sale of FHLMC Common Stock                              632         413           -
   Purchase of FHLMC Preferred Stock                                 (12,718)     (3,507)          -
   Proceeds from Maturities of Available-for-Sale Securities           1,586       2,292       5,472
   Proceeds from Maturities of Mortgage-Backed Securities                925       1,956       6,226
   Proceeds from Sale of Mortgage-Backed Securities                    2,316      10,313           -
   (Purchase)/Redemption of ARM Mutual Fund                           (9,318)     (1,390)      1,561
   (Purchase)/Redemption of IMF Mutual Fund                                -       2,410       2,617
   Purchase of UST Mutual Fund                                        (4,240)
   Purchase of Other Equity Investments                                 (123)        (50)          -
   Loan Originations - Net                                            (7,519)     (4,528)     (6,203)
   Purchases of Premises and Equipment                                  (158)        (27)       (142)
   Cost of Construction of Real Estate Held for Investment              (322)
   Proceeds from the Sale of Premises and Equipment                        -          16           -
   Proceeds from Sales of Foreclosed Real Estate                         546           2          41
   Capitalized Foreclosed Real Estate Costs                              (15)         (8)         (4)
   Purchase of Federal Home Loan Bank Stock                           (1,989)        (12)       (400)
                                                                    --------    --------    --------

          Net Cash Provided by (Used in) Investing Activities        (26,962)      8,341      (3,019)
                                                                    --------    --------    --------



The accompanying notes are an integral part of these financial statements.

                               GS FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                           For the Years Ended
                                                               December 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of Treasury Stock                          (4,611)     (8,590)     (3,654)
   Advances from Federal Home Loan Bank                25,075         202       8,607
   Payment of Cash Stock Dividends                       (561)       (763)       (846)
   Net (Decrease) Increase in Deposits                 12,290        (337)     (1,889)
   Net Increase (Decrease) in Non-Interest Bearing       (193)        163          77
   Deposits                                          --------    --------    --------

        Net Cash (Used in) Provided by Financing       32,000      (9,325)      2,295
        Activities                                   --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     5,235         899         694

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           3,403       2,504       1,810
                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS - END OF YEAR              $  8,638    $  3,403    $  2,504
                                                     ========    ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash Paid During the Year for:
     Interest                                        $  7,731    $  5,847    $  5,168
     Income Taxes                                         537         618         622
   Loans Transferred to Foreclosed Real Estate
     During the Year                                      364         109          27
   Market Value Adjustment for Gain/(Loss)
     on Securities Available-for-Sale                   1,626       2,836      (3,557)



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

         The allowance for loan losses is maintained at a level that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

         While the Association is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem tax that is based on stockholders' equity and net income.

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

NOTE B

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
December 31, 2001                       Cost      Gains      Losses     Value
                                      --------   --------   --------   --------

U. S. Government
     and Federal Agencies             $    801   $     85    $     -   $    886
Adjustable Rate
     Mortgage Mutual Fund               12,481         32          -     12,513
Ultra Short Term
    Mutual Fund                          4,255          -          4      4,251
Intermediate
     Mortgage Mutual Fund                  394          3          -        397

FHLMC Common Stock                          16      1,031          -      1,047
FHLMC Preferred Stock                   16,224        326          -     16,550
Equity Investments - Other                 173          3          -        176
                                      --------   --------   --------   --------
                                      $ 34,344   $  1,480   $      4   $ 35,820
                                      ========   ========   ========   ========


                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
December 31, 2000                       Cost      Gains      Losses     Value
                                      --------   --------   --------   --------

U. S. Government
     and Federal Agencies             $  2,389   $     72   $      -   $  2,461
Adjustable Rate
     Mortgage Mutual Fund                2,831          -          8      2,823
Intermediate
     Mortgage Mutual Fund                  400          -         30        370
FHLMC Common Stock                          25      1,767          -      1,792
FHLMC Preferred Stock                    3,506          -          2      3,504
Equity Investments-Other                    50          -          -         50
                                      --------   --------   --------   --------
                                      $  9,201   $  1,839   $     40   $ 11,000
                                      ========   ========   ========   ========

The following is a summary of maturities of securities available-for-sale (in thousands):

                                                            December 31,
                                                   2001                       2000
                                                 Securities                Securities
                                             Available-for-Sale        Available-for-Sale
                                           -----------------------   -----------------------
                                           Amortized      Fair       Amortized       Fair
                                              Cost        Value         Cost         Value
                                           ----------   ----------   ----------   ----------
Amounts Maturing in
     In One Year or Less                   $   33,543   $   34,934   $    7,911   $    9,643
     After One Year Through Five Years            801          886          300          326
     After Five Years Through Ten Years             -            -          990        1,031
                                           ----------   ----------   ----------   ----------
                                           $   34,344   $   35,820   $    9,201   $   11,000
                                           ==========   ==========   ==========   ==========

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

NOTE C

MORTGAGE-BACKED SECURITIES

         Mortgage-backed securities consist of the following (in thousands):

                                      Gross        Gross
                       Amortized    Unrealized   Unrealized       Fair
December 31, 2001         Cost        Gains        Losses        Value
                       ----------   ----------   ----------   ----------

Available for Sale:
GNMA                          857           28            -          885
                       ----------   ----------   ----------   ----------
                              857           28            -          885
                       ==========   ==========   ==========   ==========

                                      Gross        Gross
                       Amortized    Unrealized   Unrealized       Fair
December 31, 2000         Cost        Gains        Losses        Value
                       ----------   ----------   ----------   ----------

Available for Sale:
FNMA                        1,481            -            5        1,476
FHLMC                       1,096            -            2        1,094
GNMA                        1,541            4            -        1,545
                       ----------   ----------   ----------   ----------
                            4,118            4            7        4,115
                       ==========   ==========   ==========   ==========

         The amortized cost and fair value of mortgage-backed securities at December 31, 2001 and 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                Amortized       Fair
December 31, 2001                                 Cost         Value
                                               ----------   ----------

Mortgage-Backed Securities Maturing:
     In One Year or Less                       $        -   $        -
     After One Year Through Five Years                  -            -
     After Five Years Through Ten Years                 -            -
     After Ten Years                                  857          885
                                               ----------   ----------
                                               $      857   $      885
                                               ==========   ==========


                                                Amortized       Fair
December 31, 2000                                 Cost         Value
                                               ----------   ----------

Mortgage-Backed Securities Maturing:
     In One Year or Less                       $      230   $      230
     After One Year Through Five Years                814          819
     After Five Years Through Ten Years             1,187        1,177
     After Ten Years                                1,887        1,889
                                               ----------   ----------
                                               $    4,118   $    4,115
                                               ==========   ==========

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

NOTE D

COLLATERALIZED MORTGAGE OBLIGATIONS

         Collateralized Mortgage Obligations (CMO's) consist of the following (in thousands):


                                           Gross        Gross
                             Amortized   Unrealized   Unrealized     Fair
December 31, 2001              Cost        Gains        Losses       Value
                            ----------   ----------   ----------   ----------

Available-for-Sale:
FNMA                        $    1,283     $      -   $        9   $    1,274
FHLMC                           14,702          153           65       13,790
GNMA                            35,810        1,213            -       37,023
                            ----------   ----------   ----------   ----------
                            $   50,795   $    1,366   $       74   $   52,087
                            ==========   ==========   ==========   ==========

                                           Gross        Gross
                             Amortized   Unrealized   Unrealized     Fair
December 31, 2000              Cost        Gains        Losses       Value
                            ----------   ----------   ----------   ----------

Available-for-Sale:
FNMA                        $    5,766     $      -   $      187   $    5,579
FHLMC                           14,254          196          309       14,141
GNMA                            33,562          583          120       34,025
                            ----------   ----------   ----------   ----------
                            $   53,582   $      779   $      616   $   53,745
                            ==========   ==========   ==========   ==========

         In 2001, the Company sold $2.7 million of collateralized mortgage obligations at a gain of $16,000. At December 31, 2001 and 2000, CMO's are classified as available-for-sale, and are reported on the financial statements at their fair value. Also, all of the CMO's held as of December 31, 2001 and 2000 have contractual maturities of greater than ten years. There were no sales of CMO's during 2000 and 1999.

         CMO's with market values of $28,540,794 and $8,204,550 have been pledged as collateral towards the outstanding balance of Advances from the Federal Home Loan Bank at December 31, 2001 and 2000, respectively.

NOTE E

LOANS

Loans at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                              December 31,
                                          2001            2000
                                      ------------    ------------

First Mortgage Loans:
    One to Four
       Family Residential             $     69,843    $     71,092
    FHA and VA                                   9              52
    Construction                             1,056             619
    Commercial Real Estate                   3,431           1,006
    Other                                    6,750           1,453
                                      ------------    ------------
          Total Real Estate Loans           81,089          74,222

Consumer Loans:
    Second Mortgage                             11              52
    Loans on Deposits                          254             237
                                      ------------    ------------
       Total Consumer Loans                    265             289

Commercial Loans                               683             381
                                      ------------    ------------
                                            82,037          74,892

Allowance for
    Loan Losses                               (435)           (420)

Net Deferred Loan
    Origination Costs                            9               8
                                      ------------    ------------
Net Loans                             $     81,611    $     74,480
                                      ============    ============

An analysis of the allowance for loan losses as follows (in thousands):

                                 Years Ended December 31,
                              2001        2000        1999
                            --------    --------    --------
Balance, Beginning
     of Year                $    420    $    424    $    463
Provision for Losses              25           7           6
Loans Charged Off                (10)        (11)        (45)
Recoveries                         -           -           -
                            --------    --------    --------
Balance, End of Year        $    435    $    420    $    424
                            ========    ========    ========

         Loans receivable as of December 31, 2001 are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

                                   Under      One to     Six       Over
                                    One        Five     to Ten      10
                                   Year       Years     Years      Years       Total
                                 --------   --------   --------   --------   --------
Loans Secured by 1-4 Family
      Residential:
Fixed Rate                       $     54   $  2,879   $  7,610   $ 59,300   $ 69,843
Other Loans Secured by
      Real Estate:
Fixed Rate                             58      2,127      3,546      5,526     11,257
Commercial Fixed Rate                 286          -        124        273        683
All Other Loans                       254          -          -          -        254
                                 --------   --------   --------   --------   --------
                                 $    652   $  5,006   $ 11,280   $ 65,099   $ 82,037
                                 ========   ========   ========   ========   ========

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

Loans to such borrowers are summarized as follows (in thousands):

                                December 31,
                              2001        2000
                            --------    --------
Balance, Beginning
    of Year                 $  1,454    $    904
Additions                        228         602
Payments and Renewal            (226)        (52)
                            --------    --------
Balance, End of Year           1,456       1,454

         The Association's lending activity is concentrated within the metropolitan New Orleans area and surrounding parishes, with its major emphasis in the origination of permanent single-family dwelling loans. Such loans comprise the majority of the Association's loan portfolio.

NOTE F

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 2001 and 2000 consists of the following (in thousands):

                                               December 31,
                                             2001       2000
                                           --------   --------
Loans                                      $    348   $    311
Mortgage-Backed Securities                        6         24
Collateralized Mortgage Obligations             277        304
Investments and Other                           252         43
                                           --------   --------
Totals                                     $    883   $    682
                                           ========   ========

NOTE G

PREMISES AND EQUIPMENT

A summary of premises and equipment follows (in thousands):

                                                    December 31,
                                                  2001        2000
                                                --------    --------
Land                                            $    781    $    781
Buildings and Improvements                         2,071       2,071
Furniture, Fixture and Equipment                     637         526
                                                --------    --------
                                                   3,489       3,378
Accumulated Depreciation and Amortization           (943)       (851)
                                                --------    --------
                                                $  2,546    $  2,527
                                                ========    ========

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $139,000, $137,000 and $112,000, respectively.

NOTE H

FORECLOSED REAL ESTATE

A summary of the activity of the Foreclosed Real Estate account follows:

                                                               December 31,
                                                            2001        2000
                                                          --------    --------
Balance - Beginning of the Year                           $    117    $     14
Acquired in Settlement of Loans                                363         109
Costs Capitalized                                               15           8
Sales of Foreclosed Real Estate                               (495)        (14)
Less:  Allowance for Losses on Foreclosed Real Estate            -           -
                                                          --------    --------
                                                         $       -    $    117
                                                          ========    ========

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

NOTE I

REAL ESTATE HELD-FOR-INVESTMENT

         Real estate held-for-investment, which consists of a multi-suite office building located on the property of a former branch location of the Association, is summarized below (in thousands):

                                              December 31,
                                           2000        2000
                                         --------    --------
Land                                     $    226    $    211
Buildings and Improvements                    307           -
                                         --------    --------
                                              533         211
Accumulated Depreciation                       (1)          -
                                         --------    --------
                                         $    532    $    211
                                         ========    ========

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

NOTE J

DEPOSITS

Deposit account balances at December 31, 2001 and 2000 are summarized as follows:

                                      Weighted                           Year Ended
                                  Average Rate at                       December 31,
                                    December 31,               2001                      2000
                                 2001         2000      Amount      Percent       Amount      Percent
                                ------       ------   ----------   ----------   ----------   ----------
Balance by Interest Rate:
Demand Deposit
     Accounts                   1.94 %       4.64 %   $    7,910        11.12 % $    3,185         5.41 %
Regular Savings
     Accounts                   3.00 %       3.00 %       20,042        28.16       17,431        29.60
Certificates of
     Deposit                    5.85 %       5.00 %       43,217        60.72       38,263        64.99
                                                      ----------   ----------   ----------   ----------

                                                      $   71,169       100.00 % $   58,879       100.00 %
                                                      ==========   ==========   ==========   ==========

Certificate Accounts Maturing
     Under 12 months                                  $   32,485        77.04 % $   29,478        77.04 %
     12 months to 24 months                                8,049        16.69        6,387        16.69
     24 months to 36 months                                2,180         4.47        1,710         4.47
     36 months to 48 months                                  496         0.66          251         0.66
     48 months to 60 months                                    7         1.14          437         1.14
                                                      ----------   ----------   ----------   ----------

                                                      $   43,217       100.00 % $   38,263       100.00 %
                                                      ==========   ==========   ==========   ==========

         The aggregate amount of deposits with a minimum balance of $100,000 was approximately $8,133,000 and $3,928,000 at December 31, 2001 and 2000,
respectively.

Interest expense for each of the following periods is as follows (in thousands):

                                Years Ended
                                December 31,
                       ------------------------------
                         2001       2000       1999
                       --------   --------   --------
Certificates           $  2,122   $  2,094   $  1,926
NOW Accounts                207          -          -
Passbook Savings       $    514   $    572   $    621
                       --------   --------   --------

                       $  2,843   $  2,666   $  2,547
                       ========   ========   ========

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

Advances at December 31, 2001 and 2000 consisted of the following (in thousands):


Contract Rate                       Advance Total
-------------                    -------------------
                                   2001       2000
                                 --------   --------
4.00% to 4.99%                   $  2,234   $  3,273
5.00% to 5.99%                     67,954     21,788
6.00% to 6.99%                      9,077     24,130
7.00% to 7.99%                          -      5,000
                                 --------   --------
                                 $ 79,265   $ 54,191
                                 ========   ========

         Maturities of Advances at December 31, 2001 for each of the next five years are as follows (in thousands):

             Year Ending
             December 31,                 Amount
             ------------                --------
                 2002                    $ 17,241
                 2003                      23,098
                 2004                       6,225
                 2005                      10,205
                 2006                       5,462
              Thereafter                   17,034
                                         --------
                                         $ 79,265
                                         ========

NOTE L

INCOME TAX EXPENSE

The provision for income taxes for 2001, 2000 and 1999 consists of the following (in thousands):

                                     Years Ended
                                     December 31,
                            ------------------------------
                              2000       2000       1999
                            --------   --------   --------
Current Tax Expense         $    528   $    603   $    718
Deferred Tax Expense        $     61   $     63   $     32
                            --------   --------   --------

                            $    589   $    666   $    750
                            ========   ========   ========

         The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

                                                     Years Ended
                                                     December 31,
                                           --------------------------------
                                             2001        2000        1999
                                           --------    --------    --------
Expected Tax Provision at a 34% Rate       $    750    $    633    $    722
Expected State Corporate Tax                     (2)          9           8
Effect of Tax Exempt Income                    (207)         (5)         (5)
Employee Stock Ownership Plan                    53          20          25
Other                                            (5)          9           -
                                           --------    --------    --------
                                           $    589    $    666    $    750
                                           ========    ========    ========

         Deferred tax liabilities have been provided for the temporary differences related to unrealized gains on available-for-sale securities, deferred loan costs, depreciation, the allowance for loan losses, and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for the temporary differences related to the Company's Recognition and Retention Plan and Employee Stock Ownership Plan, reserves for uncollected interest and late charges, deferred loan fees, and the allowance for losses on foreclosed real estate. The net deferred tax assets or liabilities in the accompanying consolidated balance sheets include the following components (in thousands):


                                                                   2001           2000
                                                               ------------   ------------
Deferred Tax Assets
       Recognition and Retention Plan                          $         13   $         13
       Employee Stock Ownership Plan                                     87             80
       Other                                                              9              9
                                                               ------------   ------------
       Total Deferred Tax Assets                                        102            102

                                                                   2001           2000
                                                               ------------   ------------
Deferred Tax Liabilities
       FHLB Stock Dividends                                    $        305   $        235
       Market Value Adjustment to
             Available-for-Sale Securities                              950            666
       Allowance for Loan Losses                                        183            187
       Other                                                             59             58
                                                               ------------   ------------
       Total Deferred Tax Liabilities                                 1,494          1,146
                                                               ------------   ------------

Deferred Tax Liabilities - Net of Deferred Tax Assets          $      1,390   $      1,044
                                                               ============   ============

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

The ESOP shares as of December 31, 2001 and 2000 were as follows:


                                                         2001           2000
                                                     ------------   ------------
Allocated Shares                                          103,658         78,215
Shares Released for Allocation                             28,132         28,132
Unreleased Shares                                         136,451        164,583
                                                     ------------   ------------

Total ESOP Shares                                         268,241        270,930
                                                     ============   ============
Fair Value of Unreleased Shares (in thousands)       $      2,039   $      2,397
                                                     ============   ============

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

A summary of the changes in restricted stock follows:

                                  Unawarded       Awarded
                                    Shares         Shares
                                 ------------   ------------

Balance at January 1, 2000             12,472        100,028
Purchased by Plan                           -              -
Granted                                     -              -
Forfeited                                   -              -
Earned and Issued                           -        (12,506)
                                 ------------   ------------

Balance at December 31, 2000           12,472         87,522
Purchased by Plan                           -              -
Granted                                     -              -
Forfeited                                   -              -
Earned and Issued                           -        (16,038)
                                 ------------   ------------

Balance at December 31, 2001           12,472         71,484
                                 ============   ============

NOTE O

STOCK OPTION PLAN

         In 1997, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was 343,850 shares, or ten percent of the total number of shares of common stock sold in the Company's initial public offering of its common stock.

The plan also permits the granting of Stock Appreciation Rights (SAR's). SAR's entitle the holder to receive, in the form of cash or stock, the increase in the fair value of the Company stock from the date of grant to the date of exercise. No SAR's have been issued under the plan.

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

                                    2000         2000         1999
                                 ----------   ----------   ----------
Net Income (In thousands)
       As Reported               $    1,617   $    1,195   $    1,375
       Pro Forma                      1,407          985        1,056

Earnings per Share
       As Reported:
        Basic                    $     1.04   $      .60   $      .58
        Diluted                        1.04          .60          .58
       Pro Forma:
        Basic                           .90          .50          .49
        Diluted                         .90          .50          .49

The fair value of options granted on October 15, 1997 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.59%; expected volatility of 16.2%; risk-free interest rate of 6.14%; and life of 9.88 years.

A summary of the status of the Company's stock option plan as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

                                                  2001                  2000                  1999
                                           -------------------   -------------------   -------------------
                                                      Exercise              Exercise              Exercise
Fixed Options                               Shares     Price      Shares     Price      Shares     Price
-------------                              --------   --------   --------   --------   --------   --------

Outstanding at Beginning of Year            275,076   $  17.18    275,076   $  17.18    275,076   $  17.18
Granted                                           -          -          -          -          -          -
Exercised                                         -          -          -          -          -          -
Forfeited                                         -          -          -          -          -          -
                                           --------              --------              --------
Outstanding at End of Year                  275,076   $  17.18    275,076   $  17.18    275,076   $  17.18
                                           ========              ========              ========
Options Exercisable at Year-end             220,061   $  17.18    176,507   $  17.18    121,492   $  17.18
                                           ========              ========              ========


The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                             Options Outstanding                          Options Exercisable
                             -------------------                          -------------------
                                                  Weighted-                             Weighted-
                  Number         Remaining         Average              Number           Average
  Exercise     Outstanding      Contractual        Exercise          Exercisable        Exercise
   Price       at 12/31/01         Life             Price            at 12/31/01          Price
   -----       -----------         ----             -----            -----------          -----

  $ 17.18        220,061         5.8 years          $ 17.18            220,061           $ 17.18

NOTE P

COMPREHENSIVE INCOME

         Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2001, 2000 and 1999. The following represents the tax effects associated with the components of comprehensive income.

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2001        2000        1999
                                                --------    --------    --------
Gross Unrealized Holding Gains (Losses)
          Arising During the Period             $  1,215    $  2,553    $ (3,577)
Tax (Expense) Benefit                               (413)       (868)      1,216
                                                --------    --------    --------

                                                     802       1,685      (2,361)
                                                --------    --------    --------

Reclassification Adjustment for (Gains)
          Losses Included in Net Income             (377)        283          20
Tax Expense (Benefit)                                128         (96)         (7)
                                                --------    --------    --------

                                                    (249)        187          13
                                                --------    --------    --------

Net Unrealized Holding Gains (Losses)
          Arising During the Period             $    553    $  1,872    $ (2,348)
                                                ========    ========    ========

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

The following table sets out the Association's various regulatory capital categories at December 31, 2001 and 2000.

                                             2001                               2000
                                             ----                               ----
                                    Dollars        Percentage          Dollars         Percentage
                                    -------        ----------          -------         ----------
                                  (Thousands)                        (Thousands)

Tangible Capital                    $26,393           14.40%           $24,199           16.22%
Tangible Equity                     $26,393           14.40%           $24,199           16.22%
Core/Leverage Capital               $26,393           14.40%           $24,199           16.22%
Tier 1 Risk-Based Capital           $26,393           28.24%           $24,199           38.87%
Total Risk-Based Capital            $26,828           28.71%           $24,619           39.54%


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

                                   Net Income for the
                                       Year Ended                Capital as of
                                   December 31, 2001           December 31, 2001
                                   -----------------           -----------------

Per GAAP                                $ 1,578                    $  28,218
                                        =======                    =========
Total Assets                                                       $ 186,002
                                                                   =========
Capital Ratio                                                          15.17%


                                                                            Core/            Tier 1              Total
                                    Tangible           Tangible           Leverage         Risk-Based          Risk-Based
                                     Capital            Equity             Equity            Capital            Capital
                                  ------------       ------------       ------------       ------------       ------------

Per GAAP                          $     28,218       $     28,218       $     28,218       $     28,218       $     28,218
       Capital Required
           to be Reduced:
           Unrealized Loss
           on Securities
           Available-for-Sale           (1,825)            (1,825)            (1,825)            (1,825)            (1,825)

       Allowance for Loan
           Losses                            -                  -                  -                  -                435
                                  ------------       ------------       ------------       ------------       ------------


       Regulatory Capital
           Measure                $     26,393       $     26,393       $     26,393       $     26,393       $     26,828
                                  ============       ============       ============       ============       ============


       Adjusted Total Assets      $    183,238       $    183,238       $    183,238
                                  ============       ============       ============

       Risk-Weighted Assets                                                                $     93,459       $     93,459
                                                                                           ============       ============

       Capital Ratio                     14.40%             14.40%             14.40%             28.24%             28.71%

       Required Ratio                     1.50%              2.00%              3.00%              4.00%              8.00%

       Required Capital           $      2,749                          $      5,497                          $      7,477
                                  ============                          ============                          ============
       Excess Capital             $     23,644                          $     20,896                          $     19,351
                                  ============                          ============                          ============

                                   Net Income for the
                                       Year Ended                Capital as of
                                   December 31, 2000           December 31, 2000
                                   -----------------           -----------------

Per GAAP                                $ 1,096                    $  25,492
                                        =======                    =========
Total Assets                                                       $ 151,175
                                                                   =========
Capital Ratio                                                          16.86%


                                                                             Core/          Tier 1 Risk-          Total
                                     Tangible           Tangible           Leverage            Based           Risk-Based
                                      Capital            Equity             Equity            Capital            Capital
                                   ------------       ------------       ------------       ------------       ------------

Per GAAP                           $     25,492       $     25,492       $     25,492       $     25,492       $     25,492
       Capital Required
           to be Reduced:
           Unrealized Loss
           on Securities
           Available-for-Sale            (1,293)            (1,293)            (1,293)            (1,293)            (1,293)

       Allowance for Loan
           Losses                             -                  -                  -                  -                420
                                   ------------       ------------       ------------       ------------       ------------


       Regulatory Capital
           Measure                 $     24,199       $     24,199       $     24,199       $     24,199       $     24,619
                                   ============       ============       ============       ============       ============


       Adjusted Total Assets       $    149,217       $    149,217       $    149,217
                                   ============       ============       ============

       Risk-Weighted Assets                                                                 $     62,260       $     62,260
                                                                                            ============       ============

       Capital Ratio                      16.22%             16.22%             16.22%             38.87%           39. 54%

       Required Ratio                      1.50%              2.00%              3.00%              4.00%              8.00%

       Required Capital            $      2,238                          $      4,476                          $      4,981
                                   ============                          ============                          ============


       Excess Capital              $     21,961                          $     19,723                          $     19,638
                                   ============                          ============                          ============


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

Future minimum rental payments are as follows:


     Year Ending
     December 31,            Amount
     ------------            ------
         2002             $    20,076
         2003                   8,038

        Total             $    28,114


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

Estimated fair values of the financial instruments are as follows (in thousands):

                                                   December 31, 2001         December 31, 2000
                                                   -----------------         -----------------
                                                 Carrying      Fair        Carrying      Fair
                                                  Amount       Value        Amount       Value
                                                ----------   ----------   ----------   ----------
Financial Assets
       Cash and Short-Term Investments          $    8,638   $    8,638   $    3,403   $    3,403
       Investment Securities                        35,820       35,820       11,000       11,000
       Mortgage-Backed Securities                      885          885        4,115        4,115
       Collateral Mortgage Obligations              52,087       52,087       53,745       53,745
       Loans (Net of Loan Allowance)                81,611       83,904       74,480       73,674

Financial Liabilities
       Deposits                                 $   71,169   $   71,961   $   58,879   $   57,759
       Advances from Federal Home Loan Bank         79,265       80,836       54,191       52,425

Unrecognized Financial Instruments
       Commitments to Extend Credit             $      575   $      619   $      400   $      398
       Unfunded Construction Loan Commitments        1,690        1,775          554          533
       Unfunded Commercial Lines of Credit              74           74            1            1

NOTE W

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following sets forth condensed results of operations for 2001 and 2000 (dollar amounts in thousands, except per share data):

                                           First        Second          Third         Fourth
2001                                      Quarter       Quarter        Quarter        Quarter
                                        ----------     ----------     ----------     ----------

Interest Income                         $    3,089     $    3,445     $    3,376     $    3,190
Interest Expense                             1,848          2,123          2,008          1,847
                                        ----------     ----------     ----------     ----------
    Net Interest Income                      1,241          1,322          1,368          1,343
Provision for Loan Losses                       13              -              2              9
Other Income                                   598              7             31             10
Other Expense                                  883            923            940            945
Income Tax Expense                             335            124            131             (1)
                                        ----------     ----------     ----------     ----------

    Net Income                          $      608     $      282     $      326     $      400
                                        ----------     ----------     ----------     ----------

Net Income per Common Share (1)
    Basic                               $     0.36     $     0.17     $     0.22     $     0.28
    Dilluted                            $     0.36     $     0.17     $     0.22     $     0.28
Dividends Per Share                     $     0.09     $     0.09     $     0.09     $     0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.


                                           First         Second            Third         Fourth
2000                                      Quarter        Quarter          Quarter        Quarter
                                        ----------      ----------      ----------     ----------

Interest Income                         $    2,798      $    2,822      $    2,848     $    2,794
Interest Expense                             1,367           1,402           1,537          1,570
                                        ----------      ----------      ----------     ----------
    Net Interest Income                      1,431           1,420           1,311          1,224
Provision for Loan Losses                        -               -               7              -
Other Income                                   (58)           (196)            292           (167)
Other Expense                                  835             868             864            823
Income Tax Expense                             206             133             272             55
                                        ----------      ----------      ----------     ----------

    Net Income                          $      332      $      223      $      460     $      179
                                        ----------      ----------      ----------     ----------

Net Income per Common Share (1)
    Basic                               $     0.14      $     0.11      $     0.26     $     0.11
    Dilluted                            $     0.14      $     0.11      $     0.26     $     0.11
Dividends Per Share                     $     0.07      $     0.09      $     0.09     $     0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

NOTE X

EARNINGS PER COMMON SHARE

         Earnings per share are computed using the weighted average number of shares outstanding. Options to purchase 275,076 shares at $17.18 per share were outstanding during 2001, 2000, and 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value price of the common shares. The options were still outstanding at December 31, 2001. The Company had no other securities outstanding during the years ended December 31, 2001, 2000, or 1999 that would have a dilutive effect on earnings per share.

         Average shares outstanding at December 31, 2001, 2000 and 1999 amounted to 1,555,260, 1,976,605, and 2,383,168 respectively.

NOTE Y

CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                               GS FINANCIAL CORP.
                          CONDENSED FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                          December 31,
                                                                        2001         2000
                                                                      --------     --------

Cash and Cash Equivalents                                             $    131     $    254
Investments - Available-for-Sale, at Fair Value                            871          238
Mortgage-Backed Securities - Available-for-Sale, at Fair Value             891        1,545
Investment in Subsidiary                                                28,218       25,492
Loan Receivable                                                          1,718        1,947
Dividend Receivable from Subsidiary                                      3,000        8,035
Other Assets                                                               777          468
                                                                      --------     --------

                                                                      $ 35,606     $ 37,979
                                                                      ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred Tax Liability                                                $     15     $      5
Accrued Income tax                                                           4            -
Stockholders' Equity                                                    35,587       37,974
                                                                      --------     --------

                                                                      $ 35,606       37,979
                                                                      ========     ========

                               GS FINANCIAL CORP.
                             STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                          For the Years Ended
                                                              December 31,
                                                       2001       2000        1999
                                                     --------   --------    --------

INTEREST INCOME
    Mortgage-Backed Securities                       $     76   $    128    $    147
    Dividend from Subsidiary                                -      5,000         250
    Loans                                                 152        173         192
    Investment Securities                                  26         19          63
    Other Interest Income                                   6         39          27
                                                     --------   --------    --------

       Total Interest Income                              260      5,359         679
                                                     --------   --------    --------

NON-INTEREST INCOME
    Undistributed Earnings of Subsidiary                1,579     (3,904)        994
    Income from Real Estate Held-for-Investment             5          -           2
                                                     --------   --------    --------

       Total Non-Interest Income                        1,584     (3,904)        996
                                                     --------   --------    --------

NON-INTEREST EXPENSES
    General and Administrative                             70         59          68
    Intercompany Personnel Expense                        122        116         110
    Taxes                                                  16         20          34
    Loss on Sale of Investments                             -         10          13
                                                     --------   --------    --------

       Total Non-Interest Expenses                        208        205         225
                                                     --------   --------    --------

INCOME BEFORE INCOME TAX                                1,636      1,250       1,450

PROVISION FOR INCOME TAX                                   19         55          75
                                                     --------   --------    --------

NET INCOME                                           $  1,617   $  1,195    $  1,375

                               GS FINANCIAL CORP.
                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     For the Years Ended
                                                                         December 31,
                                                                 2001        2000        1999
                                                               --------    --------    --------
OPERATING ACTIVITIES
    Net Income                                                 $  1,617    $  1,195    $  1,375
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities
      Depreciation Expense                                            2           3           4
         Loss on Sale of Investments                                  -          10          13
         Equity in Undistributed Earnings of Subsidiary          (1,579)      3,904        (994)
         Amortization of Investment Premium                          15           4          13
         Dividend on IMF Fund                                       (21)        (11)        (23)
         Dividend on ARM Fund                                        (1)         (8)        (40)
         Decrease in Accrued Interest Receivable                      5           2           4
         Decrease in Dividend Receivable from Subsidiary          5,035       3,335           -
         Decrease in Tax Receivable                                   -          47          15
         Deferred Income Tax                                         (2)         10           -
         (Increase) Decrease in Other Assets                         (4)         (8)          2
         (Decrease) Increase in Accrued Income Tax                    5          (1)        (91)
                                                               --------    --------    --------
           Net Cash Provided by Operating Activities              5,072       8,482         278
                                                               --------    --------    --------

INVESTING ACTIVITIES
    Redemption (Purchase) of IMF Mutual Fund                          -         200         536
    Investment (Redemption) in ARM Mutual Fund                     (481)        (60)      2,809
    Investment in Other Equity Securities                          (123)        (50)          -
    Principal Paydowns Note Receivable GS Financial ESOP            229         238         215
    Principal Paydowns on Mortgage-Backed Securities -
      Available-for-Sale                                            668         227         607
    Investment in Real Estate                                      (316)          -           -
                                                               --------    --------    --------
           Net Cash Provided by Investing Activities                (23)        555       4,167
                                                               --------    --------    --------

FINANCING ACTIVITIES
    Purchase of Treasury Stock                                   (4,611)     (8,590)     (3,654)
    Payment of Dividends                                           (561)       (763)       (846)
                                                               --------    --------    --------

           Net Cash (Used in) Financing Activities               (5,172)     (9,353)     (4,500)
                                                               --------    --------    --------


NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                              (123)       (316)        (55)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF YEAR                                                            254         570         625
                                                               --------    --------    --------

CASH AND CASH EQUIVALENTS - END
 OF YEAR                                                       $    131    $    254    $    570
                                                               --------    --------    --------

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         Item 14 of the Form 10-K is hereby amended and restated in its entirety to read as follows:

(a)      Documents filed as part of this Report.

(1)      The following financial statements are incorporated by reference from
         Item 8 hereof:
               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Fiscal Periods
                   Ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Changes in Shareholders' Equity for
                   the Fiscal Periods Ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Cash Flows for the Fiscal Periods
                   Ended December 31, 2001, 2000 and 1999
               Notes to Consolidated Financial Statements

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

                                  EXHIBIT INDEX

3.1*     Articles of Incorporation of GS Financial Corp.
3.2*     Bylaws of GS Financial Corp.
4.1*     Stock Certificate of GS Financial Corp.
10.1**   GS Financial Corp. Stock Option Plan
10.2**   GS Financial Corp. Recognition and Retention Plan and Trust Agreement
           for Employees and Non-Employee Directors
10.3*    Employment Agreement among GS Financial Corp. Guaranty Savings and
           Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*    Employment Agreement among GS Financial Corp. Guaranty Savings and
           Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0***  2001 Annual Report to Stockholders
21.0***  Subsidiaries of the Registrant
99.1     Chief Executive Officer Certification pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.
99.2     Principal Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

** Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File
No. 000-22269)

*** Previously filed.

(b)      Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GS FINANCIAL CORP.


September 20, 2002                    By: /s/ DONALD C. SCOTT
                                          --------------------
                                          Donald C. Scott
                                          CHAIRMAN OF THE BOARD, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION


I, Donald C. Scott, the Chairman of the Board, President and Chief Executive Officer of GS Financial Corp., certify that:

1. I have reviewed this amended annual report on Form 10-K/A of GS Financial Corp.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


Date: September 20, 2002                  /s/ DONALD C. SCOTT
                                          --------------------------------------
                                          Donald C. Scott
                                          CHAIRMAN OF THE BOARD, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER



                                  CERTIFICATION


I, Glenn R. Bartels, the Controller (principal financial and accounting officer) of GS Financial Corp., certify that:

1. I have reviewed this amended annual report on Form 10-K/A of GS Financial Corp.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


Date: September 19, 2002                        /s/ GLENN R. BARTELS
                                                ---------------------
                                                Glenn R. Bartels
                                                CONTROLLER