Form 10-Q
period 2002-09-30
GS FINANCIAL CORP
filed 2002-11-15
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number: 0-22269

GS Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Louisiana	72-1341014
(State or Other Jurisdiction	(IRS Employer ID Number)
of Incorporation or Organization)

3798 Veterans Blvd.

Metairie, LA 70002

(Address of Principal Executive Offices)

Registrant’s Telephone Number: (504) 457-6220

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

x Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	x No

As of November 13, 2002, there were 1,520,961 shares of the Registrant’s common stock outstanding, net of treasury shares. The financial statements contained within this Form 10-Q at September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Quarterly period ended September 30, 2002

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of September 30, 2002, Unaudited and December 31, 2001, Audited)	3

	Consolidated Statements of Income
	(For the three and nine months ended September 30, 2002 and 2001, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the nine months ended September 30, 2002 and 2001, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the nine months ended September 30, 2002 and 2001, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

Part II - Other Information		17

Item 1	Legal Proceedings	17

Item 2	Changes in Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17-18

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	September 30, 2002	Dec. 31, 2001
	(Unaudited)	(Audited)
Cash and Due from Banks	$2,194	$376
Interest-Bearing Deposits in Other Banks	4,358	8,132
Federal Funds Sold	980	130
Investment Securities	56,587	35,820
Loans (Net)	81,595	81,611
Mortgage-Backed Securities	643	885
Collateralized Mortgage Obligations	50,456	52,087
FHLB Stock	5,424	5,304
Accrued Interest Receivable	671	883
Premises and Equipment	2,670	2,546
Other Assets	759	720

Total Assets	$206,337	$188,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Interest-Bearing Deposits	$99,296	$70,925
Non-Interest Bearing Deposits	1,087	982
Borrowings	69,129	79,265
Other Liabilities	2,403	1,914

Total Liabilities	171,915	153,086

STOCKHOLDERS’ EQUITY
Common Stock & Additional Paid in Capital	34,157	33,945
Treasury Stock	(27,461)	(25,179)
Accumulated Other Comprehensive Income	2,070	1,845
Unearned ESOP Stock	(1,153)	(1,365)
Unearned RRP Trust Stock	(1,477)	(1,477)
Other Stockholders’ Equity	28,286	27,639

Total Stockholders’ Equity	34,422	35,408

Total Liabilities and Stockholders’ Equity	$206,337	$188,494
GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

INTEREST INCOME (from)
Loans	$1,616	$1,518	$4,827	$4,448
Mortgage-Backed Securities	12	16	38	74
Investment Securities	413	367	1,285	958
Collateralized Mortgage Obligations	1,105	1,398	3,076	3,960
Other Interest Income	65	77	190	470
Total Interest Income	3,211	3,376	9,416	9,910

INTEREST EXPENSE (on)
Deposits	713	726	1,989	2,155
FHLB Advances	986	1,282	3,097	3,822
Total Interest Expense	1,699	2,008	5,086	5,977

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	1,512	1,368	4,330	3,933

PROVISION FOR LOAN LOSSES	-	2	15	16

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,512	1,366	4,315	3,917

NON-INTEREST INCOME
Gain on Sale of Investments	-	16	20	607
Other Income	21	6	61	17
Total Non-Interest Income	21	22	81	624

OTHER EXPENSES
Compensation and Benefits	654	597	1,944	1,765
Net Occupancy Expense	105	89	318	262
Other Expenses	268	245	761	707
Total Other Expenses	1,027	931	3,023	2,734

INCOME BEFORE TAX EXPENSE	506	457	1,373	1,807

INCOME TAX EXPENSE	105	131	287	591

NET INCOME	$401	$326	$1,086	$1,216

BASIC EARNINGS PER SHARE	$.30	$.22	$.78	$.76
DILUTED EARNINGS PER SHARE	$.30	$.22	$.78	$.76

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2002, and 2001
(Dollars in Thousands) (Unaudited)

					Unearned		Accumulated
		Additional		Unallocated	RRP		Other	Total
	Common Stock	Paid in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders’ Equity
BALANCE AT
DECEMBER 31, 2000	$ 34	$ 33,854	$ (20,568)	$ (1,646)	$ (1,754)	$ 26,583	$ 1,292	$ 37,795

Net Income for Nine Months
Ended September 30, 2001	-	-	-	-	-	1,216	-	1,216

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	557	557

Purchase of Treasury Stock	-	-	(4,486)	-	-	-	-	(4,486)

ESOP Compensation Earned	-	185	-	211	-	-	-	396

Distribution of RRP Stock	-	(21)	-	-	72	-	-	51

Cash Dividends Paid	-	-	-	-	-	(507)	-	(507)
BALANCE AT
SEPTEMBER 30, 2001	$ 34	$ 34,018	$ (25,054)	$ (1,435)	$ (1,682)	$ 27,292	$ 1,849	$ 35,022
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2001	$ 34	$ 33,911	$ (25,179)	$ (1,365)	$ (1,477)	$ 27,639	$ 1,845	$ 35,408

Net Income for Nine Months
Ended September 30, 2002	-	-	-	-	-	1,086	-	1,086

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	225	225

Purchase of Treasury Stock	-	-	(2,282)	-	-	-	-	(2,282)

ESOP Compensation Earned	-	212	-	212	-	-	-	424

Cash Dividends Paid	-	-	-	-	-	(439)	-	(439)
BALANCE AT
SEPTEMBER 30, 2002	$ 34	$ 34,123	$ (27,461)	$ (1,153)	$ (1,477)	$ 28,286	$ 2,070	$ 34,422
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,086	$1,216
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	125	104
Discount Accretion Net of Premiums Amortized	(623)	(376)
Provision for Loan Losses	15	16
Gain on Sale of Foreclosed Real Estate	(17)	(10)
Net Loan Fees	2	-
Dividend on ARM Fund	(425)	(208)
Dividend on IMF Fund	(14)	(16)
Dividend on UST Fund	(43)	-
Non-Cash Dividend – FHLB	(120)	(159)
ESOP Expense	353	322
RRP Expense	111	161
Gain on Sale of Investments	(20)	(607)
Increase in Prepaid Income Taxes – Current	7	-
Changes in Deferred Income Tax	517	155
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accrued Interest Receivable	213	(93)
Increase in Deferred Charges	(26)	(53)
Increase in Accrued Income Tax	-	101
Increase in Other Liabilities	262	108
(Increase) Decrease in Other Assets	(18)	2

Net Cash Provided by Operating Activities	1,385	663

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of FHLMC Common Stock	$-	$632
Investment in Adjustable Rate Mutual Fund	(21,136)	(9,157)
Redemption of UST Fund	4,284	-
Purchase of CMOs	(41,799)	(35,711)
Proceeds from Maturities of CMOs	43,986	19,813
Proceeds from Sale of CMOs	-	2,316
Investment in FHLMC Preferred Stock	(3,621)	(12,718)
Net Sale/(Investment) in Other Equity Investments	193	(173)
Proceeds from Maturities of Available-for-Sale Securities	-	1,586
Proceeds from Maturities of Mortgage-Backed Securities	239	814
(Investment)/Redemption of IMF Mutual Fund	(14)	10
Proceeds from Sale of Mortgage-Backed Securities	-	2,739
Net Loan Repayments/(Originations)	2	(2,278)
Purchases of Premises and Equipment	(66)	(102)
Purchase of Land for Future Branch Development	(171)	-
Proceeds from Sales of Foreclosed Real Estate	51	186
Investment in Real Estate Held for Investment	(13)	(276)
Investment in Foreclosed Real Estate	(45)	(389)
Purchase of FHLB Stock	-	(1,990)

Net Cash Used in Investing Activities	(18,110)	(34,698)

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$28,602	$7,383
Net Decrease in Unapplied Loan Payments	-	(7)
Net Decrease in Advance Payments by Borrowers for
Taxes and Insurance	(126)	(162)
Net (Decrease) Increase in FHLB Advances	(10,136)	34,509
Payment of Cash Stock Dividends	(439)	(507)
Purchase of Treasury Stock	(2,282)	(4,486)

Net Cash Provided by Financing Activities	15,619	36,730

NET CASH EQUIVALENTS	(1,106)	2,695

CASH AND CASH EQUIVALENTS – January 1,	8,638	3,403

CASH AND CASH EQUIVALENTS – September 30,	$7,532	$6,098

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At September 30, 2002, there were 136,451 unallocated shares and the balance of the loan was $1.4 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $118,000 for the three months ended September 30, 2002, compared to $107,000 for the three months ended September 30, 2001. The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the weighted average shares outstanding were approximately 1.3 million for the three months ended September 30, 2002, and 1.5 million shares for the three months ended September 30, 2001, basic and diluted. For the three months ended September 30, 2002, earnings per common share were $.30 compared to $.22 for the three months ended September 30, 2001 (basic and diluted). During the three months ended September 30, 2002 and 2001, the Company declared and paid a cash dividend in the amount of $.09 per common share in each period. For the nine months ended September 30, 2002, average shares outstanding were 1.4 million with earnings of $.78 per common share basic and diluted. For the nine months ended September 30, 2001, average shares outstanding were 1.6 million with earnings of $.76 per common share basic and diluted.

(4) INVESTMENT SECURITIES

(Dollars in thousands)	September 30, 2002		December 31, 2001

	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$801	$923	$801	$886
ARM Mutual Fund	33,617	33,658	12,481	12,513
IMF Mutual Fund	408	416	394	397
UST Mutual Fund	-	-	4,255	4,251
FHLMC Common Stock	16	894	16	1,047
FHLMC Preferred Stock	19,846	20,696	16,224	16,550
Equity Investments-Other	-	-	173	176

TOTAL INVESTMENTS	$54,688	$56,587	$34,344	$35,820

(5) LOANS

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Total Loans	$ 82,035	$ 82,037
Allowance for Loan Losses	(450)	(435)
Net Unearned Fees	10	9
	--------	--------
TOTAL NET LOANS	$ 81,595	$ 81,611
	=====	=====

Permanent Mortgages (1-4 family)	$ 61,670	$ 69,863
Construction (1-4 family)	952	1,056
Commercial Mortgages	8,242	3,431
Other Mortgages	8,992	6,750
Commercial	1,707	683
Consumer (secured by deposits)	472	254
	--------	--------
TOTAL LOANS	$ 82,035	$ 82,037
	=====	=====

ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended	September 30,
(Dollars in thousands)	2002	2001
	-----	-----
Beginning Balance, July 1,	$ 450	$ 424
Provision for Losses	-	2
Loans Charged Off	-	-
	-----	-----
Ending Balance, September 30,	$ 450	$ 426
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	September 30, 2002		December 31, 2001
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$613	$643	$857	$885

TOTAL MORTGAGE-
BACKED SECURITIES	$613	$643	$857	$885

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	September 30, 2002		December 31, 2001
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ 2,319	$ 2,307	$ 1,283	$ 1,274
GNMA	4,366	4,374	-	-
FHLMC	25,328	25,441	13,702	13,790
Private Issue	17,224	18,334	35,810	37,023
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 49,237	$ 50,456	$ 50,795	$ 52,087
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Passbook Savings	$ 29,162	$ 20,042
Certificates of Deposit	63,398	43,217
NOW Accounts	6,736	7,666
	--------	--------
TOTAL INTEREST-BEARING DEPOSITS	$ 99,296	$ 70,925
	=====	=====

(9) BORROWINGS

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Amounts maturing within 1 year	$ 28,249	$ 17,241
Amounts maturing over 1 year	40,880	62,024
	--------	--------
TOTAL BORROWINGS	$ 69,129	$ 79,265
	=====	=====

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

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of September 30, 2002, 125,028 shares had been awarded of which 53,544 had been earned and issued. Compensation expense related to the RRP was $37,000 for the three months ended September 30, 2002, compared to $45,000 for the three months ended September 30, 2001.

(12) TREASURY STOCK

As of September 30, 2002, the Company had repurchased approximately 1.9 million shares at an average price of $14.42 per share. During the quarter ended September 30, 2002, the Company repurchased 77,525 shares at a cost of $1.4 million. During the second quarter of 2002, the Company announced a new buyback program to purchase up to 350,000 shares of common stock. The following table summarizes the repurchase of shares of the Company’s common stock by year and for the nine months ended September 30, 2002:

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	$ 12.22
2000	679,600	$ 12.64
2001	305,684	$ 15.09
2002	129,301	$ 17.64
	------------	-------
Total	1,904,639	$ 14.42

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

(13) OTHER EXPENSES

Listed below are the major recurring components comprising Other Expenses.

	For the Three Months
	Ended September 30,
	2002	2001
Office Supplies and Telephone	$40,188	$29,798
Bank Shares and Franchise Tax	90,464	78,483
Data Processing	39,672	37,346
Advertising	32,137	27,474
Supervisory Fees	22,649	25,603

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

GENERAL

The Company’s principal business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association. The Association, founded in New Orleans, Louisiana in 1937, provides financial services primarily to individuals. It’s principal products include residential and non-residential mortgage loans, commercial term and line of credit loans, passbook savings accounts, certificates of deposit, and demand deposit accounts. The Association also invests in short-term and long-term liquid investments such as overnight Federal Funds, United States Treasury and Agency issued securities, collateralized mortgage obligations (CMOs) and mortgage-backed securities.

The following discussion compares the financial condition of GS Financial Corp. at September 30, 2002 to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and 2001.

CHANGES IN FINANCIAL CONDITION

The third quarter of 2002 saw a decrease in interest rates which we believe resulted in many consumers refinancing their home mortgage loans. During this same period the stock market was in a continued downward trend which it is assumed resulted in more investors buying money market type investments. The impact of these trends on the Company during the nine months ended September 30, 2002 was the continued growth of its retail deposit base while its residential mortgage loans and CMOs experienced significant paydowns. The non-residential lending activity of the Company continued to be steady and helped offset the payoff of many of its residential mortgage loans. Most of the Company’s cash accumulated through the growth in deposits and CMO paydowns has been invested in short-term investments.

At September 30, 2002, the assets of the Company totaled $206.3 million, increasing $17.8 million from December 31, 2001, when total assets were $188.5 million. The Company has experienced $28.5 million in growth in customer deposits during 2002. Some of the cash has been used to help retire the Company’s debt to Federal Home Loan Bank of Dallas (FHLB) by replacing wholesale funding with less expensive retail funding.

Loans were essentially unchanged from December 31, 2001 to September 30, 2002 at $81.6 million. What has changed is the composition of the loan portfolio. Permanent mortgages on residential dwellings have decreased from $69.9 million at December 31, 2001, to $61.7 million at September 30, 2002. Conversely the non-residential loan portfolio has increased $8.3 million from $11.1 million at December 31, 2001, to $19.4 million at September 30, 2002. Most of these loans are secured by multifamily dwellings or commercial real estate.

Collateralized mortgage obligations decreased $1.6 million, or 3%, to $50.5 million at September 30, 2002 compared to $52.1 million at December 31, 2001. During the third quarter of 2002, the Company received $17.0 million of CMO principal paydowns as opposed to approximately $9.6 million during the second quarter of 2002. Thus far in 2002, the Company has received $44.0 million in principal repayments and has purchased $41.8 million of CMOs. Early in October, 2002, the Company committed to purchase an additional $13.0 million of CMOs.

The Company’s investment in mortgage-backed securities consists solely of fixed-rate GNMA bonds. During 2002, the Company’s investment in these instruments decreased $.2 million due to regularly scheduled paydowns.

Investment securities increased $20.8 million to $56.6 million at September 30, 2002 compared to $35.8 million at December 31, 2001. The increase in investment securities was funded through the payoff of CMOs and the increase in retail deposits.

The Company’s cash and cash equivalents decreased approximately $1.1 million from $8.6 million at December 31, 2001, compared to $7.5 million at September 30, 2002. Cash and cash equivalents consists of cash on hand, Federal Funds Sold and balances in interest and non-interest- bearing deposits in the Federal Home Loan Bank and other domestic financial institutions.

Interest-bearing deposits increased $28.4 million to $99.3 million at September 30, 2002, compared to $70.9 million at December 31, 2001. In the third quarter of 2002, net deposits of $14.5 million were generated. During 2002, certificates of deposit have increased $20.2 million, savings accounts have increased $9.2 million and NOW accounts have decreased $1.0 million.

The Company’s borrowings from the FHLB decreased $10.2 million from $79.3 million at December 31, 2001 to $69.1 million at September 30, 2002. The Company’s borrowings consisted of $40.4 million of fully amortizing FHLB advances, $24.1 in bullet (interest only until maturity) advances, and $4.6 million in balloon obligations from the FHLB. The decrease was due to regularly scheduled monthly amortization payments.

Stockholders’ equity decreased $1.0 million to $34.4 million at September 30, 2002 compared to $35.4 million at December 31, 2001. The biggest increase in stockholders’ equity was attributed to net income of $1.1 million during the nine months ended September 30, 2002, while the largest reduction was due to $2.3 million in treasury stock purchases. Other minor changes were due to retirement of ESOP debt, an increase in other comprehensive income and payment of dividends.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended September 30, 2002 was $401,000 compared to $326,000 for the three months ended September 30, 2001. Basic earnings per common share were $.30 for the three months ended September 30, 2002 on average shares outstanding of 1,329,660 compared to $.22 per common share for the three months ended September 30, 2001 on average shares outstanding of 1,511,461. For the nine months ended September 30, 2002, net income was $1.1 million, or $.78 per common share on average shares outstanding of 1,392,500, compared to net income of $1.2 million or $.76 per common share based on average shares outstanding of 1,602,312 for the nine months ended September 30, 2001. It should be noted that the results in 2001 included the effects from a one time gain of $600,000 on the sale of investment securities.

INTEREST INCOME

Total interest income for the quarter ended September 30, 2002 was $3.2 million, compared to $3.4 million for the quarter ended September 30, 2001. For the three months ended September 30, 2002, average interest-earning assets were $193.3 million with an annualized yield of 6.6%. For the same period in 2001 average total interest-earning assets were $186.1 million yielding 7.2%. For the nine months ended September 30, 2002, the Company’s average earning assets were $187.9 yielding 6.7%. For the nine months ended September 30, 2001, average earning assets were $184.0 million yielding 7.2%.

Interest income from loans was $1.6 million for the three months ended September 30, 2002, compared to $1.5 million for the three months ended September 30, 2001. During the third quarter of 2002, the average loan portfolio balance was $82.3 million and yielded 7.9%. The average balance of the loan portfolio for the third quarter of 2001 was $75.4 million which yielded 8.1%.

Interest income from mortgage-backed securities was $12,000 for the three months ended September 30, 2002, compared to $16,000 for the three months ended September 30, 2001. The average balance of mortgage-backed securities during the three months ended September 30, 2002, was $.6 million which yielded 7.65%. For the same period in 2001, the average balance of mortgage-backed securities was $1.0 million which yielded of 6.2%.

Interest income from CMOs decreased to $1.1 million for the three months ended September 30, 2002, compared to $1.4 million for the three months ended September 30, 2001. During the three months ended September 30, 2002 the average balance of the Company’s portfolio of CMOs was $61.3 million with an annualized yield of 7.2%. For the same period in 2001, the average balance was $74.9 million which yielded 7.5%.

Interest income from investment securities was $413,000 for the three months ended September 30, 2002 compared to $367,000 for the three months ended September 30, 2001. The average balance of investment securities was $38.1 million which yielded 4.3% during the three months ended September 30, 2002 compared to $26.6 million yielding 5.5% for the three months ended September 30, 2001.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, decreased from $77,000 for the three months ended September 30, 2001, to $65,000 for the three months ended September 30, 2002. The change was due to the reduced yield of these money market type investments. For the three months ended September 30, 2002, the average balance of such investments was $10.9 million compared to $8.6 million for the three months ended September 30, 2001.

PROVISION FOR LOAN LOSSES

The Company had no provision for loan loss for the three months ended September 30, 2002 and a provision of $2,000 for the three months ended September 30, 2001. The level of the ALL at September 30, 2002 of $450,000, represents .55% of the entire loan portfolio, compared to .54% at December 31, 2001. Asset quality remains strong with non-performing assets in 2002 remaining low. Over the last ten years, repossessions and charge-offs have been very low for the Company due to the strength of the local economy and real estate market and the high underwriting standards maintained by management. Loans classified as substandard, for which a specific potential for loss has been identified are considered "special assets." Special assets were $179,000 at December 31, 2001 with an ALL of $56,000 compared to $251,000 at September 30, 2002 with an allocated ALL of $49,000.

INTEREST EXPENSE

The Company’s total interest expense decreased $.3 million to $1.7 million for the three months ended September 30, 2002 compared to $2.0 million for the three months ended September 30, 2001. The average balance of total interest-bearing liabilities was $160.6 million at a cost of 4.2% for the three months ended September 30, 2002. For the same period in 2001 the average balance of interest-bearing liabilities was $154.5 million costing 5.2%. The decrease in cost of funds was due to the effects of lower rates paid on certificates of deposit, passbook savings and NOW accounts and less reliance on wholesale funds borrowed from the FHLB.

The average balance of interest-bearing deposits was $90.3 million for the three months ended September 30, 2002 costing 3.2%. Average interest-bearing deposits for the three months ended September 30, 2001 were $64.2 million costing 4.5%. Interest expense on interest-bearing deposits was $.7 million for the three months ended September 30, 2002 and 2001, respectively.

The average balance of FHLB advances was $70.2 million at an annualized cost of 5.6% for the three months ended September 30, 2002. The average balance of FHLB advances for the three months ended September 30, 2001 was $90.3 million with an annualized cost of 5.7%.

OTHER EXPENSES

Total other expenses for the three months ended September 30, 2002 were $ 1.0 million compared to $.9 million for the three months ended September 30, 2001. The increase in expenses was primarily attributable to the additional costs of the Company’s new branch office and loan production office. The primary increases has come in the area of compensation expense, although items such as data processing and telephone expenses are also higher.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the Company’s ability to meet its short-term obligations with ready cash. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of dividends, cash letters and the daily operating expenses of the Company. Liquidity management involves the daily monitoring of cash on hand, non-interest bearing operating accounts, overnight Federal Funds Sold, short-term investments, and the Company’s ability to convert these assets into cash without incurring a loss. Monthly paydowns on mortgage loans, mortgage-backed securities and CMOs are anticipated and channeled to either cash on hand, overnight Federal Funds Sold or short-term investments in order to meet the Company’s demands and maximize interest earned on these funds.

The Company’s primary sources of funds are interest-bearing customer deposits, FHLB advances and maturities of existing investments including mortgage loans, mortgage-backed securities, investment securities and collateralized mortgage obligations. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of September 30, 2002, the Association’s tangible and core capital amounted to $27.9 million, or 13.9% of adjusted total assets, while the Association’s risk-based capital was $28.3 million, or 24.5% of total adjusted risk-weighted assets.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2001 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2002. Management believes there have been no material changes in the Company’s market risk since December 31, 2001.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date: November 14, 2002	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Glenn R. Bartels
Glenn R. Bartels, Controller

CERTIFICATION

I, Donald C. Scott, the President and Chief Executive Officer of GS Financial Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of GS Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Glenn R. Bartels, the Controller of GS Financial Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of GS Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Glenn R. Bartels
Glenn R. Bartels, Controller