Form 10-K
period 2002-12-31
GS FINANCIAL CORP
filed 2003-03-26
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes	No x

As of June 28, 2002, there were 1,611,386 shares of the Registrant’s common stock, par value $.01 per share, issued and outstanding. The aggregate market value of such stock, excluding the shares held by all directors, officers and affiliates of the Registrant, was $19.8 million at June 28, 2002 based on the per common share price at closing of $18.01 on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the following documents which have been incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1)	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated into Part II, Items 5 through 9, and Part IV, Item 15.
(2)	Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days of the Registrant’s fiscal year end are incorporated into Part III, Items 10 through 13.

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

General

GS Financial Corp. (the "Company") was incorporated under Louisiana law on December 24, 1996 as a thrift holding company. The Company commenced operations on April 1, 1997 upon the completion of its initial public offering of common stock, which trades on the Nasdaq National Market under the symbol "GSLA." On that date the Company’s wholly owned subsidiary, Guaranty Savings and Homestead Association (the "Association") was converted from a Louisiana chartered mutual savings and loan association to a Louisiana chartered stock savings and loan association. This was accomplished through the offer and sale of common stock by the Company to certain depositors, employees, officers and directors of the Association as well as the GS Financial Employee Stock Ownership Plan (the "ESOP"). The Company simultaneously used a portion of the proceeds of its sale of common stock to acquire 100% of the stock of the Association.

The Company's principal business is conducted through the Association. Guaranty Savings and Homestead Association was founded in New Orleans, Louisiana in 1937 as a mutual savings and loan association. The Association’s unconsolidated assets at December 31, 2002 totaled $207.1 million and comprise 98.6% of the total consolidated assets of the Company. The Association provides financial services primarily to individuals, mainly through the origination of mortgage loans on 1-4 family residences. The Association accepts deposits in the form of passbook savings, certificates of deposit, demand deposit accounts and individual retirement accounts. The Association also invests in short and long term liquid investments such as US Treasury and Agency securities, mortgage backed securities, overnight Federal Funds, money market investments and qualified thrift grade mutual funds. The balance of the consolidated assets includes $2.1 million in similar short and long-term liquid investments, and $.8 million in fixed assets held exclusively at the Company level.

Regulation

The Company’s primary regulator is the Office of Thrift Supervision ("OTS"). The OTS regulates all thrifts and thrift holding companies whose deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions ("OFI"). These two agencies currently examine the Company approximately every 18 months on an individual basis, relying on the examination report of the other agency on cycles, alternating when it is not their year to examine the Association. The nature of such examinations includes safety and soundness issues as well as compliance with applicable laws and regulations. The Association and Company were last examined by the OTS as of June 30, 2002.

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

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated (in thousands):

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2002	2001	2000	1999	1998
Real Estate Loans:
One to Four
Family Residential	$57,502	$69,843	$71,092	$67,424	$61,562
FHA and VA	1	9	52	140	237
Construction	1,263	1,056	619	646	740
Commercial Real Estate	8,672	3,431	1,006	1,377	1,157
Other	9,451	6,750	1,453	446	201
	---------	---------	---------	---------	---------
Total Real Estate Loans	76,889	81,089	74,222	70,033	63,897

Consumer Loans:
Second Mortgage	7	11	52	84	119
Loans on Deposits	396	254	237	367	337
	---------	---------	---------	---------	---------
Total Consumer Loans	403	265	289	451	456

Commercial Loans	1,515	683	381	-	-
	---------	---------	---------	---------	---------
Total Loans	78,807	82,037	74,892	70,484	64,353

Allowance for
Loan Losses	(483)	(435)	(420)	(424)	(463)

Net Deferred Loan
Origination Costs	10	9	8	6	5
	---------	---------	---------	---------	---------
Net Loans	$78,334	$81,611	$74,480	$70,066	$63,895
	=====	=====	=====	=====	=====

Contractual Term to Final Maturities. The following table sets forth certain information as of December 31, 2002 regarding the dollar amount of loans maturing in the Company’s portfolio, based on the contractual date of the loan’s final maturity, before giving effect to net items. Demand loans and loans having no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 2002 is shown in the appropriate year of the loan’s final maturity. The actual maturity of loans varies primarily on prepayments which to a large extent depends on market interest rates. In general, if prevailing market rates fall below those of the portfolio, prepayments accelerate. Conversely, if market interest rates increase above portfolio rates early pay-offs tend to decrease.

Fixed rate loans receivable as of December 31, 2002 are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under One Year	One to Five Years	Over Five to Ten Years	Over 10 Years	Total
	------	------	------	------	------
Loans Secured by 1-4 Family
Residential:
Fixed Rate	$71	$1,184	$6,698	$49,549	$57,502
Other Loans Secured by
Real Estate:
Fixed Rate	-	14,236	5,158	-	19,394
Commercial Fixed Rate	1,146	-	369	-	1,515
All Other Loans	396	-	-	-	396
	------	------	------	------	------
	$1,613	$15,420	$12,225	$49,549	$78,807
	=====	=====	=====	=====	=====

Loan Origination Activity. The table below sets forth the Company’s total loan origination and reduction experience during the periods indicated. Historically, the Company has not purchased or sold any loans.

	For the Years ended December 31,
	2002	2001	2000	1999	1998
	-------	-------	-------	-------	-------
Loan Originations (in thousands):
1-4 family residential	$8,021	$12,062	$11,229	$13,082	$14,697
Construction	2,143	1,670	1,514	1,004	1,610
Commercial real estate	4,503	1,430	323	306	526
Consumer	364	252	106	266	283
Commercial	2,049	610	-	-	-
Other Real Estate	4,336	6,030	568	263	732
	-------	-------	-------	-------	-------
Total Loan Originations	21,416	22,054	13,740	14,921	17,848
Loan principal
Repayments	(24,557)	(14,521)	(9,218)	(8,790)	(7,490)
Increase (decrease)
due to other items	(47)	(14)	6	72	(51)
	-------	-------	-------	-------	-------
Net increase(decrease) in
Loan portfolio	$(3,188)	$7,519	$4,528	$6,203	$10,307
	======	======	======	======	======

Real Estate Lending Standards and Underwriting Policies. The lending activities of the Company are subject to written underwriting standards and loan origination procedures established by the Company's Board of Directors (the "Board") and Management. These standards and procedures are incorporated into the Company's Underwriting Standards and Lending Policy which are reviewed as needed by the Board and Management. The underwriting standards dictate the manner in which loan applications are accepted and processed. Such standards are written to comply with all applicable laws and regulations including but not limited to Truth-In-Lending (Regulation Z) and the Real Estate Settlement and Procedures Act ("RESPA"). These standards pertain to such issues as appraisal guidelines, disclosure requirements, credit criteria, complete applications, and title requirements. The Company requires appraisals from Board-approved state licensed and certified appraisers who are on an approved appraiser list maintained by Management. The lending policy establishes the overall direction of the Company's lending activities within the community and forms the basis for setting underwriting standards which limit the Company's exposure to credit risk. Such factors include loan amount, debt to income ratios, collateral, and acceptable rates and terms.

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

Loan applications are accepted at all four of the Company’s full service branches and the loan production office in Ponchatoula and forwarded to the Loan Committee which meets weekly. The Company usually requires a title insurance policy on loans prior to closing.

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

In 2000, the Company began shifting some of its lending activity towards the commercial market to diversify and enhance the products and services offered to its customers and add higher yielding loans to the overall portfolio than current market rates on residential mortgage loans. Commercial loans typically carry higher yields and associated risk than loans on 1-4 family dwellings. The Company offers mortgage loans on multifamily residential dwellings, commercial real estate and vacant ground. The Company also offers commercial asset based loans secured by non-real estate collateral such as inventory and accounts receivable. The Company has a special commercial loan committee to evaluate such applications.

During 2002 and 2001, the Company was able to originate approximately $8.7 and $8.0 million of non-residential loans, respectively. These loans are secured mainly by multifamily and commercial real estate. The Company applies similar underwriting standards to its commercial loans with particular attention paid to cash flow analysis of the underlying business entity and debt coverage ratios. Commercial loan documentation procedures differ from residential lending requirements on a case-by-case basis.

Loans are available to depositors of the Company secured by passbook savings or certificates of deposit at a rate of 2 percentage points above the savings rate up to 90% of the face amount of a certificate of deposit or 90% of the current available balance of a passbook. The minimum amount on such loans is $1,000 and these loans are payable on demand subject to 30 days notice.

Asset Quality

General. The Company has adopted an asset classification policy which is designed to draw attention to assets before collection becomes a problem, thus maintaining the quality of the Company’s investment as an interest-earning asset. The policy also insures the accurate reporting of the Company’s assets from a valuation standpoint.

All of the Company’s loans are reviewed on a quarterly basis. Payment histories as well as the value of the underlying collateral are reviewed and assessed in light of several risk factors. The state of the local economy factors into the evaluation process. A healthy economy is characterized by low unemployment which usually leads to strong real estate markets and the maintenance or appreciation of underlying collateral values. Current interest rates and expectations of the movement thereof is also a significant risk factor. Low or falling interest rates can act to stimulate local real estate markets while also increasing prepayment speeds on existing assets. Rising or high interest rates usually slows down payments. The level of credit concentration the customer has with the Company is also a risk factor. Other risk factors include environmental factors which could impair the value of the underlying collateral of an asset or changes in federal and state regulations which might reduce the ability of the Company to collect all of the principal and interest owed to the Company.

The Company maintains a "Watch List" of loans, which is part of management’s internal asset classification system. The watch list identifies assets classified as "substandard," "doubtful" or "loss," pursuant to OTS regulations. Assets displaying tendencies which might hinder full collection of principal are classified as substandard. Such tendencies include but are not limited to late payments on loans or deterioration of the underlying collateral. Those loans classified substandard, for which a specific potential for loss has been identified, are considered "special assets."

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

Delinquent Loans and Non-Performing Assets. The following tables set forth the Company’s delinquent loans and non-performing assets as of the dates indicated. Balances are indicative of the total principal balances of such loans rather than the actual principal past due based on the number of payments past due. The Company had no loans 90 plus days delinquent and still accruing in the table below. At December 31 of the five years presented, predominantly all of the Association’s delinquent loans and non performing assets were either repossessed 1-4 family residential dwellings or loans secured by 1-4 family residential dwellings.

DELINQUENT LOANS

(Dollars in thousands)

	At December 31,
	2002	2001	2000	1999	1998
	-----	-----	-----	-----	-----
30-89 Days	$2,931	$3,542	$2,231	$2,673	$2,171
90+ Days	651	249	434	100	266
	-----	-----	-----	-----	-----
Total Delinquent Loans	$3,582	$3,791	$2,665	$2,773	$2,437
	====	====	====	====	====

Non Performing Assets

(Dollars in thousands)

	At December 31,
	2002	2001	2000	1999	1998
	-----	-----	-----	-----	-----
90+ Day Delinquent Loans	$651	$249	$434	$100	$266
Foreclosed Real Estate	-	-	117	14	-
	-----	-----	-----	-----	-----
Total Non Performing Assets	$651	$249	$551	$114	$266
	===	===	===	===	===
Non Performing Loans as
a % of Total Loans	.83%	.30%	.58%	.14%	.42%
Non Performing Assets as
a % of Total Assets	.31%	.13%	.28%	.06%	.17%

Classified Assets. At December 31, 2002, 2001 and 2000, the Company’s total classified assets amounted to $1.8 million. All such classified loans at each of these dates were secured by first liens on one-to-four family residential dwellings.

Allowance for Loan Loss. The allowance for loan loss ("ALL") is calculated by assessing the need for specific reserves on identified problem credits (see special assets in the previous paragraph) in addition to using historical and economic based percentages on certain classifications of homogeneous loans to arrive at an overall ALL. These categories are based on the type of underlying collateral such as commercial or residential real estate while still other categories are based on the nature of the loan such as construction verses permanent financing. At December 31, 2002, the ALL was allocated as follows:

GS Financial Corp.

Allocation of the Allowance for Loan Losses

	At December 31,
Allowance at End of Period Applicable to:	2002		2001		2000		1999		1998
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
One to Four Family Residential	$ 217	73.0%	$ 337	85.1%	$ 390	94.9%	$ 340	95.7%	$ 377	95.7%
FHA and VA	-	0.0%	-	0.0%	-	.1%	-	.2%	-	.4%
Construction	5	1.6%	5	1.4%	-	.8%	-	.9%	-	1.1%
Commercial Real Estate	115	11.0%	57	4.2%	24	1.3%	39	2.0%	15	1.8%
Other Real Estate	126	12.0%	33	8.2%	-	1.9%	45.6%		45.3%
Second Mortgage	-	0.0%	-	0.0%	-	.1%	-	.1%	26.2%
Loans on Deposits	-	.5%	-	.3%	-	.3%	-	.5%	-	.5%
Commercial Loans	20	1.9%	3.8%		6	n/a	-	n/a	-	n/a

TOTAL	$ 483	100.0%	$ 435	100.0%	$ 420	100.0%	$ 424	100.0%	$ 463	100.0%
	====		====		====		====		====

During 2002, the ALL increased even though the loan portfolio decreased in size. The increase in ALL was not due to any deterioration of collateral, downturn in the economy or other negative factor. The change in the mix of the loan portfolio dictated the increase. At December 31, 2001, non-residential loans comprised approximately 13% of the entire portfolio, as compared to approximately 25% at December 31, 2002. These loans are primarily mortgage loans secured by multifamily residential dwellings or commercial real estate. Non-residential loans typically carry more risk than residential loans, and under the Company’s valuation calculation, are assessed higher valuation allowances than residential loans.

LOAN LOSS EXPERIENCE

Provisions for loan losses are charged to earnings to bring the total ALL to a level considered appropriate by management. Losses are incurred via foreclosure, deterioration of the underlying collateral, inability of the customer to repay the loan or other means. These losses are charged against the ALL. The ALL is evaluated throughout the year and provisions to increase or reductions to reduce the allowance to the appropriate level deemed by management are recorded when necessary. Charge-offs reduce the allowance while recoveries increase the allowance during the quarter. Management assesses the ALL accordingly and establishes additional provisions to bring the ALL to an appropriate level. The appropriate level of the ALL is determined by management’s estimation of the amount of loss associated with loans considered to be impaired in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," as well as management’s estimate of loss associated with the remaining portfolio. Historical analysis of factors such as number of foreclosures, level of delinquencies and amount of charge-offs as well as other factors such as local and national economic conditions help management set both the formula used to calculate the ALL for the remaining loan portfolio as well as an appropriate level for the ALL overall.

The following table sets forth the Company’s loan loss experience for the years presented. All of the charge-offs and provisions in the following table were on first mortgages of one-to-four family dwellings. An analysis of the allowance for loan loss is as follows (dollars in thousands):

	Years Ended December 31,
	2002	2001	2000	1999	1998
	-----	-----	-----	-----	-----
Balance, Beginning
of Year	$435	$420	$424	$463	$410
Provision for Losses	48	25	7	6	53
Loans Charged Off	-	(10)	(11)	(45)	-
Recoveries	-	-	-	-	-
	-----	-----	-----	-----	-----
Balance, End of Year	$483	$435	$420	$424	$463
	====	====	====	====	====
Allowance for Loan
Losses as a % of
Total Loans Receivable	.62%	.53%	.56%	.60%	.72%
Allowance for Loan
Losses as a % of
Non Performing Loans	74.16%	174.80%	96.69%	422.97%	174.01%

Mortgage-Backed Securities

The Company has invested in a portfolio of fixed-rate, mortgage-backed securities that are issued or guaranteed by the Government National Mortgage Association ("GNMA.") GNMA securities represent direct obligations of the Federal government. Because of this, these securities are considered high quality investments with minimal credit risks. The guaranteed aspect of these investments results in yields slightly less than the actual yields on the underlying mortgage loans.

Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by their prospective issuers. Principal and interest payments of the underlying mortgage loans are passed through intermediaries, including but not limited to the issuing agencies, on to investors such as GS Financial Corp.

The Company invests in mortgage-backed securities with terms varying from 5 to 30 years. These securities are subject to variations in cash flow and yield due to the prepayment rates of the underlying mortgage loans. All such mortgage-backed securities meet the requirements of qualified thrift investments as later defined.

All of the Company’s mortgage-backed securities are classified as available-for-sale pursuant to SFAS 115. During 2000 and 2001, the Company largely divested itself of mortgage-backed securities in order to provide liquidity for additional investment in CMOs which provide more attractive yields and terms to the Company.

The following table sets forth the composition of the Company’s mortgage-backed securities portfolio at each of the dates indicated (in thousands):

MORTGAGE-BACKED SECURITIES

At December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
GNMA	$539	$30	$-	$569
	-------	-------	-------	-------
	$539	$30	$-	$569
	=====	=====	=====	=====

At December 31, 2001:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
GNMA	$857	$28	$-	$885
	-------	-------	-------	-------
	$857	$28	$-	$885
	====	==	==	=====

The following table sets forth the contractual maturities of the mortgage-backed security portfolio as of December 31, 2002 (in thousands):

MORTGAGE-BACKED SECURITIES

At December 31, 2002:	Amortized Cost	Fair Value	Weighted Average Rate
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$-	$-	-
After One Year Through Five Years	-	-	-
After Five Years Through Ten Years	-	-	-
After Ten Years	539	569	8.25%
	------	------
	$539	$569
	====	====

The following table sets forth the purchases, sales and principal repayments of the Company’s mortgage-backed securities during the periods indicated (in thousands):

MORTGAGE-BACKED SECURITIES

	2002	2001	2000
	-------	-------	-------
Mortgage-Backed Securities
Balance at January 1,	$857	$4,118	$16,743
Purchases	-	-	-
Repayments	(311)	(925)	(1,956)
Sales (Net of Gains)	-	(2,321)	(10,650)
Amortizations of Premiums
/Discounts (Net)	(7)	(15)	(19)
	-------	-------	-------
Balance at December 31,	$539	$857	$4,118
	====	======	======
Weighted Average Yield	7.09%	6.54%	6.68%

Investment Securities

The Company invests in United States Treasury issued investments, FHLMC common and preferred stock, and several mutual funds for which the underlying collateral is comprised of mortgage-based products, United States Treasury Obligations and various money-market investments. These mutual funds provide the Company with an investment with one-day availability which offer yields over and above traditional overnight investments. The investment policy of the Company strives to maintain a liquid, conservative portfolio of investments, keeping in mind the cash flow and investment needs of the Company. The Company’s investment portfolio is classified as available-for-sale in accordance with SFAS 115.

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

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

At December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$801	$116	$-	$917
Adjustable Rate
Mortgage Mutual Fund	31,924	39	-	31,963
Intermediate
Mortgage Mutual Fund	412	7	-	419
FHLMC Common Stock	16	929	-	945
FHLMC Preferred Stock	19,846	1,001	-	20,847
	-------	-------	-------	-------
	$52,999	$2,092	$-	$55,091
	======	=====	=====	=====

At December 31, 2001:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$801	$85	$-	$886
Adjustable Rate
Mortgage Mutual Fund	12,481	32	-	12,513
Ultra Short Term
Mutual Fund	4,255	-	4	4,251
Intermediate
Mortgage Mutual Fund	394	3	-	397
FHLMC Common Stock	16	1,031	-	1,047
FHLMC Preferred Stock	16,224	326	-	16,550
Equity Investments – Other	173	3	-	176
	-------	-------	-------	-------
	$34,344	$1,480	$4	$35,820
	=====	=====	===	=====

The following table sets forth the amount of investment securities which mature during each of the periods indicated at December 31, 2002:

INVESTMENT SECURITIES

	Securities
	Available-for-Sale
At December 31, 2002:	Amortized Cost	Fair Value	Weighted Average Rate
	---------	---------
Amounts Maturing in:
In One Year or Less	$52,198	$54,174	3.60%
After One Year Through Five Years	801	917	7.19%
After Five Years Through Ten Years	-	-	-
	------	------
	$52,999	$55,091
	=====	=====

COLLATERALIZED MORTGAGE OBLIGATIONS

Currently, the Company’s investment in Collateralized Mortgage Obligations (CMO’s) is limited to Real Estate Mortgage Investment Conduits (REMIC’s). A REMIC is a pass through investment created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities. The Company’s investment in REMIC’s is limited to those issued by FNMA, FHLMC, GNMA and "AAA" rated non-governmental issuers. These are defined to be within the 20% risk-weighted category for thrift institutions. The contractual maturity of a REMIC is defined by the latest maturity date of the underlying group of mortgage loans. In terms of actual cash flow, the term or duration of the REMIC’s purchased by the Company varies from 1 to 7 years. The cash flow of these investments facilitates the operating needs of the Company.

The following table sets forth the composition of the Company’s portfolio of Collateralized Mortgage Obligations indicated (in thousands):

COLLATERALIZED MORTGAGE OBLIGATIONS

At December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$7,534	$8	$18	$7,524
FHLMC	19,404	81	2	19,483
GNMA	1,601	-	-	1,601
Other	23,564	898	4	24,458
	-------	-------	-------	-------
	$52,103	$987	$24	$53,066
	=====	=====	===	=====
At December 31, 2001:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$1,283	$-	$9	$1,274
FHLMC	13,702	153	65	13,790
Other	35,810	1,213	-	37,023
	-------	-------	-------	-------
	$50,795	$1,366	$74	$52,087
	=====	=====	====	=====

Sources of Funds

General. The last two years the Company has experienced a significant increase in retail deposits, due largely to investors taking money out to the equity markets. The Company has also utilized wholesale sources such as the FHLB which allows member institutions such as the Company to borrow money at discounted costs.

Deposits. The Company’s deposits are attracted principally from within its market area. Many depositors are also loan customers. The Company offers passbook savings, demand deposit accounts, NOW accounts and certificates of deposit. Terms for certificates vary from 6 months to 5 years while rates tend to increase with term.

The following table shows the distribution of, and certain other information relating to the Company’s deposits. Deposit account balances at December 31, 2002, 2001, and 2000 are summarized as follows (in thousands):

	Years Ending December 31,
	2002		2001		2000
		Wtd.		Wtd.		Wtd.
		Avg.		Avg.		Avg.
	Balance	Rate	Balance	Rate	Balance	Rate
	---------	----------	---------	----------	---------	----------
Demand Deposit
Accounts	$7,143	1.83%	$7,910	1.94%	$3,185	4.64%
Passbook Savings
Accounts	31,153	2.28%	20,042	2.75%	17,431	3.00%
Certificates of
Deposit	68,213	3.44%	43,217	4.34%	38,263	5.85%
	--------		--------		--------
	$106,509		$71,169		$58,879
	=====		=====		=====

The following table sets forth the deposit cash flow of the Company during the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
	------	------	------
Increase (decrease) before
Interest Credited	$33,174	$10,019	$(2,396)
Interest Credited	2,167	2,271	2,059
	------	------	------
Net increase (decrease) in deposits	$35,341	$12,290	$(337)

The Company attempts to price its deposit accounts to remain generally competitive with other financial institutions in its market area, while maintaining its traditional margins. Traditionally the Company has relied on its passbook savings accounts as a core deposit base. During 2001, the Company was able to establish a portfolio of demand deposit accounts of approximately $8.0 million. This was in line with the Company's goals to diversify and expand the products and services offered to its customers. The Company does not pay "jumbo" rates for deposits $100,000 and over.

The principal methods used by the Company to attract deposits include its emphasis on personal service, competitive interest rates and convenient office locations. The Company does not advertise for deposits outside of its primary market area. At December 31, 2002, the Company had no deposits that were obtained through deposit brokers.

The following table presents the amount of certificates of deposit at December 31, 2002 which mature during the periods indicated (in thousands).

	Amount	Percent
	-------	-------
Certificate Accounts Maturing
Under 12 months	$47,695	69.92%
12 months to 24 months	8,981	13.17%
24 months to 36 months	11,428	16.75%
36 months to 48 months	35	0.05%
48 months to 60 months	74	0.11%
	------	-----
Total Certificates	$68,213	100.00%
	=====	======

The following table sets forth the maturities of the Company’s deposits of $100,000 or more at December 31, 2002 by time remaining to maturity (in thousands).

DEPOSITS $100,000 AND OVER

(in thousands)

Maturing in 3 months or less	$8,918
Maturing in 3 to 6 months	3,282
Maturing in 6 months to 1 year	2,485
Maturing in 1 to 2 years	510
Maturing in 2 to 3 years	2,173
------
Total Deposits $100,000 and over	$17,368
=====

Borrowings. During 2002 the Company obtained advances from the FHLB, as part of a leveraged investment program. The Company borrows the funds which are subsequently reinvested in mortgage-backed securities, collateralized mortgage obligations and other investments which earn interest at a rate greater than the rate charged on the advances. The advances consist of fully amortizing and balloon advances which mature between January, 2003 and June, 2008. A summary of the advances by maturity and interest rate are detailed as follows (in thousands):

		Weighted
Maturing in the Year		Average
Ending December 31,	Amount	Rate
-------------------	----------	----------
2003	$27,453	5.51%
2004	6,226	5.56%
2005	9,537	5.97%
2006	6,131	5.55%
2007	5,514	5.63%
Thereafter	11,531	5.44%
	---------
	$66,392

The maximum amount of advances outstanding at any month-end during 2002 was $79.3 million. The average balance outstanding during 2002 was $72.1 million.

Treasury Stock

Since 1998, the Company has been repurchasing shares of its common stock. The following table summarizes the repurchase of shares of its common stock by year:

GS Financial Corp.
Common Stock Repurchases

	Shares	Average Price
Year	Repurchased	Per Share
------	----------------	-----------------
1998	491,054	$ 16.95
1999	299,000	$ 12.22
2000	679,600	$ 12.64
2001	305,684	$ 15.09
2002	142,201	$ 17.69
	---------	----------
Total	1,917,539	$ 14.44
	=======	======

All purchases were open market transactions and most were at a discount to book value.

Subsidiaries

Guaranty Savings and Homestead Association is a wholly-owned subsidiary of the Company. The Company has no other subsidiaries.

Competition

Guaranty Savings and Homestead Association faces significant competition both in attracting deposits and in originating loans. Its most direct competition for loans and deposits has come from commercial banks, credit unions, other savings and loans and mortgage brokers located in the metropolitan New Orleans market. The Association also competes for investors’ funds with short-term money market mutual funds and issuers of corporate and government securities. Guaranty Savings and Homestead Association does not rely on any individual group or entity for a material portion of its deposits or loan portfolio. The Association’s primary factors in competing in the loan and deposit markets are its efficient personal service and attractive interest rates and terms.

Employees

The Association had 40 full-time employees at December 31, 2002. None of these employees are represented by a collective bargaining agreement. Guaranty Savings and Homestead Association believes that it enjoys excellent relations with its personnel.

Regulation

Set forth below is a brief description of certain laws and regulations which are applicable to the Company and Guaranty Savings and Homestead Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The Company

General. The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended ("HOLA"), is registered with and subject to OTS regulations, examinations, supervision and reporting. As a subsidiary of a savings and loan holding company, Guaranty Savings and Homestead Association is subject to certain restrictions in its dealings with the Company and any affiliates thereof.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 25% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2002 Guaranty Savings was in compliance with the above restrictions.

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

Sarbanes-Oxley Act of 2002 On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain tangible capital (1.5%), core capital (3.0%), and risk based capital (8.0%). Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December 31, 2002 the Association had no goodwill or other intangible assets which are deducted in computing its tangible capital.

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

At December 31, 2002, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 13.79%, 13.79% and 25.05% respectively.

Liquidity Requirements. During 2001, the OTS adopted a final rule removing formal regulation requiring savings institutions to maintain an average daily balance of liquid assets equal to four percent of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less commonly referred to as its liquidity base. The Association does maintain a formal policy of providing for sufficient liquidity to ensure its safe and sound operation. This includes being able to meet its daily financial obligations including but not limited to loan disbursements, savings withdrawals, payment of cash dividends and operating expenses of the Association. The cash position of the Association is managed through monitoring and maintaining certain levels of cash on hand, overnight Federal Funds Sold and other short-term liquid assets.

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

Qualified Thrift Lender Test. The Qualified Thrift Lender (QTL) Test measures the Association’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments ("QTI’s") are residential housing related assets. The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI’s to qualify for tax treatment as a building and loan association. At December 31, 2002, 88.4% of the Association’s assets were invested in QTI’s which was in excess of the 65% required to qualify the Association under the QTL test.

Federal Home Loan Bank System. Guaranty Savings and Homestead Association is a member of the FHLB of Dallas. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of FHLB agency issued obligations. As a member, the Association is required to maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Dallas, whichever is greater. At December 31, 2002, Guaranty Savings and Homestead Association had $5.5 million in FHLB stock, which was in compliance with this requirement.

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

At December 31, 2002, the federal income tax reserves of the Association included $3.8 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2002, the Association had no NOL carry-forwards for federal income tax purposes.

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

Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association. The Company’s federal income tax returns for the tax years ended December 31, 1999 forward are open under the statute of limitations and are subject to review by the IRS.

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

Item 2. PROPERTIES

The following table sets forth certain information relating to the Company’s offices at December 31, 2002. All properties are owned by the Company. All amounts are in thousands.

	Net
	Book	Total
Location	Value	Deposits
----------	------	-------
3798 Veterans Blvd., Metairie	$1,735	$69,942
1700 Veterans Blvd., Metairie	529	$12,278
2111 N. Causeway Blvd., Mandeville	298	10,528
3915 Canal St., New Orleans	229	13,761
	-----	------
	$2,791	$106,509
	=====	======

Item 3. LEGAL PROCEEDINGS

The Company and the Association are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the quarter ending December 31, 2002.

Part II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required herein, to the extent applicable, is incorporated by reference from page 2 of the Registrant’s 2002 Annual Report to Stockholders ("Annual Report").

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference from pages 18 to 56 of the Registrant’s Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from pages 2-4 of the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from pages 7-9 of the Registrant’s Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein by Item 403 of Regulation S-K is incorporated by reference from pages 5-6 of the Registrant’s Proxy Statement.

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	275,076	$17.18	68,774
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	275,076	$17.18	68,774

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from page 2 and page 9 of the Registrant’s Proxy Statement.

Part IV.

Item 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

  FORM 8-K.

(a)	Documents filed as part of this Report.
(1)	The following financial statements are incorporated by
reference from Item 8 hereof (see Exhibit 13):
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for the Fiscal Periods
Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders’ Equity for
the Fiscal Periods Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Fiscal Periods
Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
(2)	All schedules for which provision is made in the applicable
accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3)	The following exhibits are filed as part of this form 10-K, and this list includes the Exhibit Index.

Exhibit Index

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust
.	Agreement for Employees and Non-Employee Directors
10.3*	Employment Agreement among GS Financial Corp. Guaranty Savings and
Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*	Employment Agreement among GS Financial Corp. Guaranty Savings and
Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0	2002 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant - Reference is made to
Item 1 "Business-Subsidiaries" for the required information
23.0	Consent of LaPorte, Sehrt, Romig & Hand
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the
Sarbannes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the
Sarbannes-Oxley Act of 2002

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

GS FINANCIAL CORP.

March 25, 2003	By:	/s/ Donald C. Scott ------------------- Donald C. Scott Chairman of the Board, President And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date Signed
/s/ Donald C. Scott ------------------- Donald C. Scott	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 25, 2003
/s/ Bruce A. Scott ------------------- Bruce A. Scott	Executive Vice President and Director	March 25, 2003
/s/ Glenn R. Bartels ------------------- Glenn R. Bartels	Controller (principal financial and accounting officer)	March 25, 2003
/s/ J. Scott Key ------------------- J. Scott Key	Director	March 25, 2003
/s/ M.D. Paine, Jr. ------------------- M.D. Paine, Jr.	Director	March 25, 2003
/s/ Bradford A. Glazer ------------------- Bradford A. Glazer	Director	March 25, 2003
/s/ Stephen L. Cory ------------------- Stephen L. Cory	Director	March 25, 2003
/s/ Albert J. Zahn, Jr. ------------------- Albert J. Zahn, Jr.	Director	March 25, 2003
/s/ Kenneth B. Caldcleugh ------------------- Kenneth B. Caldcleugh	Director	March 25, 2003

CERTIFICATION

I, Donald C. Scott, Chairman of the Board and Chief Executive Officer of GS Financial Corp., certify that:

  1. I have reviewed this annual report on Form 10-K of GS Financial Corp.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/Donald C. Scott
----------------------
Donald C. Scott
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, Glenn R. Bartels, Chief Financial Officer of GS Financial Corp., certify that:

  1. I have reviewed this annual report on Form 10-K of GS Financial Corp.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/Glenn R. Bartels
----------------------
Glenn R. Bartels
Chief Financial Officer

Exhibit 23.0

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in the Registration Statement of GS Financial Corp. on Form S-8 (Registration No. 333-70905) of our report dated January 10, 2003, incorporated by reference in this Annual Report on Form 10-K of GS Financial Corp. for the year ended December 31, 2002.

/s/ Laporte, Sehrt, Romig & Hand

Laporte, Sehrt, Romig & Hand

Metairie, Louisiana
March 20, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald C. Scott, Chairman of the Board and Chief Executive Officer of GS Financial Corp. (the "Company"), hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

      (1) The Annual report on Form 10-K of the Company for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C 78m(a) or 78o(d); and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Donald C. Scott

Donald C. Scott

Chairman of the Board and

Chief Executive Officer

Date: March 25, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Glenn R. Bartels, Chief Financial Officer of GS Financial Corp. (the "Company"), hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

      (1) The Annual report on Form 10-K of the Company for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C 78m(a) or 78o(d); and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Glenn R. Bartels

Glenn R. Bartels

Chief Financial Officer

Date: March 25, 2003

Exhibit 13

ANNUAL REPORT TO SHAREHOLDERS

February 1, 2003

TO OUR STOCKHOLDERS

It was a tumultuous year for financial markets. Aversion to risk based investments caused a tremendous amount of liquidity in the market. This in turn, brought about some of the lowest savings and mortgage rates in years.

Corporate governance became the new regulatory mantra. The reverberations have been felt in board rooms across the nation; causing boards of directors to re-examine rules for accounting, disclosure of financial information, and fiduciary responsibility to shareholders. Our focus has always been founded in doing what is in the best interest of our shareholders and will remain so.

Despite the limited long-term investment opportunities in 2002 at rates deemed acceptable over the long term, net interest income increased year over year. The increase in non-interest expense is largely attributable to our continued branch expansion and the addition of qualified personnel. Our commercial lending program continues to successfully enhance interest income, as well as broadening our lending and checking account opportunities.

We continue to review our business strategy for opportunities that will enhance shareholder value, including the share repurchase program as funds and market conditions warrant.

Our promise to you, the shareholder, has always been and will continue to be that we will endeavor to enhance the value of the Company, while doing our best to minimize risk.

Sincerely,

/s/ Donald C. Scott

-------------------

Donald C. Scott

President and Chairman of the Board

The Company

GS Financial Corp. (the "Company") is a thrift holding company which was organized and incorporated under the laws of the State of Louisiana on December 24, 1996. The Company’s primary business is conducted through its wholly owned subsidiary, Guaranty Savings and Homestead Association (the "Association"), at its five locations in the metropolitan New Orleans area.

Market Information

GS Financial Corp.’s common stock trades on The NASDAQ Stock Market under the symbol GSLA. The Company’s stock traded in the range shown below. At December 31, 2002, the closing price was $18.15 per share and there were approximately 560 shareholders of record.

2002

QUARTER ENDING	HIGH	LOW	Cash Dividend
------------------	------	------	-------
March 31, 2002	$ 15.500	$ 14.700	$.09
June 30, 2002	18.200	14.950	$.09
September 30, 2002	18.400	17.650	$.09
December 31, 2002	18.600	18.050	$.09

2001

QUARTER ENDING	HIGH	LOW	Cash Dividend
------------------	------	------	-------
March 31, 2001	$ 15.000	$ 14.563	$.09
June 30, 2001	15.500	14.600	$.09
September 30, 2001	15.500	15.000	$.09
December 31, 2001	15.500	14.190	$.09

Notice of Annual Meeting

The Annual Meeting of Shareholders of GS Financial Corp. will be held at the offices of Guaranty Savings and Homestead Association, 3798 Veterans Blvd., Metairie, Louisiana on Tuesday, April 22, 2003 at 10:00 a.m. CST.

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

December 31, 1998 - 2002

The following selected consolidated financial and other data of the Company does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed financial information, including the Consolidated Financial Statements of the Company and Notes thereto, contained elsewhere herein.

(Dollars in Thousands, except per share data)	At December 31,
	2002	2001	2000	1999	1998
Selected Financial Condition:
Total Assets	$ 210,029	$ 188,494	$ 153,500	$ 157,982	$ 157,534
Cash and Cash Equivalents	13,352	8,638	3,403	2,504	1,810
Loans Receivable, Net	78,334	81,611	74,480	70,066	63,895
Investment Securities	55,091	35,820	11,000	10,483	20,877
Mortgage-Backed Securities	569	885	4,115	16,275	23,209
Collateralized Mortgage Obligations	53,066	52,087	53,745	52,080	41,726
Deposit Accounts	106,509	71,169	58,879	59,216	61,105
Borrowings	66,392	79,265	54,191	53,988	45,381
Stockholders’ Equity	34,384	35,408	37,795	43,548	48,509

Selected Operating Data:
Interest Income	12,433	13,100	11,262	10,658	9,585
Interest Expense	(6,804)	(7,825)	(5,875)	(5,221)	(4,087)
Net Interest Income	5,629	5,275	5,387	5,437	5,498
Provision for Loan Losses	(48)	(25)	(7)	(6)	(53)
Net Interest Income After Provision
for Loan Losses	5,581	5,250	5,380	5,431	5,445
Non-Interest Income	102	634	(135)	(5)	233
Non-Interest Expense	(4,188)	(3,678)	(3,384)	(3,301)	(3,453)
Net Income Before Taxes	1,495	2,206	1,861	2,125	2,225
Income Tax Expense	(318)	(589)	(666)	(750)	(870)
Net Income	1,177	1,617	1,195	1,375	1,355
Net Income per share – Basic	$0.86	$1.04	$0.60	$0.58	$0.49
Net Income per share – Diluted	$0.86	$1.04	$0.60	$0.58	$0.49
Dividends declared per share	$0.36	$0.36	$0.36	$0.34	$0.28

SELECTED CONSOLIDATED FINANCIAL DATA (continued)

(Dollars in Thousands, except per share data)	At December 31,
	2002	2001	2000	1999	1998
Other Data:
Profitability
Average Yield Interest-Earning Assets	6.50	7.12	7.42	7.09	7.16
Average Rate on Interest-Bearing Liabilities	4.29	5.22	5.24	4.85	4.76
Average Interest Rate Spread	2.21	1.90	2.18	2.24	2.40
Net Interest Margin	2.94	2.87	3.55	3.62	4.11
Interest-Earning Assets as a % of Interest-
Bearing Liabilities	120.68	122.80	135.40	139.62	156.04
Net Interest Income After Provision for Loan
Loss as a % of Non-Interest Expense	133.27	142.72	159.00	164.51	157.68
Non-Interest Expense as a % of
Average Assets	2.13	1.97	2.21	2.12	2.47
Return on Average Assets	0.60	0.86	0.78	0.88	0.97
Return on Average Equity	3.35	4.43	2.97	3.16	2.62

Capital Ratio's:
Average Equity as a % of Total Assets	17.87	19.49	26.18	27.92	37.03
Tangible Capital Ratio (Association alone)	13.79	14.40	16.22	17.68	27.62
Core Capital Ratio (Association alone)	13.79	14.40	16.22	17.68	27.62
Risk-Based Capital Ratio (Association alone)	25.05	28.71	39.54	49.15	72.60

Asset Quality Ratios:
Non Performing Loans as a % of Total Loans	0.83	0.30	0.58	0.14	0.42
Non Performing Assets as a % of Total Assets	0.31	0.13	0.28	0.06	0.17
Allowance for Loan Losses as a % of Total
Loans Receivable	0.62	0.53	0.56	0.60	0.72
Allowance for Loan Losses as a % of Non
Performing Loans	74.16	174.80	96.69	422.97	174.01

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of GS Financial Corp. and its subsidiary, for the years ended December 31, 2000 through 2002 is designed to assist readers in their understanding of the Company. This review should be read in conjunction with the audited consolidated financial statements, accompanying footnotes and supplemental financial data included herein.

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

COMPARISON OF FINANCIAL CONDITION

ASSETS

General – The Company's balance sheet was affected for the second consecutive year by low interest rates and continued uncertainty in the equity markets. With interest rates for mortgages and mortgage-backed securities at thirty-year lows, the Company’s portfolio of mortgage loans and collateralized mortgage obligations ("CMOs") were particularly affected by prepayments caused by the latest wave of home-owner re-financing, especially in the second half of 2002. The Company did benefit from an inflow of retail deposits. The end result was a significant increase in cash and short-term investments for the Company’s balance sheet in 2002.

In summary, total assets increased 11% or $21.5 million to $210.0 million at December 31, 2002, compared to $188.5 million at December 31, 2001. Investment securities increased $19.3 million to $55.1 million at December 31, 2002 an increase of 54% from December 31, 2001, when investment securities totaled $35.8 million. Retail deposits increased $ 35.3 million, or 50%, to $106.5 million at December 31, 2002, compared to $71.2 million at December 31, 2001.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, deposits in interest and non-interest bearing transaction accounts and overnight Federal Funds Sold. At December 31, 2002, the Company’s balances in such accounts totaled $13.4 million. This represents an increase of 56% from December 31, 2001 when such balances totaled $8.6 million. Due to the decrease of interest rates, the Company’s average collected balance requirements were raised for its operating accounts, thus contributing to the increase in balance of cash and cash equivalents. Cash and cash equivalents represent balances sufficient for the Company to meet its daily operations whether it be loan disbursements, customer withdrawals, operating expenses or the payment of cash dividends.

Loans Receivable, Net – Loans receivable, net, decreased by $3.3 million, or 4%, from $81.6 million at December 31, 2001 compared to $78.3 million at December 31, 2002. The largest decrease in the loan portfolio came in loans secured by one-to-four family residential dwellings, which decreased $12.35 million from December 31, 2001 to December 31, 2002. Non-residential mortgages includes mortgage loans on multifamily dwellings and commercial real estate. Non-residential mortgage loans increased $7.9 million from $10.2 million at December 31, 2001, to $18.1 million at December 31, 2002. Commercial loans increased $.8 million from $.7 million at December 31, 2001, compared to $1.5 million at December 31, 2002. Over the last two years, the primary focus of the Company’s lending activity has been in non-residential loans. This is reflected in the Company’s loan portfolio mix where 13.2% of its loans were non-residential at December 31, 2001, compared to 24.9% non-residential at December 31, 2002.

Investment Securities – Investment securities increased from $35.8 million at December 31, 2001, to $55.1 million at December 31, 2002. This represents an increase of $19.3 million or 54%. As of December 31, 2002, investment securities were comprised of United States Treasury Notes, common and preferred stock issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), an agency sponsored by the Federal government, and an investment in two mortgage-based mutual funds. During 2002, the Company increased its portfolio of FHLMC preferred stock by $3.6 million. The FHLMC preferred stock contains call options varying from two to six years and coupons ranging between 5% and 6%. The dividends from the FHLMC preferred and common stock are 70% tax exempt. The Company’s investment in mortgage-based mutual funds increased by $15.2 million during the year ended December 31, 2002. These funds carry one-day availability and carry higher yields than overnight funds. Most of the increase in investment securities was funded by repayments of the Company’s loan and CMO portfolio’s.

Mortgage-Backed Securities – Mortgage-backed securities decreased $316,000 from $885,000 at December 31, 2001, to $569,000 at December 31, 2002. The decrease was due to principal repayments of these instruments. At December 31, 2002 and 2001, all of the Company’s mortgage-backed securities were Government National Mortgage Association ("GNMA") issued instruments. GNMA securities represent direct obligations of the United States Government.

Collateralized Mortgage Obligations – The Company’s investment in CMOs consists of fixed-rate Real Estate Mortgage Investment Conduits ("REMICs"). REMICs are multiple class mortgage-backed securities whereby an underlying pool of mortgages held by the issuer serves as collateral for the debt. The Company has REMICs issued by the Federal National Mortgage Association ("FNMA"), FHLMC and "AAA" rated non-governmental issuers. The CMOs contain contractual maturities up to thirty years. The expected life of these investments varies from two to fifteen years. During 2002, declining mortgage rates triggered rapid refinancing of the underlying mortgage loans. During 2002, the Company received $73.0 million in such principal repayments. This was offset by $73.6 million in new purchases. Overall during 2002, CMOs increased $1 million from $52.1 million at December 31, 2001, compared to $53.1 million at December 31, 2002.

LIABILITIES AND STOCKHOLDERS’ EQUITY

General – The Company’s deposits, borrowings and stockholders’ equity represent sources of funds for its various investments and operating needs.

Deposits – The Company’s deposits increased $35.3 million, or 50%, from $71.2 million at December 31, 2001, to $106.5 million at December 31, 2002. Passbook savings and certificate of deposit accounts increased during 2002 while demand deposits decreased.

Passbook Savings - During 2002, passbook savings accounts increased $11.2 million to $31.2 million at December 31, 2002, compared to $20.0 million at December 31, 2001. Most of the increase occurred in the second half of 2002. This growth equated to a 56% increase. The Company believes that a significant reason for many of the Company’s new savings customers was due to individuals who have liquidated their positions and withdrawn from the equity markets.

Transaction Accounts - NOW accounts decreased $.8 million, or 11%, to $7.1 million at December 31, 2002, compared to $7.9 million at December 31, 2001. These accounts are comprised of interest-bearing NOW accounts as well as non-interest bearing deposit accounts. Some of the decrease was attributed to NOW account customers moving their funds to savings accounts which paid a higher rate of interest.

Certificates of Deposit - Certificates of deposit increased $25.0 million to $68.2 million at December 31, 2002. This represents an increase of 57% compared to $43.2 million at December 31, 2001. Again, many of the new customers represented investors transferring money from the equity markets. One year certificates increased $11.7 million while certificates varying in term from 2.5 to 5 years increased $10.3 million.

Borrowings – The Company’s borrowings consist of advances from the Federal Home Loan Bank of Dallas. These advances consist of fully amortizing loans, balloon loans and interest only loans. The Company’s borrowings decreased from $79.3 million at December 31, 2001 to $66.4 million at December 31, 2002. The $12.9 million change represented a decrease of 16% and was due to regularly scheduled principal payments.

Stockholders’ Equity – Stockholders’ equity decreased from $35.4 million at December 31, 2001 to $34.4 million at December 31, 2002. The decrease was due to the net effect of the following events:

Purchase of Treasury Stock	( $2.5 million)
2002 Net Income	1.2 million
Cash Dividends Paid	( .5 million)
Distribution of RRP Stock	.1 million
Distribution of ESOP Stock	.5 million
Increase in Other Comprehensive Income	.2 million
-----------------
NET CHANGE	( $1.0 million)
==========

Treasury Stock – During 2002, the Company repurchased 142,201 shares of its common stock for $2.5 million, or an average price of $17.68 per share. Since the inception of its stock buyback program in 1998, the Company has repurchased 1,917,539 shares of its common stock at an average price of $14.44 per common share, or a total of $27.7 million. At December 31, 2002, the book value was $22.60 per common share. This compares to a book value of $21.29 per common share at December 31, 2001.

COMPARISON OF RESULTS OF OPERATIONS

General – The Company reported net income of $1.2 million, $1.6 million and $1.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. The results for 2002 reflected an increase in net interest income offset by a decrease in non-interest income and an increase in non-interest expense. The Company’s net interest margin increased in 2002 as a result of the Company’s liabilities re-pricing more rapidly than its assets in a falling rate environment. The results for 2001 were affected primarily by a falling interest rate environment while interest rates rose slightly in 2000. The results for 2001 included gains on the sale of investment securities of $607,000 while the results for 2002 included $20,000 of gains on sale of investment securities. During 2000, the Company experienced a net loss on the sale of investment securities totaling ($146,000). Earnings per share were $ .86 in 2002 compared to $1.04 in 2001 and $.60 in 2000.

Interest Income – Interest income decreased from $13.1 million for the twelve months ended December 31, 2001 to $12.4 million for the twelve months ended December 31, 2002, a decline of $.7 million, or 5%. This compares to $11.3 million in 2000. Average earning assets were $191.3 million in 2002 which yielded 6.5%. For the twelve months ended December 31, 2001, average earning assets were $184.0 million which yielded 7.1%. In 2000, the Company’s earning assets averaged $151.7 million and yielded 7.42%. Falling interest rates caused many consumers to refinance their home mortgage loans during 2002. The effect of this was to accelerate the repayment of many of the Company’s loans and CMOs. The cash received from these repayments was primarily invested in short-term investments with lower yields.

The yield on loans receivable was unchanged from 2001 to 2002 at 7.85%, compared to 7.96% in 2000. Despite declining mortgage loan rates in 2002, the Company’s ability to maintain the same yield in 2002 as in 2001 was due to the continued growth of its non-residential loan portfolio. At December 31, 2000, the Company held $3.1 million in non-residential loans or 4% of its entire portfolio. During 2001 the Company added $8 million in non-residential loans to bring the total to $11.1 million or 14% of its entire portfolio. At December 31, 2002, the Company’s total of non-residential loans totaled $20.0 million or 25% of its loan portfolio. These loans, consisting primarily of mortgage loans secured by multifamily and commercial real estate, typically carry higher yields than residential mortgage loans. Average loans receivable in 2002 were $81.5 million, compared to $76.3 million in 2001 and $72.7 million in 2000.

Interest income on securities increased $.4 million, or 28%, from $1.4 million for the twelve months ended December 31, 2001, compared to $1.8 million for the twelve months ended December 31, 2002. This compares to $.4 million for the twelve months ended December 31, 2000. The average balance of investment securities was $44.1 million with an average yield of 4.1% for the twelve months ended December 31, 2002. For the twelve months ended December 31, 2001, average investment securities were $25.0 million and yielded 5.4%. In 2000, the average balance of investment securities was $7.4 million which yielded 5.71%. The underlying mix of the Company’s portfolio of investment securities changed as the amount invested in short term mortgage based mutual funds approximately doubled from 2001 to 2002. These investments typically re-price monthly, thus causing their yields to fall during 2002. As of December 31, 2002, the yield of these funds was approximately 2.5%.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

The following table represents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes.

	For the Years Ended December 31,
	2002			2001			2000
(Dollars in Thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets
Loans Receivable	81,463	6,397	7.85%	76,300	5,989	7.85%	72,744	5,788	7.96%
Mortgage Backed Securities	677	48	7.09%	1,376	90	6.54%	11,985	800	6.68%
Investment Securities	44,145	1,805	4.09%	24,988	1,350	5.40%	7,432	424	5.71%
Collateralized Mortgage	53,817	3,931	7.30%	68,903	5,142	7.46%	53,136	3,799	7.15%
Obligations
Other Interest Earning Assets	11,244	252	2.24%	12,411	529	4.26%	6,421	451	7.02%
Total Interest Earning Assets	191,346	12,433	6.50%	183,978	13,100	7.12%	151,718	11,262	7.42%
Non Interest Earning Assets	5,370			3,225			1,752
TOTAL ASSETS	196,716			187,203			153,470

Interest Bearing Liabilities
Passbooks Deposits	26,819	677	2.52%	17,247	514	2.98%	17,964	523	2.91%
Interest Bearing Checking	6,569	132	2.01%	5,797	207	3.57%	993	49	4.93%
Certificates of Deposits	53,113	1,953	3.68%	39,930	2,122	5.31%	39,151	2,094	5.35%
Borrowings	72,056	4,042	5.61%	86,840	4,982	5.74%	53,944	3,209	5.95%
Total Interest Bearing Liabilities	158,557	6,804	4.29%	149,814	7,825	5.22%	112,052	5,875	5.24%
Non Interest Bearing Liabilities	3,011			906			1,238
TOTAL LIABILITIES	161,568			150,720			113,290
Stockholders’ Equity	35,148			36,483			40,180
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	196,716			187,203			153,470

Net Interest Earning Assets	32,789			34,164			39,666
Net Interest Income		5,629			5,275			5,387
Net Interest Spread			2.21%			1.90%			2.18%
Net Interest Margin			2.94%			2.87%			3.55%

Interest on mortgage-backed securities decreased $42,000 during the twelve months ended December 31, 2002 to $48,000, compared to $90,000 for the twelve months ended December 31, 2001. This compares to $800,000 for the twelve months ended December 31, 2000. The yield of the Company’s mortgage-backed securities increased in 2002 to 7.1% compared to 6.5% in 2001. The increase in the yield was due to a decrease in the prepayments of these instruments with a subsequent decrease in the amortization of premiums related to these instruments. During 2000, the Company’s mortgage-backed securities yielded 6.68%. The average balance of mortgage-backed securities was $.7 million, $1.4 million and $12.0 million in 2002, 2001 and 2000, respectively.

Interest income from CMOs decreased from $5.1 million for the twelve months ended December 31, 2001, to $3.9 million for the twelve months ended December 31, 2002. For the twelve months ended December 31, 2000, interest income from CMOs was $3.8 million. For the twelve months ended December 31, 2002, the average balance of CMOs was $53.8 which yielded 7.3%. For the twelve months ended December 31, 2001 the average balance of CMOs was $68.9 million which yielded 7.5%. The Company ‘s CMOs yielded 7.15% on an average balance of $53.1 million for the twelve months ended December 31, 2000.

Interest income from other interest-earning assets consist of dividends on Federal Home Loan Bank ("FHLB") stock and interest earned on Federal Funds Sold and interest-bearing deposits in other financial institutions. During the twelve months ended December 31, 2002, interest income from other interest earning assets decreased $277,000 to $252,000, compared to $529,000 for the twelve months ended December 31, 2001. The average balance of other interest-earning assets was $11.2 million which yielded 2.2% for the twelve months ended December 31, 2002. For the twelve months ended December 31, 2001, the average balance of other interest earning assets was $12.4 million which yielded 4.26%. The decrease in yield was a direct result of falling interest rates. For the twelve months ended December 31, 2000, the average balance of other interest-earning assets was $6.4 million which yielded 7.02%.

  RATE/VOLUME ANALYSIS

The following table shows the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities affected interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume multiplied by prior year rate and (ii) changes in rate multiplied by prior year volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

INTEREST RATE/VOLUME ANALYSIS

For December 31, 2000 - 2002

(Dollars in Thousands)

	12/31/01 to 12/31/02			12/31/00 to 12/31/01
	Rate	Volume	Total	Rate	Volume	Total
Interest Income
Loans Receivable	$ -	$ 408	$ 408	$ (80)	$ 281	$ 201
Mortgage-backed Securities	8	(50)	(42)	(17)	(693)	(710)
Investment Securities	(400)	855	455	(23)	949	926
CMO's	(86)	(1,125)	(1,211)	165	1,178	1,343
Other-Interest Earning Assets	(251)	(26)	(277)	(192)	270	78

Total	(729)	62	(667)	(147)	1,985	1,838

Interest Expense
Passbook Savings	(79)	242	163	13	(22)	(9)
Interest-Bearing Checking	(90)	15	(75)	(14)	172	158
Certificates of Deposit	(651)	482	(169)	(16)	44	28
Borrowings	(113)	(827)	(940)	(112)	1,885	1,773

Total	(933)	(88)	(1,021)	(129)	2,079	1,950

Increase/(Decrease) in
Net Interest Income	$ 204	$ 150	$ 354	$ (18)	$ (94)	$ (112)
	===	===	===	===	====	====

Interest Expense – Interest expense decreased $1.0 million for the twelve months ended December 31, 2002 to $6.8 million compared to $7.8 million for the twelve months ended December 31, 2001. Average interest-bearing liabilities was $158.6 million which cost 4.3% for the twelve months ended December 31, 2002. For the twelve months ended December 31, 2001, average total interest bearing liabilities were $149.8 million which cost 5.2%. The decrease in the Company’s overall cost of funds from 2001 to 2002 was primarily due to a reduction in the average balance of FHLB advances, which typically cost more than retail deposits, and the downward re-pricing of the Company’s existing retail deposits. In 2000, average interest-bearing liabilities of $112.1 million cost the Company 5.24%.

Interest Expense on Deposits - Interest expense on deposits was $2.8 million for twelve months ended December 31, 2002 and 2001 and $2.7 million for the twelve months ended December 31, 2000. While the average balance increased, the overall cost decreased due to the continuing reduction of the average rates paid. The average balance of deposits for the twelve months ended December 31, 2002 was $86.5 million which cost 3.2%. The average balance of deposits for the twelve months ended December 31, 2001 was $63.0 million which cost 4.5%. The average balance of deposits for the twelve months ended December 31, 2000 was $58.1 million and cost 4.59%.

Interest Expense on Transaction Accounts - Expense on checking accounts (predominantly NOW accounts) was $132,000 for the twelve months ended December 31, 2002 compared to $207,000 for the twelve months ended December 31, 2001. The average balance of transaction accounts was $6.6 million in 2002 and cost 2.0%. For 2001, such accounts carried an average balance of $5.8 million and cost 3.6%. The average balance of transaction accounts was $1.0 million for the twelve months ended December 31, 2000 and cost 4.93%.

Interest Expense on Certificates of Deposit - Expense on certificates of deposit decreased slightly in 2002 compared to 2001. This was because a large percentage of the Company’s portfolio of certificates of deposit carry maturities of one year or less, meaning many repriced in 2002 during a falling interest rate environment. The average balance of certificates of deposit was $53.1 million costing the Company $2.0 million, or 3.7%, for the twelve months ended December 31, 2002. For the twelve months ended December 31, 2001, the average balance of certificates of deposit was $39.9 million, costing 5.3%. For the twelve months ended December 31, 2000, the average balance of certificates of deposit was $39.2 million, costing 5.35%.

Interest Expense on Passbook Savings – For the twelve months ended December 31, 2002, the average balance of passbook savings was $26.8 million and cost 2.5%. For the twelve months ended December 31, 2001, the average balance of passbook savings was $17.2 million which cost 3.0%. For the twelve months ended December 31, 2000, the average balance of passbook savings was $18.0 million which cost 2.91%.

Interest Expense on Borrowings –Interest expense on borrowings decreased $1.0 million for the twelve months ended December 31, 2002 to $4.0 million, a decrease of 20%, compared to $5.0 million for the twelve months ended December 31, 2001. The average balance of borrowings was $72.1 million in 2002 which cost 5.6%. For the twelve months ended December 31, 2001, the average balance of borrowings was $86.8 million which cost 5.7%. In 2000, average borrowings were $53.9 million which cost 5.95%.

Provision for Loan Losses -The Allowance for Loan Loss ("ALL") is closely monitored by management and provisions to increase or reductions to the ALL to a level deemed appropriate by management are made accordingly. Additional provisions are necessary when either growth of the entire loan portfolio, changes in the loan mix, or charge-offs drop the ALL below that level deemed appropriate by management. Reductions occur due to a decline in the size of the loan portfolio or when previously reserved-for loans are paid down or collected in full.

The Company made provisions for loan losses of $48,000 in 2002 compared to $25,000 in 2001. The provision for loan loss in 2001 was mainly due to the continued growth of the loan portfolio. The $48,000 provision for loan loss was related to a change in the mix of the Company’s loan portfolio. While the overall balance of the loan portfolio was decreased from 2001 to 2002, the percentage of non-residential loans increased. The Company’s non-residential loans consist of commercial term loans and lines of credit, the mortgage loans secured by multifamily dwellings and commercial real estate. These loans typically carry more risk than loans secured by one-to-four family residences. Accordingly, non-residential loans are assigned a higher allowance than the Company’s residential loans in the overall calculation of the ALL. At December 31, 2002, approximately 25% of the Company’s loan portfolio was comprised of non-residential loans compared to 13% at December 31, 2001.

For the twelve months ended December 31, 2002, the Company had no loan charge-offs. During the twelve months ended December 31, 2001, the Company had $10,000 in loan charge-offs. The provision for loan losses reflects management’s evaluation of the underlying credit risk of the Company’s loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. As of December 31, 2002, the ALL as a percent of the entire loan portfolio was .62% while the ratio in 2001 was .53%. The ALL as a percentage of non-performing loans was 74% at December 31, 2002, compared to 175% at December 31, 2001. Future additions to the ALL will be dependent on a number of factors including the performance of the Company’s loan portfolio, specifically in terms of delinquencies, foreclosures and charge-offs. Other factors considered in establishing the ALL include the local economy, inflation, and changes in interest rates and the effect of such changes on real estate values. Management believes that the ALL was adequate at December 31, 2002.

Non-Interest Income - Non-interest income for the twelve months ended December 31, 2002, was $102,000, compared to $634,000 for the twelve months ended December 31, 2001. Non-interest income is comprised of two components, gain or losses from the sale of investments, and service charges. In 2001, the Company realized net gains on the sale of investment securities of $607,000, primarily from the sale of FHLMC common stock, compared to $20,000 in gains from the sale of other equity investments in 2002. In 2000, the Company had net losses of ($146,000) primarily from the sale of $10 million of mortgage-backed securities. Fee income is made up primarily of service charges on transaction accounts as well as ATM fees. Fee income was $82,000, $27,000 and $11,000 in 2002, 2001 and 2000, respectively.

Non-Interest Expenses – Non-interest expenses increased from $3.7 million for the twelve months ended December 31, 2001, to $4.2 million for the twelve months ended December 31, 2002. This compares to $3.4 million for the twelve months ended December 31, 2000. The increase was attributable to compensation and benefits, occupancy expense and ad valorem taxes. During 2002, the Company opened another full service branch office. This increased expenses such as utilities, telephone and office supplies. Also during 2002, the Company increased its staff by four employees. The cost of the Company’s ESOP also increased from 2001 to 2002 due to the increase in market value of the Company’s stock. The Company’s increase in ad valorem taxes was attributable to the increase in Louisiana Bank Shares tax paid by the Association. There was a substantial increase in the tax rate in 2002 and an increase in the Company’s basis, which approximates the shareholders’ equity of the Association.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the Company’s ability to meet its financial commitments and obligations on a timely basis. These commitments and obligations include loan disbursements, savings withdrawals by customers, the payment of cash dividends, check clearings and the daily operating expenses of the Company. Liquidity management involves the daily monitoring of cash on hand, non-interest bearing operating accounts, overnight Federal Funds Sold, short-term investments and the Company’s ability to convert these assets into cash without incurring a loss. Monthly paydowns on mortgage loans, mortgage-backed securities and CMOs are anticipated and channeled to either cash on hand, overnight Federal Funds Sold or short-term investments in order to meet the Company’s demands and maximize interest earned on these funds.

The Company’s primary sources of funds are interest and non-interest bearing customer deposits, advances from the Federal Home Loan Bank and maturities of its existing investments including mortgage loans, mortgage-backed securities, investment securities and CMOs. The Company offers competitive interest rates in an effort to maintain its core deposit base consisting of passbook savings, checking accounts and certificates of deposit. The Company does not utilize brokered deposits nor does it offer special rates for "jumbo" deposits of $100,000 or more.

Guaranty Savings and Homestead Association, the Company’s wholly-owned subsidiary, is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of December 31, 2002, the Association’s tangible and core capital amounted to $28.1 million, or 13.8% of adjusted total assets, while the Association’s risk-based capital was $28.6 million, or 25.1% of total adjusted risk-weighted assets. The Company remains "well capitalized" under the standards of the Office of Thrift Supervision ("OTS").

MARKET RISK ANALYSIS – ASSET LIABILITY MANAGEMENT

Qualitative Risk Analysis. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that could be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either re-price or mature within a given period of time. The difference or the interest rate re-pricing "gap" provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 2002, the ratio of the Association’s cumulative one-year gap to total assets was 36.8% and its ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year was 150.7%. This compares to December 31, 2001, when the Association’s cumulative one-year gap to total assets was 27.8% and its ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year was 154.4%. The sensitivity analysis for 2002 and 2001 appears in the following tables on 13-16.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Association’s results of operations, the Association has adopted asset and liability management policies including an interest rate risk policy to better enable management to match the re-pricing and maturities of its interest-earning assets and interest-bearing liabilities. Monthly, management reviews the re-pricing gap on an internal model specifically designed for the assets and liabilities currently being held by the Association. On a quarterly basis, the entire Board of Directors receives an interest rate risk report which analyzes changes to the net portfolio value ("NPV"). The NPV is the difference between the market value of the Association’s assets and the market value of the Association’s liabilities and off balance sheet commitments. The Board reviews the internal model and a standard thrift industry model prepared by the OTS from the Association’s quarterly Consolidated Maturity and Rate Report.

The nature of thrifts such as Guaranty Savings and Homestead Association lends itself to the creation of negative gaps over the short term since the Association is invested primarily in home mortgage loans varying in length usually from 15 to 25 years while its longest term interest-bearing liabilities are five-year certificates of deposit and several of its FHLB advances. Therefore it is vital that the Association utilize its other investments to offset in the short-term (12-month) horizon the substantial negative re-pricing gap which arises from one to five years while at the same time maximizing net interest income. This is why the Association places much of its ready cash in short-term investments such as mortgage-based mutual funds. These types of investments provide the benefit of overnight availability while producing yields approximately 150 basis points higher than overnight Federal Funds Sold. The Association also places a high emphasis on cash flows in its portfolio of CMOs. The duration of the Association’s CMOs varies from two to fifteen years. At present, due to the large influx of cash and subsequent reinvestment in short-term mutual funds during 2002, at December 31, 2002, the Association was in a very positively gapped position over the twelve-month horizon.

Quantitative Risk Analysis Presented below, as of December 31, 2002 is an analysis of Guaranty Savings & Homestead Association’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. Currently, due to the low level of interest rates, the only downward shock capable of being applied is 100 basis points. As illustrated in the tables below, NPV is more sensitive to and may be more negatively impacted by falling rates than rising rates. This position is opposite the traditional position of the Association. Due to the high payoffs currently being experienced by the Association in its portfolio of loans and CMOs, and due to the significant balances in cash, cash equivalents, and short term investments, the Association would benefit most from a rising interest rate environment in terms of net interest income as well as NPV. This is due to the large amount of assets which would reprice sooner than the Associations liabilities.

Change (in Basis Points)	Net Portfolio Value at December 31, 2002 ------------------------
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+300	36,092	2,075	+6%
+200	35,451	1,434	+4%
+100	34,765	748	+2%
0	34,017
-100	33,156	(861)	-3%
Change (in Basis Points)	Net Portfolio Value at December 31, 2001 ------------------------
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+300	19,589	(10,889)	-36%
+200	23,459	(7,019)	-23%
+100	27,032	(3,446)	-11%
0	30,478
-100	34,175	3,697	12%
-200	37,682	7,204	24%
-300	41,090	10,612	35%

The assumptions used by management to evaluate the vulnerability of the Association’s operations to changes in interest rates in the tables above are based on assumptions utilized in the gap tables on pages 13 - 16. Although management finds these assumptions reasonable, the interest rate sensitivity of the Association’s assets and liabilities and the estimated effects of changes in interest rates on the Association’s net interest income and NPV indicated in the above table could vary substantially if different assumptions were used or actual experience differs from such assumptions.

SENSITIVITY ANALYSIS

The following table summarizes the anticipated maturities or re-pricing of the Association’s interest-earning assets and interest-bearing liabilities as of December 31, 2002, based on the information and assumptions set forth in the notes below.

(Dollars in Thousands)	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-Earning Assets:
Cash and interest-earning deposits	$11,500	$-	$-	$-	$-	$11,500
U.S. Government and Agency Securities (1)	-	-	300	501	-	801
FHLMC and FHLB Stock	25,322	-	-	-	-	25,322
Mortgage-based Mutual Funds	30,955	-	-	-	-	30,955
Mortgage Loans (1)	10,848	32,545	33,502	-	-	76,896
Commercial Loans (2)	-	1,145	-	-	370	1,515
Collateralized Mortgage Obligations (1)	27,304	25,189	-	-	-	52,493
Consumer Loans	396	-	-	-	-	396
TOTAL INTEREST-EARNING ASSETS	106,325	58,880	33,802	501	370	199,878
	======	=====	=====	=====	=====	======

Interest Bearing Liabilities:
NOW Accounts	6,542	-	-	-	-	6,542
Passbook Savings	31,117	-	-	-	-	31,117
Certificates of Deposits (2)	10,824	36,872	20,408	109	-	68,213
FHLB Advances (2)	9,977	14,287	18,951	11,645	11,532	66,392
TOTAL INTEREST-EARNING LIABILITIES	$58,460	$51,159	$39,359	$11,754	$11,532	$172,264
	=====	=====	=====	=====	=====	======

Excess/(Deficiency) of interest-earning
assets over interest-bearing liabilities	$47,865	$7,721	($5,557)	($11,253)	($11,162)	$27,614

Cumulative Excess/(Deficiency) of interest-
earning assets over interest bearing liabilities	$47,865	$55,586	$50,029	$38,776	$27,614

Cumulative Excess/(Deficiency) of interest-
earning assets over interest bearing liabilities
as a percent of total assets	23.11%	26.84%	24.16%	18.72%	13.33%

Ratio of interest-earning assets to interest-
bearing liabilities	181.88%	115.09%	85.88%	4.26%	3.21%

Ratio of cumulative interest-earning assets
to interest-bearing liabilities	181.88%	150.71%	133.58%	124.12%	116.03%

(1) Based on monthly payments received in the month ended December 31, 2002.
(2) Based on contractual maturities

SENSITIVITY ANALYSIS

The following table summarizes the anticipated maturities or re-pricing of the Association’s interest-earning assets and interest-bearing liabilities as of December 31, 2001, based on the information and assumptions set forth in the notes below.

(Dollars in Thousands)	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-Earning Assets:
Cash and interest-earning deposits	$8,141	$-	$-	$-	$-	$8,141
U.S. Government and Agency Securities (1)	-	-	-	800	-	800
FHLMC and FHLB Stock	22,901	-	-	-	-	22,901
Mortgage-based Mutual Funds	16,466	-	-	-	-	16,466
Mortgage Loans (1)	4,844	14,532	38,754	23,653	-	81,783
Commercial Loans (2)	55	231	-	-	397	683
Collateralized Mortgage Obligations (1)	17,788	34,318	-	-	-	52,106
Consumer Loans	254	-	-	-	-	254
TOTAL INTEREST-EARNING ASSETS	70,449	49,081	38,754	24,453	397	183,134
	======	=====	=====	=====	=====	======

Interest Bearing Liabilities:
NOW Accounts	7,666	-	-	-	-	7,666
Passbook Savings	20,042	-	-	-	-	20,042
Certificates of Deposits (2)	8,621	23,864	10,229	503	-	43,217
FHLB Advances (2)	3,405	13,836	29,323	15,667	17,034	79,265
TOTAL INTEREST-EARNING LIABILITIES	$39,734	$37,700	$39,552	$16,170	$17,034	$150,190
	=====	=====	=====	=====	=====	======

Excess/(Deficiency) of interest-earning
assets over interest-bearing liabilities	$30,715	$11,381	($798)	$8,283	($16,637)	$32,944

Cumulative Excess of interest-
earning assets over interest bearing liabilities	$30,715	$42,097	$41,298	$49,581	$32,944

Cumulative Excess of interest-
earning assets over interest bearing liabilities
as a percent of total assets	20.32%	27.85%	27.32%	32.80%	21.79%

Ratio of interest-earning assets to interest-
bearing liabilities	177.30%	130.19%	97.98%	151.22%	2.33%

Ratio of cumulative interest-earning assets
to interest-bearing liabilities	177.30%	154.36%	135.30%	137.24%	121.93%

(1) Based on average monthly payments for the three months ended December 31, 2001.
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

LaPorte, Sehrt, Romig and Hand

To The Board of Directors

GS Financial Corp. and Subsidiary

Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS FINANCIAL CORP. and its wholly-owned subsidiary, GUARANTY SAVINGS AND HOMESTEAD ASSOCIATION as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ LaPorte, Sehrt, Romig and Hand

--------------------------------------------

A Professional Accounting Corporation

January 10, 2003

Metairie, Louisiana

A Professional Accounting Corporation

110 Veterans Blvd., Ste 200, Metairie, LA 70005-4958 (504) 835-5522 FAX (504)835-5535

724 East Boston Street Covington, LA 70433 (985) 892-5850 FAX (985) 892-5956

E-Mail Address: laporte@laporte.com Internet Address: http:/www.laporte.com/

Member of AICPA Division for CPA Firms-Private Companies Practice Section and SEC Practice

Section, An Independently Owned Member of the RSM McGladrey Network

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2002	2001

CASH AND CASH EQUIVALENTS
Cash and Amounts Due from Depository Institutions	$1,584	$376
Interest-Bearing Deposits in Other Banks	9,578	8,132
Federal Funds Sold	2,190	130

Total Cash and Cash Equivalents	13,352	8,638

Securities Available-for-Sale, at Fair Value	55,091	35,820
Mortgage-Backed Securities Available-for-Sale,
at Fair Value	569	885
Collateralized Mortgage Obligations Available-for-Sale,
at Fair Value	53,066	52,087
Loans, Net	78,334	81,611
Accrued Interest Receivable	642	883
Premises and Equipment, Net	2,668	2,546
Real Estate Held-for-Investment, Net	529	532
Stock in Federal Home Loan Bank, at Cost	5,461	5,304
Prepaid Income Tax	114	-
Deferred Charges	114	86
Other Assets	89	102

Total Assets	$210,029	$188,494

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2002	2001

LIABILITIES
Deposits	$106,509	$71,169
Advance Payments by Borrowers for Taxes and Insurance	705	738
FHLB Advances	66,392	79,265
Accrued Interest - FHLB Advances	311	372
Deferred Income Tax	1,572	1,390
Other Liabilities	156	152

Total Liabilities	175,645	153,086

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized
- 0 - Shares Issued and Outstanding	-	-
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized
3,438,500 Shares Issued and Outstanding	34	34
Additional Paid-in Capital	34,040	33,911
Unearned ESOP Shares	(1,083)	(1,365)
Unearned RRP Trust Stock	(1,274)	(1,477)
Treasury Stock (1,917,539 Shares in 2002 and
1,775,338 Shares in 2001) at Cost	(27,695)	(25,179)
Retained Earnings	28,334	27,639
Accumulated Other Comprehensive Income	2,028	1,845

Total Stockholders' Equity	34,384	35,408

Total Liabilities and Stockholders' Equity	$210,029	$188,494

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	For The Years Ended
	December 31,
	2002	2001	2000

INTEREST INCOME
Loans Receivable	$6,397	$5,989	$5,788
Investment Securities	1,805	1,350	424
Mortgage-Backed Securities	48	90	800
Collateralized Mortgage Obligations	3,931	5,142	3,799
Dividends on Federal Home Loan Bank Stock	157	199	237
Other Interest Income	95	330	214

Total Interest Income	12,433	13,100	11,262

INTEREST EXPENSE
Deposits	2,762	2,843	2,666
Advances from Federal Home Loan Bank	4,042	4,982	3,209

Total Interest Expense	6,804	7,825	5,875

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	5,629	5,275	5,387

PROVISION FOR LOAN LOSSES	48	25	7

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,581	5,250	5,380

NON-INTEREST INCOME
Gain (Loss) on Sale of Investments	20	607	(146)
Other Income	82	27	11

Total Non-Interest Income	102	634	(135)

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands)

	For The Years Ended
	December 31,
	2002	2001	2000

NON-INTEREST EXPENSES
Compensation and Employee Benefits	2,617	2,387	2,098
Advertising	101	95	95
Office Supplies, Telephone and Postage	148	133	109
Net Occupancy Expense	426	354	323
Legal Fees	21	29	13
Audit and Consulting Fees	53	53	59
Supervisory Fees	94	82	72
Federal Insurance Premiums	13	11	12
Data Processing Expense	152	139	129
Real Estate Owned Expense - Net	3	3	2
Ad Valorem Taxes	453	339	365
Other	107	53	107

Total Non-Interest Expenses	4,188	3,678	3,384

INCOME BEFORE INCOME TAX
EXPENSE	1,495	2,206	1,861

INCOME TAX EXPENSE	318	589	666

NET INCOME	$1,177	$1,617	$1,195

EARNINGS PER SHARE - BASIC	$0.86	$1.04	$0.60

EARNINGS PER SHARE - DILUTED	$0.86	$1.04	$0.60

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2002	2001	2000

NET INCOME	$1,177	$1,617	$1,195

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding Gains Arising
During the Period	835	802	1,685

Reclassification Adjustment for (Gains) Losses
Included in Net Income	(652)	(249)	187

Total Other Comprehensive Income	183	553	1,872

COMPREHENSIVE INCOME	$1,360	$2,170	$3,067
	====	====	====

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2002, 2001 and 2000
(Dollars in Thousands)

				Unearned			Accumulated
		Add’l			RRP		Other	Total
	Common Stock	Paid-in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCES AT DECEMBER 31, 1999	$34	$33,822	$(11,978)	$(1,927)	$(1,974)	$26,151	$(580)	$43,548

Distribution of
RRP Trust Stock	-	(64)	-	-	220	-	-	156

ESOP Compensation
Earned	-	96	-	281	-	-	-	377

Purchase of Treasury Stock	-	-	(8,590)	-	-	-	-	(8,590)

Dividends Declared	-	-	-	-	-	(763)	-	(763)

Net Income - Year Ended
December 31, 2000	-	-	-	-	-	1,195	-	1,195

Other Comprehensive Income, Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	1,872	1,872
BALANCES AT DECEMBER 31, 2000	$34	$33,854	$(20,568)	$(1,646)	$(1,754)	$26,583	$ 1,292	$37,795

Distribution of
RRP Trust Stock	-	(76)	-	-	277	-	-	201

ESOP Compensation
Earned	-	133	-	281	-	-	-	414

Purchase of Treasury Stock	-	-	(4,611)	-	-	-	-	(4,611)

Dividends Declared	-	-	-	-	-	(561)	-	(561)

Net Income - Year Ended
December 31, 2001	-	-	-	-	-	1,617	-	1,617

Other Comprehensive Income, Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	553	553
BALANCES AT DECEMBER 31, 2001	$34 ==	$33,911 =====	$(25,179) ======	$(1,365) =====	$(1,477) =====	$27,639 =====	$1,845 ====	$35,408 =====

Distribution of
RRP Trust Stock	-	(55)	-	-	203	-	-	148

ESOP Compensation
Earned	-	184	-	282	-	-	-	466

Purchase of Treasury Stock	-	-	(2,516)	-	-	-	-	(2,516)

Dividends Declared	-	-	-	-	-	(482)	-	(482)

Net Income - Year Ended
December 31, 2002	-	-	-	-	-	1,177	-	1,177

Other Comprehensive Income, Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	183	183
BALANCES AT DECEMBER 31, 2002	$34 ==	$34,040 =====	$(27,695) ======	$(1,083) =====	$(1,274) =====	$28,334 =====	$2,028 ====	$34,384 =====

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,177	$1,617	$1,195
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	165	140	139
Discount Accretion Net of Premium Amortization	(739)	(613)	(129)
Provision for Losses	48	25	7
(Gain) on Disposal of Fixed Assets	-	-	(8)
Non-Cash Dividend - FHLB Stock	(157)	(199)	(236)
Net Loan Fees	(1)	(1)	(2)
Dividend on ARM Fund	(645)	(333)	(51)
Dividend on IMF Fund	(18)	(21)	(48)
Dividend on UST Fund	(43)	(15)	-
ESOP Expense	465	415	377
RRP Expense	149	198	156
(Gain) Loss on Sale of Foreclosed Real Estate	(6)	(49)	12
(Gain) Loss on Sale of Investments	(20)	(607)	146
Increase in Prepaid Income Taxes	(96)	(1)	-
Increase in Deferred Income Tax	74	61	63
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable	242	(202)	68
(Increase) in Deferred Charges	(27)	(25)	(11)
Increase (Decrease) in Accrued Income Tax	1	-	(32)
Increase (Decrease) in Other Liabilities	4	(229)	227
(Decrease) Increase in Accrued Interest – FHLB Advances	(61)	93	18
Increase in Other Assets	(5)	(57)	(8)

Net Cash Provided by Operating Activities	507	197	1,883

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in Thousands)

	For the Years Ended
	December 31,
2002		2001	2000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Collateralized Mortgage Obligations	(73,594)	(36,908)	(8,647)
Proceeds from Maturities of Collateralized Mortgage Obligations	73,034	37,604	9,108
Proceeds from Sale of Collateralized Mortgage Obligations	-	2,739	-
Proceeds from Sale of FHLMC Common Stock	-	632	413
Purchase of FHLMC Preferred Stock	(3,621)	(12,718)	(3,507)
Proceeds from Maturities of Available-for-Sale Securities	-	1,586	2,292
Proceeds from Maturities of Mortgage-Backed Securities	311	925	1,956
Proceeds from Sale of Mortgage-Backed Securities	-	2,316	10,313
Purchase of ARM Mutual Fund	(18,798)	(9,318)	(1,390)
Redemption of IMF Mutual Fund	-	-	2,410
Redemption (Purchase) of UST Mutual Fund	4,298	(4,240)	-
Sale (Purchase) of Other Equity Investments, Net	193	(123)	(50)
Loan Originations and Principal Collections, Net	3,188	(7,519)	(4,528)
Purchases of Premises and Equipment	(115)	(158)	(27)
Cost of Construction of Building for Real Estate Held for Investment	(1)	(322)	-
Acquisition of Land for Branch Development	(172)	-	-
Proceeds from the Sale of Premises and Equipment	-	-	16
Proceeds from Sales of Foreclosed Real Estate	51	546	2
Investment in Foreclosed Real Estate	(3)	(15)	(8)
Purchase of Federal Home Loan Bank Stock	-	(1,989)	(12)

Net Cash (Used in) Provided by Investing Activities	(15,229)	(26,962)	8,341

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended
	December 31,
	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(2,516)	(4,611)	(8,590)
(Decrease) Increase in Advances from
Federal Home Loan Bank	(12,874)	25,075	202
Payment of Cash Stock Dividends	(482)	(561)	(763)
Increase (Decrease) in Deposits	35,341	12,290	(337)
(Decrease) Increase in Deposits for Escrows	(33)	(193)	163

Net Cash Provided by (Used in) by Financing Activities	19,436	32,000	(9,325)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	4,714	5,235	899

CASH AND CASH EQUIVALENTS - Beginning of Year	8,638	3,403	2,504

CASH AND CASH EQUIVALENTS – End of Year	$13,352	$8,638	$3,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$6,874	$7,731	$5,847
Income Taxes	326	537	618
Loans Transferred to Foreclosed Real Estate
During the Year	42	364	109
Market Value Adjustment for Gain/(Loss)
on Securities Available-for-Sale	277	838	2,836

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

Currently, the Company’s investment in CMO’s is limited to Real Estate Mortgage Investment Conduits (REMIC’s). A REMIC is a pass-through investment vehicle created under the Tax Reform Act of 1986 to issue multiple class mortgage-backed securities.

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

REAL ESTATE HELD-FOR-INVESTMENT

Real estate held-for-investment consists of a multi-suite office building at a former branch location of the Association. The Company leases two of the four suites to the Association which serves as a branch office location. The remaining two suites are rented by unrelated third parties.

INCOME TAXES

The Company and its wholly-owned subsidiary file a consolidated Federal income tax return on a calendar year basis. Each entity pays its pro rata share of income taxes in accordance with a written tax-sharing agreement.

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

NON-DIRECT RESPONSE ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were $101,000, $95,000 and $95,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  NEW ACCOUNTING STANDARDS NOT YET ADOPTED

Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", updates, clarifies, and simplifies existing accounting pronouncements related to extinguishment of debt, accounting requirements for the effects of transitions to the provisions of the Motor Carrier Act of 1980, and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company

Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities", a replacement of Emerging Issues Task Force (EITF) No. 94-3. This statement provides accounting and reporting standards for costs associated with exit or disposal activities that were previously recognized at the date a Company committed to an exit plan. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

Statement of Financial Accounting Standards No. 147 (SFAS 147), "Acquisitions of Certain Financial Institutions An amendment of SFAS 72 and 144, and FASB Interpretation No. 9." This statement provides accounting and reporting standards for the application of the purchase method to all acquisitions of financial institutions (including branch acquisitions that meet the definition of a business), except transactions between two or more mutual enterprises. Previously, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was classified as an unidentifiable intangible asset and subsequently amortized. This statement requires that long-lived assets (including long-term customer relationship intangible assets) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires a probability-weighted cash flow estimation approach, and includes a "primary-asset" approach to determine the cash flow estimation period. This statement is effective for acquisitions on or after October 1, 2002. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensaton – Transition and Disclosure An Amendment of FASB Statement No. 123," is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

NOTE B

INVESTMENT SECURITIES

Securities available-for-sale consist of the following (in thousands):

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$801	$116	$-	$917
Adjustable Rate
Mortgage Mutual Fund	31,924	39	-	31,963
Intermediate Mortgage
Mutual Fund	412	7	-	419
FHLMC Common Stock	16	929	-	945
FHLMC Preferred Stock	19,846	1,001	-	20,847
	-------	-------	-------	-------
	$52,999	$2,092	$-	$55,091
	=====	=====	=====	=====

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
U. S. Government
and Federal Agencies	$801	$85	$-	$886
Adjustable Rate
Mortgage Mutual Fund	12,481	32	-	12,513
Ultra Short-Term
Mutual Fund	4,255	-	4	4,251
Intermediate
Mortgage Mutual Fund	394	3	-	397
FHLMC Common Stock	16	1,031	-	1,047
FHLMC Preferred Stock	16,224	326	-	16,550
Equity Investments-Other	173	3	-	176
	-------	-------	-------	-------
	$34,344	$1,480	$4	$35,820
	=====	=====	=====	=====

The following is a summary of maturities of securities available-for-sale (in thousands):

	December 31,
	2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	---------	---------	---------	---------
Amounts Maturing in:
In One Year or Less	$52,198	54,174	$33,543	$34,934
After One Year Through Five Years	801	917	801	886
After Five Years Through Ten Years	-	-	-	-
	------	------	------	------
	$52,999	55,091	$34,344	$35,820
	=====	=====	=====	=====

The Company's investment in FHLMC common and preferred stock represents an investment in securities which pay a stated rate of interest quarterly of which 70% is exempt from Federal income tax. This FHLMC preferred stock contains call options from 2004 to 2009.

In 2002, the Company sold $279,000 of other equity investments and realized a gain of $20,000. In 2001, the Company sold 10,000 shares of FHLMC common stock at a gain of $623,000. The Company also wrote down its investment in the Intermediate Mortgage Mutual Fund $27,000 in 2001. During 2000, the Company realized losses of $210,000 through the redemption of $2.6 million of its Intermediate Mortgage Mutual Fund. The Company also sold 10,000 shares of FHLMC common stock for $413,000, realizing a gain of $403,000.

At December 31, 2002 and 2001, three equity securities being are carried at a cost of $77,000 and are included in Other Assets. The cost of these securities approximates their fair value.

NOTE C

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consist of the following (in thousands):

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
GNMA	539	30	-	569
	-------	-------	-------	-------
	$539	$30	$-	$569
	=====	=====	=====	=====

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available for Sale:
GNMA	$857	$28	$-	$885
	-------	-------	-------	-------
	$857	$28	$-	$885
	=====	=====	=====	=====

The amortized cost and fair value of mortgage-backed securities at December 31, 2002 and 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

December 31, 2002	Amortized Cost	Fair Value
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$-	$-
After One Year Through Five Years	-	-
After Five Years Through Ten Years	-	-
After Ten Years	539	569
	------	------
	$539	$569
	=====	=====
December 31, 2001	Amortized Cost	Fair Value
	---------	---------
Mortgage-Backed Securities Maturing:
In One Year or Less	$-	$-
After One Year Through Five Years	-	-
After Five Years Through Ten Years	-	-
After Ten Years	857	885
	--------	--------
	$857	$885
	=====	=====

In 2001, the Company sold $2.3 million of mortgage-backed securities at a net loss of $5,000. In 2000, the Company sold GNMA and FNMA mortgage-backed securities with a book value of $10.6 million, resulting in a loss of $337,000.

NOTE D

COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized Mortgage Obligations (CMO’s) consist of the following (in thousands):

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$7,534	$8	$18	$7,524
FHLMC	19,404	81	2	19,483
GNMA	1,601	-	-	1,601
OTHER	23,564	898	4	24,458
	-------	-------	-------	-------
	$52,103	$987	$24	$53,066
	=====	=====	=====	=====
December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	----------	----------	----------	----------
Available-for-Sale:
FNMA	$1,283	$-	$9	$1,274
FHLMC	13,702	153	65	13,790
OTHER	35,810	1,213	-	37,023
	-------	-------	-------	-------
	$50,795	$1,366	$74	$52,087
	=====	=====	=====	=====

In 2001, the Company sold $2.7 million of collateralized mortgage obligations at a gain of $16,000. At December 31, 2002 and 2001, CMO’s are classified as available-for-sale, and are reported on the financial statements at their fair value. Also, all of the CMO’s held as of December 31, 2002 and 2001 have contractual maturities of greater than ten years. There were no sales of CMO’s during 2002 or 2000.

CMO’s with market values of $14,003,855 and $28,540,794 have been pledged as collateral towards the outstanding balance of Advances from the Federal Home Loan Bank at December 31, 2002 and 2001, respectively.

NOTE E

LOANS

Loans at December 31, 2002 and 2001 are summarized as follows (in thousands):

	December 31,
	2002	2001
Loans Secured by First Mortgages on Real Estate:
One to Four
Family Residential	$57,502	$69,843
FHA and VA	1	9
Construction	1,263	1,056
Commercial Real Estate	8,672	3,431
Other	9,451	6,750
	---------	---------
Total Real Estate Loans	76,889	81,089

Consumer Loans:
Second Mortgage	7	11
Loans on Deposits	396	254
	---------	---------
Total Consumer Loans	403	265

Commercial Loans	1,515	683
	---------	---------
	78,807	82,037

Allowance for
Loan Losses	(483)	(435)

Net Deferred Loan
Origination Costs	10	9
	---------	---------
Loans, Net	$78,334	$81,611
	=====	=====

An analysis of the allowance for loan losses as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
	-----	-----	-----
Balance, Beginning
of Year	$435	$420	$424
Provision for Losses	48	25	7
Loans Charged Off	-	10	11
Recoveries	-	-	-
	-----	-----	-----
Balance, End of Year	$483	$435	$420
	====	====	====

Loans receivable as of December 31, 2002 are scheduled to mature and adjustable rate loans are scheduled to re-price as follows (in thousands):

	Under One Year	One to Five Years	Six to Ten Years	Over 10 Years	Total
	------	------	------	------	------
Loans Secured by 1-4 Family
Residential:
Fixed Rate	$71	$1,184	$6,698	$49,549	$57,502
Other Loans Secured by
Real Estate:
Fixed Rate	-	14,236	5,158	-	19,394
Commercial Fixed Rate	1,146	-	369	-	1,515
All Other Loans	396	-	-	-	396
	------	------	------	------	------
	$1,613	$15,420	$12,225	$49,549	$78,807
	=====	=====	=====	=====	=====

At December 31, 2002 and 2001, the Association had loans totaling approximately $295,000 and $179,000, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $49,000 and $56,000 at December 31, 2002 and 2001, respectively. The amount of interest income that would have been recorded on loans in non-accrual status at December 31, 2002, had such loans performed in accordance with their terms, was approximately $34,000. Such interest foregone for the year ended December 31, 2001 was approximately $8,000.

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

Loans to such borrowers are summarized as follows (in thousands):

	December 31,
	2002	2001
Balance, Beginning
of Year	$1,456	$1,454
Additions	50	228
Payments and Renewals	(571)	(226)
	---------	---------
Balance, End of Year	935	1,456

The Association’s lending activity is concentrated within the metropolitan New Orleans area and surrounding parishes, with its major emphasis in the origination of permanent single-family dwelling loans. Such loans comprise the majority of the Association’s loan portfolio.

NOTE F

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 2002 and 2001 consists of the following (in thousands):

	December 31,
	2002	2001
Loans	$345	$348
Mortgage-Backed Securities	4	6
Collateralized Mortgage Obligations	269	277
Investments and Other	24	252
	------	------
Totals	$642	$883
	====	====

NOTE G

PREMISES AND EQUIPMENT

A summary of premises and equipment follows (in thousands):

	December 31,
	2002	2001
Land	$952	$781
Buildings and Improvements	2,074	2,071
Furniture, Fixture and Equipment	735	637
	------	------
	3,761	3,489
Accumulated Depreciation and Amortization	(1,093)	(943)
	------	------
	$2,668	$2,546
	====	====

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $150,000, $139,000 and $137,000, respectively.

NOTE H

FORECLOSED REAL ESTATE

A summary of the activity of the Foreclosed Real Estate account follows (in thousands):

	December 31,
	2002	2001
Balance - Beginning of the Year	$-	$117
Acquired in Settlement of Loans	42	363
Costs Capitalized	3	15
Sales of Foreclosed Real Estate	(45)	(495)
Less: Allowance for Losses on Foreclosed Real Estate	-	-
	------	------
	$-	$-
	===	====

Expenses applicable to foreclosed real estate consists of operating expenses, net of rental income. The Company incurred net expenses associated with foreclosed real estate of approximately $-0- for the year ended December 31, 2002. For the years ended December 31, 2002 and 2001, the Company recognized net income associated with foreclosed real estate of approximately $-0- and $2,000, respectively.

NOTE I

REAL ESTATE HELD-FOR-INVESTMENT

Real estate held-for-investment, which consists of a multi-suite office building located on the property of a former branch location of the Association, is summarized below (in thousands):

	December 31,
	2002	2001
Land	$226	$226
Buildings and Improvements	320	307
	------	------
	546	533
Accumulated Depreciation	(17)	(1)
	------	------
	$529	$532
	===	====

Depreciation expense for each of the years ended December 31, 2002, 2001 and 2000 was $16,000, $1,000 and $2,000, respectively. Depreciation expense during 2002 and 2001 was for the newly constructed multi-suite office building that was placed into service in November, 2001. Depreciation expense for 2000 was for the former structure located on the property. During 2000, the Company transferred the remaining book value of the structure from Building and Improvements to Land.

In 2002 the Company realized $49,000 in rental income from this property. During 2001, the Company had $5,000 in such rental income.

NOTE J

DEPOSITS

Deposit account balances at December 31, 2002 and 2001 are summarized as follows (in thousands):

	Weighted Average Rate at		Year Ended December 31,
	December 31,		2002		2001
	2002	2001	Amount	Percent	Amount	Percent
Balance by Interest Rate:
Demand Deposit
Accounts	1.83%	1.94%	$7,143	6.71%	$7,910	11.12%
Regular Savings
Accounts	2.28%	2.75%	31,153	29.25	20,042	28.16
Certificates of
Deposit	3.44%	4.34%	68,213	64.04	43,217	60.72

			$106,509	100.00%	$71,169	100.00%
			======	=====	======	=====
Certificate Accounts Maturing
Under 12 months			$47,695	69.92%	$32,485	75.17%
12 months to 24 months			8,981	13.17	8,049	18.62
24 months to 36 months			11,428	16.75	2,180	5.04
36 months to 48 months			35	0.05	496	1.15
48 months to 60 months			74.11		7.02

			$68,213	100.00%	$43,217	100.00%
			======	=====	======	=====

The aggregate amount of deposits with a minimum balance of $100,000 was approximately $17,368,000 and $3,928,000 at December 31, 2002 and 2001, respectively.

Interest expense for each of the following periods is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Certificates	$1,953	$2,122	$2,094
NOW Accounts	132	207	-
Passbook Savings	677	514	572

	$2,762	$2,843	$2,666

The Association held deposits of approximately $1,149,000 and $653,000 for officers and directors at December 31, 2002 and 2001, respectively.

NOTE K

ADVANCES FROM FEDERAL HOME LOAN BANK

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by a blanket floating lien on first mortgage loans and certain pledged CMOs. Total interest expense recognized in 2002, 2001 and 2000, respectively, was $4,042,000, $4,982,000 and $3,209,000.

  Advances at December 31, 2002 and 2001 consisted of the following (in thousands):

Contract Rate	Advance Total
	2002	2001
4.00% to 4.99%	$1,144	$2,234
5.00% to 5.99%	58,851	67,954
6.00% to 6.99%	6,397	9,077
	$66,392	$79,265
	=====	=====

Maturities of Advances at December 31, 2002 for each of the next five years are as follows (in thousands):

Year Ending
December 31,	Amount
2003	$27,453
2004	6,226
2005	9,537
2006	6,131
2007	5,514
Thereafter	11,531
$66,392

NOTE L

INCOME TAX EXPENSE

The provision for income taxes for 2002, 2001 and 2000 consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current Tax Expense	$232	$528	$603
Deferred Tax Expense	86	61	63

	$318	$589	$666

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

	Years Ended December 31,
	2002	2001	2000
Expected Tax Provision at a 34% Rate	$508	$750	$633
Expected State Corporate Tax	2	(2)	9
Effect of Tax Exempt Income	(248)	(207)	(5)
Employee Stock Ownership Plan	62	53	20
Other	(6)	(5)	9
	$318	$589	$666

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

	2002	2001
Deferred Tax Assets
Recognition and Retention Plan	$13	$13
Employee Stock Ownership Plan	43	87
Other	3	4
Total Deferred Tax Assets	59	104

Deferred Tax Liabilities
FHLB Stock Dividends	$356	$302
Market Value Adjustment to
Available-for-Sale Securities	1,045	950
Allowance for Loan Losses	156	183
Other	74	59
Total Deferred Tax Liabilities	1,631	1,494

Deferred Tax Liabilities - Net of Deferred Tax Assets	$1,572	$1,390
	====	====

Included in retained earnings at December 31, 2002 and 2001 is approximately $3,800,000 in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carry-back of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $1,292,000 for December 31, 2002 and 2001, respectively.

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

The Association may contribute to the plan, in the form of debt service, at the discretion of its board of directors. Dividends received on ESOP shares are either utilized to service the debt or credited to participant accounts at the discretion of the trustees of the Plan. Shares are released for allocation to plan participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to plan participants each year and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-in Capital. ESOP compensation expense was approximately $465,000, $415,000 and $377,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The ESOP shares as of December 31, 2002 and 2001 were as follows:

	2002	2001
Allocated Shares	123,457	103,658
Shares Released for Allocation	28,132	28,132
Unreleased Shares	108,319	136,451

Total ESOP Shares	259,908	268,241
	======	======
Fair Value of Unreleased Shares (in thousands)	$1,966	$2,039
	====	====

Total ESOP shares decreased in 2002 and 2001 due to the liquidation of shares for employees who terminated their employment in 2002 and 2001.

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

The total cost associated with the Plan is based on a per share value of $12.50, the market price of the Company’s stock as of the date on which the Plan was amended. This cost is being amortized over ten years. Compensation expense pertaining to the Recognition and Retention plan was $149,000, $198,000 and $156,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The increased expense in 2001 was attributable to a lump sum distribution of the remaining awarded shares under the terms of the plan to a member of the Board of Directors who retired for health reasons.

A summary of the changes in restricted stock follows:

	Unawarded Shares	Awarded Shares
Balance at January 1, 2001	12,472	87,522
Purchased by Plan	-	-
Granted	-	-
Forfeited	-	-
Earned and Issued	-	(16,038)

Balance at December 31, 2001	12,472	71,484
Purchased by Plan	-	-
Granted	-	-
Forfeited	-	-
Earned and Issued	-	(11,916)

Balance at December 31, 2002	12,472	59,568
	=====	=====

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

The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000
Net Income (In thousands)
As Reported	$1,177	$1,617	$1,195
Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects	(166)	(210)	(210)

Pro Forma Net Income	$ 1,011	$1,407	$ 985
	====	====	====
Earnings per Share
Basic, as reported	$ .86	$1.04	$ .60
Basic, pro forma	$ .74	$ .90	$ .50
Diluted, as reported	$ .86	$1.04	$ .60
Diluted, pro forma	$ .74	$ .90	$ .50

The fair value of options granted on October 15, 1997 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.59%; expected volatility of 16.2%; risk-free interest rate of 6.14%; and life of 9.88 years.

A summary of the status of the Company’s stock option plan as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at Beginning of Year	275,076	$ 17.18	275,076	$ 17.18	275,076	$ 17.18
Granted	-		-		-
Exercised	-		-		-
Forfeited	-		-		-
	---------		--------		---------
Outstanding at End of Year	275,076	$ 17.18	275,076	$ 17.18	275,076	$ 17.18
	======		=====		======
Options Exercisable at Year-end	275,076	$ 17.18	220,061	$ 17.18	176,507	$ 17.18
	======		=====		======

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 12/31/02	Life	Price	at 12/31/02	Price

$ 17.18	275,076	4.8 years	$ 17.18	275,076	$ 17.18

NOTE P

COMPREHENSIVE INCOME

Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2002, 2001 and 2000. The following represents the tax effects associated with the components of comprehensive income (in thousands).

	Years Ended December 31,
	2002	2001	2000
Gross Unrealized Holding Gains (Losses)
Arising During the Period	$1,265	$1,215	$2,553
Tax (Expense) Benefit	(430)	(413)	(868)

	835	802	1,685

Reclassification Adjustment for (Gains)
Losses Included in Net Income	(988)	(377)	283
Tax Expense (Benefit)	336	128	(96)

	(652)	(249)	187

Net Unrealized Holding Gains (Losses)
Arising During the Period	$183	$553	$1,872

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

FIRREA was signed into law on August 9, 1989. Regulations for savings institutions’ minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system and restricted investment activities with respect to non-investment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

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

The following table sets out the Association’s various regulatory capital categories at December 31, 2002 and 2001.

	2002		2001
(in thousands)	Dollars	Percentage	Dollars	Percentage

Tangible Capital	$28,145	13.79%	$26,393	14.40%
Tangible Equity	28,145	13.79%	26,393	14.40%
Core/Leverage Capital	28,145	13.79%	26,393	14.40%
Tier 1 Risk-Based Capital	28,145	24.63%	26,393	28.24%
Total Risk-Based Capital	28,628	25.05%	26,828	28.71%

As of December 31, 2002, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be "well capitalized", the Association must maintain minimum leverage capital ratios and minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators.

NOTE R

REGULATORY CAPITAL

The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.

(in thousands)	Net Income for the Year Ended December 31, 2002	Capital as of December 31, 2002

Per GAAP	$1,138	$30,152

Total Assets		$207,109

Capital Ratio		14.56%

	Tangible Capital	Tangible Equity	Core/ Leverage Equity	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Per GAAP	$30,152	$30,152	$30,152	$30,152	$30,152
Capital Required
to be Reduced:
Unrealized Gain
on Securities
Available-for-Sale	(2,007)	(2,007)	(2,007)	(2,007)	(2,007)

Allowance for Loan
Losses	-	-	-	-	483

Regulatory Capital
Measure	$28,145	$28,145	$28,145	$28,145	$28,628
	=====	=====	=====	=====	=====

Adjusted Total Assets	$204,054	$204,054	$204,054
	======	======	======
				$114,261	$114,261
				======	======
Risk-Weighted Assets

Capital Ratio	13.79%	13.79%	13.79%	24.63%	25.05%

Required Ratio	1.50%	2.00%	3.00%	4.00%	8.00%

Required Capital	$3,061		$6,122		$9,141
	=====		=====		=====
Excess Capital	$25,084		$22,023		$19,487
	=====		=====		=====

(in thousands)	Net Income for the Year Ended December 31, 2001	Capital as of December 31, 2001

Per GAAP	$1,578	$28,218

Total Assets		$186,002

Capital Ratio		15.17%
	Tangible Capital	Tangible Equity	Core/ Leverage Equity	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Per GAAP	$28,218	$28,218	$28,218	$28,218	$28,218
Capital Required
to be Reduced:
Unrealized Gain
on Securities
Available-for-Sale	(1,825)	(1,825)	(1,825)	(1,825)	(1,825)

Allowance for Loan
Losses	-	-	-	-	435

Regulatory Capital
Measure	$26,393	$26,393	$26,393	$26,393	$26,828
	=====	=====	=====	=====	=====

Adjusted Total Assets	$183,238	$183,238	$183,238
	======	======	======
				$93,459	$93,459
				=====	=====
Risk-Weighted Assets

Capital Ratio	14.40%	14.40%	14.40%	28.24%	28.71%

Required Ratio	1.50%	2.00%	3.00%	4.00%	8.00%

Required Capital	$2,749		$5,497		$7,477
	=====		=====		=====

Excess Capital	$23,644		$20,896		$19,351
	=====		=====		=====

NOTE S

COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Association has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements.

COMMITMENTS TO EXTEND CREDIT

The Association is a party to credit related commitments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These consist of outstanding mortgage and construction loan commitments and commercial lines of credit. As of December 31, 2002 and 2001, outstanding mortgage, construction and commercial lines of credit commitments were approximately $2,797,000 and $2,340,000, respectively.

EMPLOYMENT CONTRACTS

The chief executive officer and the executive vice-president of the Association serve under employment contracts that were approved by the Board of Directors on February 13, 1997. The contracts were amended on February 14, 2002, to extend the term thereof to February 13, 2005.

OPERATING LEASE

During 2002, the Association entered into a lease with the Company for a Branch Office Location. The rental expense associated with this lease is eliminated in the consolidated statement of operations. The lease has a term of 24 months with a rental rate of $4,025 per month. In addition, the Association leases an automobile under an operating lease that expires in November 2005. Total rent expense incurred under these leases amounted to $39,907, $16,076 and $4,713 for the years ended December 31, 2002, 2001, and 2000, respectively.

  Future minimum rental payments are as follows:

Year Ending December 31,	Amount
2003	$55,855
2004	55,855
2005	6,925
--------
Total	$118,635
=====

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

NOTE U

CONCENTRATION OF CREDIT RISK

The Association’s lending activity is concentrated within the southeastern part of Louisiana. Also in accordance with industry practices, the Association has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.

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

For mortgage loans receivable the fair values are based on discounted cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk.

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

  Estimated fair values of the financial instruments are as follows (in thousands):

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Short-Term Investments	$13,352	$13,352	$8,638	$8,638
Investment Securities	55,091	55,091	35,820	35,820
Mortgage-Backed Securities	569	569	885	885
Collateral Mortgage Obligations	53,066	53,066	52,087	52,087
Loans (Net of Allowance for Loan Losses)	78,334	84,373	81,611	83,904

Financial Liabilities
Deposits	$106,509	$106,251	$71,169	$71,961
Advances from Federal Home Loan Bank	66,392	73,071	79,265	80,836

Unrecognized Financial Instruments
Commitments to Extend Credit	$1,533	$1,774	$575	$619
Unfunded Construction Loan Commitments	680	856	1,690	1,775
Unfunded Commercial Lines of Credit	584	584	75	75

NOTE W

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following sets forth condensed results of operations for 2002 and 2001 (dollar amounts in thousands, except per share data):

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

Interest Income	$3,070	$3,135	$3,211	$3,017
Interest Expense	1,709	1,678	1,699	1,718
Net Interest Income	1,361	1,457	1,512	1,299
Provision for Loan Losses	4	11	-	33
Other Income	24	37	21	20
Other Expense	969	1,027	1,027	1,164
Income Tax Expense	84	98	105	31

Net Income	$328	$358	$401	$91
	===	===	===	===
Net Income per Common Share (1)
Basic	$0.23	$0.25	$0.30	$0.07
Dilluted	$0.23	$0.25	$0.30	$0.07
Dividends Per Share	$0.09	$0.09	$0.09	$0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

Interest Income	$3,089	$3,445	$3,376	$3,190
Interest Expense	1,848	2,123	2,008	1,847
Net Interest Income	1,241	1,322	1,368	1,343
Provision for Loan Losses	13	-	2	9
Other Income	598	7	31	10
Other Expense	883	923	940	945
Income Tax Expense	335	124	131	(1)

Net Income	$608	$282	$326	$400
	===	===	===	===
Net Income per Common Share (1)
Basic	$0.36	$0.17	$0.22	$0.28
Dilluted	$0.36	$0.17	$0.22	$0.28
Dividends Per Share	$0.09	$0.09	$0.09	$0.09

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

NOTE X

EARNINGS PER COMMON SHARE

Earnings per share are computed using the weighted average number of shares outstanding. Options to purchase 275,076 shares at $17.18 per share were outstanding during 2002, 2001, and 2000 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares. The options were still outstanding at December 31, 2002. The Company had no other securities outstanding during the years ended December 31, 2002, 2001, or 2000 that would have a dilutive effect on earnings per share.

Average shares outstanding at December 31, 2002, 2001 and 2000 amounted to 1,371,800, 1,555,260, and 1,976,605, respectively. The following table presents the components of average outstanding shares for each of the three years:

	Years Ended December 31,
	2002	2001	2000

Average Common Shares Issued	3,438,500	3,438,500	3,438,500
Average Treasury Shares	(1,845,346)	(1,623,649)	(1,159,394)
Average Unearned ESOP Shares	(136,373)	(164,506)	(192,638)
Average Unearned RRP Trust Shares	(84,981)	(95,085)	(109,863)
	-------------	-------------	-------------
	1,371,800	1,555,260	1,976,605
	========	========	========

NOTE Y

CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

GS FINANCIAL CORP.
CONDENSED FINANCIAL CONDITION
(Dollars in Thousands)

ASSETS
	December 31,
	2002	2001
Cash and Cash Equivalents	$245	$131
Investments - Available-for-Sale, at Fair Value	1,492	871
Mortgage-Backed Securities - Available-for-Sale, at Fair Value	573	891
Investment in Subsidiary	30,152	28,218
Loan Receivable	1,338	1,718
Dividend Receivable from Subsidiary	-	3,000
Other Assets	788	777

	$34,588	$35,606
	====	====

LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred Tax Liability	$20	$15
Other Liabilities	6	4
Stockholders' Equity	34,562	35,587

	$34,588	$35,606
	====	====

NOTE Y

CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

(CONTINUED)

GS FINANCIAL CORP.
STATEMENT OF OPERATIONS
(Dollars in Thousands)
	For the Years Ended
	December 31,
	2002	2001	2000
INTEREST INCOME
Mortgage-Backed Securities	$48	$76	$128
Dividend from Subsidiary	-	-	5,000
Loans	129	152	173
Investment Securities	39	26	19
Other Interest Income	2	6	39

Total Interest Income	218	260	5,359

NON-INTEREST INCOME
Undistributed Earnings of Subsidiary	1,138	1,579	(3,904)
Gain on Sale of Investments	20	-	-
Income from Real Estate Held-for-Investment	77	5	-

Total Non-Interest Income	1,235	1,584	(3,904)

NON-INTEREST EXPENSES
General and Administrative	106	70	59
Intercompany Personnel Expense	123	122	116
Taxes	22	16	20
Loss on Sale of Investments	-	-	10

Total Non-Interest Expenses	251	208	205

INCOME BEFORE INCOME TAX	1,202	1,636	1,250

PROVISION FOR INCOME TAX	25	19	55

NET INCOME	$1,177	$1,617	$1,195
	=====	=====	=====

NOTE Y

CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

(CONTINUED)

GS FINANCIAL CORP.
STATEMENT OF CASH FLOWS
(Dollars in Thousands)
	For the Years Ended
	December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net Income	$1,177	$1,617	$1,195
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation Expense	17	2	3
(Gain) Loss on Sale of Investments	(20)	-	10
Equity in Undistributed Earnings of Subsidiary	(1,138)	(1,579)	3,904
Amortization of Investment Premium	7	15	4
Dividend on ARM Fund	(36)	(21)	(11)
Dividend on IMF Fund	(1)	(1)	(8)
Decrease in Accrued Interest Receivable	2	5	2
Decrease in Dividend Receivable from Subsidiary	3,000	5,035	3,335
(Increase) Decrease in Tax Receivable	(5)	-	47
Increase (Decrease) in Deferred Income Tax	4	(2)	10
Decrease (Increase) in Other Assets	3	(4)	(8)
Increase in Other Liabilities	2	-	-
Increase (Decrease) in Accrued Income Tax	-	5	(1)
Net Cash Provided by Operating Activities	3,012	5,072	8,482

INVESTING ACTIVITIES
Redemption of IMF Mutual Fund	-	-	200
Investment in ARM Mutual Fund	(758)	(481)	(60)
Sale (Investment) in Other Equity Securities	193	(123)	(50)
Principal Paydowns Note Receivable GS Financial ESOP	380	229	238
Principal Paydowns on Mortgage-Backed Securities -
Available-for-Sale	311	668	227
Investment in Premises and Equipment	(26)	-	-
Investment in Real Estate	-	(316)	-
Net Cash Provided by (Used in) Investing Activities	100	(23)	555

FINANCING ACTIVITIES
Purchase of Treasury Stock	(2,516)	(4,611)	(8,590)
Payment of Dividends	(482)	(561)	(763)
Net Cash (Used in) Financing Activities	(2,998)	(5,172)	(9,353)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114	(123)	(316)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	131	254	570
CASH AND CASH EQUIVALENTS - END OF YEAR	$245	$131	$254

BOARD OF DIRECTORS

Donald C. Scott

Mr. Scott (Age 51) has served as President and Chief Executive Officer of the Company since February 1997 and President of the Association since March 1985; prior thereto, he served in various management and other positions at the Association. He has been a director since 1982.

Kenneth B. Caldcleugh

Mr. Caldcleugh (Age 53) is the President and Owner of The Cellars of River Ridge, a fine wine and spirit retail outlet in Louisiana. Prior thereto, Mr. Caldcleugh was the Vice President and Regional Manager of Glazer Companies of Louisiana (formerly Glazer Wholesale Spirit & Wine Distributors), from 1973 to 1996. He has been a director since 1996.

Stephen L. Cory

Mr. Cory (Age 53) is an insurance agent and President of the Cory, Tucker & Larrowe Agency in Metairie, Louisiana. He has been a director since 1995.

Bradford A. Glazer

Mr. Glazer (Age 47) is President of Glazer Enterprises, Inc., Cincinnati, Ohio, an independent freight agency for Landstar Ligon. Formerly, Mr. Glazer was Senior Vice President of Espy & Straus, Inc., Cincinnati, Ohio. Prior thereto, Mr. Glazer was the Chairman of Glazer Steel Corporation, in New Orleans, Louisiana (and Knoxville, Tennessee). He has been a director since 1991.

J. Scott Key

Mr. Key (Age 50) is the President and Chief Operating Officer of Kencoil, Inc. (previously D & S Industries), an electric motor coil manufacturer and its subsidiary Scott Armature, a provider of sales and services of electrical apparatus, in Belle Chasse, Louisiana. He has been a director since 1991.

Mannie D. Paine, Jr.

Dr. Paine (Age 86) is a retired physician. Dr. Paine has provided consulting services for various companies. He is a former Medical Director for Blue Cross of Louisiana, Medicaid and Pan American Insurance Company. He has been a director since 1976.

Bruce A. Scott

Mr. Scott (Age 50) is an attorney and has served as Executive Vice President of the Company since February 1997 and Executive Vice President of the Association since 1985. Mr. Scott also serves as legal counsel and Personnel Manager of the Association, and performs certain legal services for the Association and its borrowers in connection with real estate loan closings and receives fees from the borrowers in connection therewith. He has been a director since 1982.

Albert J. Zahn, Jr.

Mr. Zahn (Age 51) is a certified public accountant and president of the firm Al Zahn, CPA, A Professional Accounting Corporation. He has been a director since 1992.

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