Form 10-Q
period 2003-03-31
GS FINANCIAL CORP
filed 2003-05-15
CIK 1029630

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

As of May 13, 2003, there were 1,381,391 shares of the Registrant’s common stock outstanding. The financial statements contained within this Form 10-Q for the three months ended March 31, 2003 and 2002 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Three Months ended March 31, 2003

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of March 31, 2003, Unaudited and December 31, 2002, Audited)	3

	Consolidated Statements of Income
	(For the three months ended March 31, 2003 and 2002, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the three months ended March 31, 2003 and 2002, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the three months ended March 31, 2003 and 2002, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

Part II - Other Information		17

Item 1	Legal Proceedings	17

Item 2	Changes in Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)

Cash and Due from Banks	$2,345	$1,584
Interest-Bearing Deposits in Other Banks	3,547	9,578
Federal Funds Sold	1,815	2,190
Investment Securities	81,690	55,091
Loans (Net)	75,448	78,334
Mortgage-Backed Securities	534	569
Collateralized Mortgage Obligations	34,874	53,066
FHLB Stock	5,495	5,461
Accrued Interest Receivable	521	642
Premises and Equipment	2,648	2,668
Other Assets	921	846

Total Assets	$209,838	$210,029
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Interest-Bearing Deposits	$117,715	$105,907
Non-Interest Bearing Deposits	1,438	1,306
Borrowings	56,416	66,392
Other Liabilities	2,082	2,040

Total Liabilities	177,651	175,645

STOCKHOLDERS' EQUITY

Common Stock & Additional Paid in Capital	34,160	34,074
Treasury Stock	(30,050)	(27,695)
Accumulated Other Comprehensive Income	1,807	2,028
Unearned ESOP Stock	(1,013)	(1,083)
Unearned RRP Trust Stock	(1,274)	(1,274)
Other Stockholders' Equity	28,557	28,334

Total Stockholders' Equity	32,187	34,384

Total Liabilities and Stockholders' Equity	$209,838	$210,029
GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2003	2002

INTEREST INCOME (from)
Loans	$1,480	$1,575
Mortgage-Backed Securities	10	13
Investment Securities	553	467
Collateralized Mortgage Obligations	495	950
Other Interest Income	72	65
Total Interest Income	2,610	3,070

INTEREST EXPENSE (on)
Deposits	778	630
FHLB Advances	830	1,079
Total Interest Expense	1,608	1,709

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	1,002	1,361

PROVISION FOR LOAN LOSSES	-	4

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,002	1,357

NON-INTEREST INCOME
Gain on Investments	573	-
Other Income	20	24
Total Non-Interest Income	593	24

OTHER EXPENSES
Compensation and Benefits	715	630
Net Occupancy Expense	113	105
Other Expenses	301	234
Total Other Expenses	1,129	969

INCOME BEFORE TAX EXPENSE	466	412

INCOME TAX EXPENSE	91	84

NET INCOME	$375	$328

BASIC EARNINGS PER SHARE	$.29	$.23
DILUTED EARNINGS PER SHARE	$.28	$.23

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2003, and 2002
(Dollars in Thousands) (Unaudited)

					Unearned		Accumulated
		Additional		Unearned	RRP		Other	Total
	Common Stock	Paid in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE AT
DECEMBER 31, 2001	$ 34	$ 33,911	$ (25,179)	$ (1,365)	$ (1,477)	$ 27,639	$ 1,845	$ 35,408

Net Income for Quarter
Ended Mar. 31, 2002	-	-	-	-	-	328	-	328

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(258)	(258)

Purchase of Treasury Stock	-	-	(192)	-	-	-	-	(192)

ESOP Compensation Earned	-	65	-	71	-	-	-	136

Cash Dividends Paid	-	-	-	-	-	(149)	-	(149)
BALANCE AT
March 31, 2002	$ 34	$ 33,976	$ (25,371)	$ (1,294)	$ (1,477)	$ 27,818	$ 1,587	$ 35,273
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2002	$ 34	$ 34,040	$ (27,695)	$ (1,083)	$ (1,274)	$ 28,334	$ 2,028	$ 34,384

Net Income for Quarter
Ended Mar. 31, 2003	-	-	-	-	-	375	-	375

Other Comprehensive
Loss Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(221)	(221)

Purchase of Treasury Stock	-	-	(2,355)	-	-	-	-	(2,355)

ESOP Compensation Earned	-	86	-	70	-	-	-	156

Cash Dividends Paid	-	-	-	-	-	(152)	-	(152)
BALANCE AT
March 31, 2003	$ 34	$ 34,126	$ (30,050)	$ (1,013)	$ (1,274)	$ 28,557	$ 1,807	$ 32,187
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For The Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$375	$328
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	35	40
Discount Accretion Net of Premiums Amortized	13	(295)
Provision for Loan Losses	-	4
Net Loan Fees	1	(1)
Dividend on ARM Fund	(253)	(180)
Dividend on IMF Fund	(3)	(4)
Dividend on UST Fund	-	(29)
Non-Cash Dividend - FHLB	(34)	(39)
ESOP Expense	134	112
RRP Expense	37	37
Gain on Sale of Investments	(573)	-
Increase in Prepaid Income Taxes - Current	1	18
Changes in Deferred Income Tax	23	23
Changes in Operating Assets and Liabilities:
Decrease in Accrued Interest Receivable	121	24
Increase in Deferred Charges	(68)	(56)
Increase in Accrued Income Tax	91	65
Increase in Other Liabilities	28	32
Increase in Other Assets	(13)	(8)

Net Cash (Used in) Provided by Operating Activities	(85)	71

CASH FLOWS FROM INVESTING ACTIVITIES
Net Investment in Adjustable Rate Mutual Fund	$(25,939)	$(13,878)
Purchase of CMOs	(11,562)	(5,606)
Proceeds from Maturities of CMOs	22,091	17,402
Investment in FHLMC Preferred Stock	-	(492)
Proceeds from sale of CMOs	7,481	-
Investment in Other Equity Investments	-	(107)
Proceeds from Maturities of Mortgage-Backed Securities	39	104
Net Loan Repayments	2,885	566
Purchases of Premises and Equipment	(11)	(15)
Investment in Real Estate Held for Investment	-	(1)

Net Cash Used in Investing Activities	(5,016)	(2,027)

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For The Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$11,985	$5,298
Purchase of Treasury Stock	(2,355)	(192)
Payment of Cash Stock Dividends	(152)	(149)
Net Decrease in Advance Payments by Borrowers for
Taxes and Insurance	(46)	(157)
Net Decrease in FHLB Advances	(9,976)	(3,404)

Net Cash (Used in) Provided by Financing Activities	(544)	1,396

DECREASE IN CASH AND CASH EQUIVALENTS	(5,645)	(560)

CASH AND CASH EQUIVALENTS – January 1,	13,352	8,638

CASH AND CASH EQUIVALENTS – March 31,	$7,707	$8,078

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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and the notes included herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At March 31, 2003, there were 108,318 unallocated shares and the balance of the loan was $1.3 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $134,000 for the three months ended March 31, 2003, compared to $112,000 for the three months ended March 31, 2002. The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 1.3 million for the three months ended March 31, 2003, and 1.4 million shares for the three months ended March 31, 2002, basic and diluted. For the three months ended March 31, 2003, earnings per common share were $.29 basic, and $.28 diluted, compared to $.23 for the three months ended March 31, 2002 (basic and diluted). During the three months ended March 31, 2003 and 2002, the Company declared and paid cash dividends in the amount of $.10 and $.09 per common share, respectively.

(4) INVESTMENT SECURITIES

(Dollars in thousands)	March 31, 2003		December 31, 2002

	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$801	$910	$801	$917
ARM Mutual Fund	58,117	58,123	31,924	31,963
IMF Mutual Fund	415	422	412	419
FHLMC Common Stock	16	850	16	945
FHLMC Preferred Stock	19,846	21,385	19,846	20,847

TOTAL INVESTMENTS	$79,195	$81,690	$52,999	$55,091

(5) LOANS

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Total Loans	$ 75,922	$ 78,807
Allowance for Loan Losses	(483)	(483)
Net Unearned Fees	9	10
	--------	--------
TOTAL NET LOANS	$ 75,448	$ 78,334
	=====	=====

Permanent Mortgages (1-4 family)	$ 56,336	$ 57,510
Construction	1,610	1,263
Commercial Mortgages	7,837	8,672
Other Mortgages	6,569	9,451
Commercial	3,133	1,515
Consumer (secured by deposits)	437	396
	--------	--------
TOTAL LOANS	$ 75,922	$ 78,807
	=====	=====

ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended	March 31,
(Dollars in thousands)	2003	2002
	-----	-----
Beginning Balance, January 1,	$ 483	$ 435
Provision for Losses	-	4
Loans Charged Off	-	-
	-----	-----
Ending Balance, March 31,	$ 483	$ 439
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	March 31, 2003		December 31, 2002
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$524	$534	$539	$569

TOTAL MORTGAGE-
BACKED SECURITIES	$524	$534	$539	$569

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	March 31, 2003		December 31, 2002
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ 7,441	$ 7,440	$ 7,534	$ 7,524
FHLMC	7,030	7,064	19,404	19,483
GNMA	-	-	1,601	1,601
Private Issue	20,182	20,370	23,564	24,458
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 34,653	$ 34,874	$ 52,103	$ 53,066
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Passbook Savings	$ 31,778	$ 31,153
Certificates of Deposits	80,251	68,213
NOW Accounts	5,686	5,731
	----------	----------
TOTAL INTEREST-BEARING DEPOSITS	$ 117,715	$ 105,097
	======	======

(9) BORROWINGS

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Amounts maturing within 1 year	$ 19,001	$ 27,453
Amounts maturing over 1 year	37,415	38,939
	--------	--------
TOTAL BORROWINGS	$ 56,416	$ 66,392
	=====	=====

(10) STOCK OPTION PLAN

On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees. Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options, of which 260,340 shares have become fully vested and exerciseable. To date no options have been exercised.

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of March 31, 2003, of the 125,028 shares awarded, 2,500 shares have been forfeited due to termination of employment and 65,460 had been earned and issued. Compensation expense related to the RRP was $37,000 for the three months ended March 31, 2003 and 2002.

(12) TREASURY STOCK

As of March 31, 2003, the Company had repurchased approximately 2.0 million shares at an average price of $14.72 per share. During the quarter ended March 31, 2003, the Company repurchased 123,700 shares at a cost of $2,354,080.00. The following table summarizes the repurchase of shares of the Company's common stock by year:

GS Financial Corp.

Common Stock Repurchases

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	12.22
2000	679,600	12.64
2001	305,684	15.09
2002	142,201	17.69
2003	123,700	19.03

Total	2,041,239	$ 14.72

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

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Three Months
	Ended March 31,
	2003	2002
Office Supplies and Telephone	$40,081	$34,430
Bank Shares and Franchise Tax	122,786	86,250
Data Processing	41,306	33,064
Advertising	26,581	20,259
Supervisory Fees	22,419	22,989

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

The following discussion compares the financial condition of GS Financial Corp. at March 31, 2003 to December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002.

CHANGES IN FINANCIAL CONDITION

At March 31, 2003, the assets of the Company totaled $209.8 million, decreasing $.2 million from December 31, 2002, when total assets were $210.0 million. The changes in the balance sheet for the first quarter of 2003 were made up of continued growth in customer deposits, accelerated paydown of the Company's CMOs and loans, reinvestment of available cash into short term investments and regular amortization of the Company's advances from FHLB. Customer deposit accounts grew $12.8 million during the three months ended March 31, 2003

Net loans decreased $2.9 million to $75.4 million at March 31, 2003, compared to $78.3 million at December 31, 2002. A $1.2 million decrease in mortgage loans secured by one-to-four residential dwellings and a $3.8 million decrease in non-residential mortgage loans was partially offset by increases in commercial and construction loans. At the end of the first quarter, 2003, the Company had approximately $2.2 million in outstanding commercial and mortgage loan commitments.

Collateralized mortgage obligations decreased $18.2 million, or 34%, to $34.9 million at March 31, 2003 compared to $53.1 million at December 31, 2002. While the Company invested $11.6 million in CMOs during the first quarter of 2003, sales of $7.3 million and paydowns of $22.5 million led to the net decrease. Most of these funds were rolled into the AMF Adjustable Rate Mortgage-backed (ARM) Mutual Fund.

The Company's investment in mortgage-backed securities consists of fixed-rate GNMA bonds. During the first quarter of 2003, the Company's investment in these instruments decreased $35,000 due to regularly scheduled paydowns, as well as a decline in the market value of the investments.

Investment securities increased $26.6 million to $81.7 million at March 31, 2003 compared to $55.1 million at December 31, 2002. The increase was due mainly to the reinvestment of cash from CMO paydowns in the AMF Adjustable Rate Mortgage-backed (ARM) Mutual Fund totaling $26.1 million.

The Company’s overall cash position decreased approximately $5.6 million. Cash and cash equivalents decreased from $13.3 million at December 31, 2002, compared to $7.7 million at March 31, 2003. Balances of interest bearing deposits in Federal Home Loan Bank and Federal Funds Sold decreased while cash on hand increased.

Interest-bearing deposits increased $11.8 million to $117.7 million at March 31, 2003, compared to $105.9 million at December 31, 2002. This change was made up of increases in passbook savings and certificates of deposit, offset by decreases in NOW accounts.

The Company’s borrowings from the Federal Home Loan Bank decreased $10.0 million from $66.4 million at December 31, 2002 compared to $56.4 million at March 31, 2003. The Company's borrowings consisted of $35.0 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $16.9 in bullet (interest only until maturity) advances, and $4.5 million in balloon obligations from the FHLB. The decrease was due to regularly scheduled monthly amortization payments.

Stockholders’ equity decreased $2.2 million to $32.2 million at March 31, 2003 compared to $34.4 million at December 31, 2002. This was the net result during the three months ended March 31, 2003 of net income of $.4 million, decrease in other accumulated comprehensive income of $.2 million, an increase due to retirement of ESOP debt of $.1 million, decrease due to dividends paid of $.1 million and a decrease from treasury stock purchases of $2.4 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 2003 was $375,000 compared to $328,000 for the three months ended March 31, 2002. Basic earnings per common share were $.29 for the three months ended March 31, 2003 on average shares outstanding of 1,298,677 compared to $.23 per common share for the three months ended March 31, 2002 on average shares outstanding of 1,434,864. It should be noted that the results for the first quarter of 2003 included the effects from a one time gain of $573,000 on the sale of investment securities.

INTEREST INCOME

Total interest income for the quarter ended March 31, 2003 was $2.6 million compared to $3.1 million for the quarter ended March 31, 2002. For the three months ended March 31, 2003, average interest-earning assets were $202.3 million with an annualized yield of 5.1%. For the same period in 2002 average total interest-earning assets were $184.3 million yielding 6.7%.

Interest income from loans was $1.5 million for the three months ended March 31, 2003, compared to $1.6 million for the three months ended March 31, 2002. During the first quarter of 2003, the average loan portfolio balance was $76.3 million and yielded 7.76%. The average balance of the loan portfolio for the first quarter of 2002 was $81.3 million which yielded 7.75%.

Interest income from mortgage-backed securities was $10,000 for the three months ending March 31, 2003, compared to $13,000 for the three months ending March 31, 2002. The average balance of mortgage-backed securities during the three months ended March 31, 2003, was $.5 million which yielded 7.79%. For the same period in 2002, the average balance of mortgage-backed securities was $.8 million which yielded 7.03%.

Interest income from CMOs decreased to $495,000 for the three months ended March 31, 2003, compared to $950,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003 the average balance of the Company’s portfolio of CMOs was $39.2 million with an annualized yield of 5.1%. For the same period in 2002, the average balance was $44.7 million which yielded 8.5%.

Interest income from investment securities was $553,000 for the three months ended March 31, 2003 compared to $467,000 for the three months ended March 31, 2002. The average balance of investment securities was $67.3 million which yielded 3.3% during the three months ended March 31, 2003 compared to $46.0 million yielding 4.1% for the three months ended March 31, 2002. The reduction in yields from 2002 to 2003 was due to the rate reductions enacted by the Federal Reserve during 2002 and the Company's significant investment in its ARM fund during the last twelve months. The Company's influx of cash has been invested in the ARM which offers yields typically 150 basis points over money market rates while still offering one day availability and low volatility.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, increased from $65,000 for the three months ended March 31, 2002, to $72,000 for the three months ended March 31, 2003. The change was due to the increase in average balance of these money market type investments. For the three months ended March 31, 2003, the average balance of such investments was $19.1 million compared to $11.5 million for the three months ended March 31, 2002.

PROVISION FOR LOAN LOSSES

The Company had no allocation to provision for loan losses for the three months ended March 31, 2003 and $4,000 for the three months ended March 31, 2002. Asset quality remains strong with past due loans in 2003 being slightly less than 2002. Loans classified as substandard, for which a specific potential for loss has been identified are considered "special assets." Special assets were $280,000 at December 31, 2002 with an allocated allowance for loan loss (ALL) of $30,000 compared to $179,000 at March 31, 2003 with an allocated ALL of $56,000. Overall the ALL increased from .61% of the loan portfolio at December 31, 2002, to .64% at March 31, 2003.

INTEREST EXPENSE

The Company’s total interest expense decreased $.1 million to $1.6 million for the three months ended March 31, 2003 compared to $1.7 million for the three months ended March 31, 2002. The average balance of total interest-bearing liabilities was $171.3 million at a cost of 3.76% for the three months ended March 31, 2003. For the same period in 2002 the average balance of interest-bearing liabilities was $150.7 million costing 4.5%. The decrease in cost of funds was due to the effects of lower rates paid on certificates of deposit, passbook savings and NOW accounts.

The average balance of interest-bearing deposits was $112.0 million for the three months ended March 31, 2003 costing 2.78%. Average interest-bearing deposits for the three months ended March 31, 2002 was $73.6 million costing 3.4%. Interest expense on interest bearing deposits was $778,000 for the three months ended March 31, 2003, compared to $630,000 for the three months ended March 31, 2002.

The average balance of FHLB advances was $59.2 million at an annualized cost of 5.6% for the three months ended March 31, 2003. The average balance of FHLB advances for the three months ended March 31, 2002 was $77.1 million with an annualized cost of 5.6%.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2003 were $1,129,000 compared to $969,000 for the three months ended March 31, 2002. Of the $160,000 increase, $85,000 was attributable to increases in compensation and $35,000 was attributable to an increase in the bank shares tax.

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

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of March 31, 2003, the Association’s tangible and core capital amounted to $25.9 million, or 12.7% of adjusted total assets, while the Association’s risk-based capital was $26.4 million, or 19.6% of total adjusted risk-weighted assets.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2003. Management believes there have been no material changes in the Company’s market risk since December 31, 2002.

Item 4. - Controls and Procedures

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On March 25, 2003, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held on April 22, 2003 ("Annual Meeting"). There were two issues considered at the Annual Meeting, the election of three directors and the ratification of the appointment of the Company’s independent auditors. Both issues passed by the vote reflected below. In addition to the directors elected to three-year terms at the Annual Meeting, the following persons had terms of office as a director which continued after the Annual Meeting: Kenneth B. Caldcleugh, Bradford A. Glazer, Bruce A. Scott, Donald C. Scott, and Mannie D. Paine, Jr.

Approval of the election of Stephen L. Cory to a three-year term as director.

For	Withheld
---	--------
1,336,711	18,900

Approval of the election of J. Scott Key to a three-year term as director.

For	Withheld
---	--------
1,345,611	10,000

Approval of the election of Albert J. Zahn, Jr. to a three-year term as director.

For	Withheld
---	--------
1,345,611	10,000

Approval to ratify the appointment of LaPorte, Sehrt, Romig and Hand as the Company’s independent auditors for the year ending December 31, 2003.

For	Against	Abstained
---	-------	---------
1,348,811	5,400	1,400

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

GS FINANCIAL CORP.

Date: May 13, 2003	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman Board, President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Jerry M. Sintes, the Chief Financial Officer of GS Financial Corp., certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Jerry M. Sintes
Jerry M. Sintes, Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C.SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANCES-OXLEY ACT OF 2002

I, Donald C. Scott, Chairman of the Board, President and Chief Executive Officer of GS Financial Corp., hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

    The Quarterly Report on Form 10-Q of the Company of the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    By: /s/Donald C. Scott

    ----------------------

    Donald C. Scott, Chairman of the Board,

    President and Chief Executive Officer

    Date: May 13, 2003

    Exhibit 99.2

    CERTIFICATION PURSUANT TO

    18 U.S.C.SECTION 1350

    AS ADOPTED PURSUANT TO

    SECTION 906 OF THE SARBANCES-OXLEY ACT OF 2002

    I, Jerry M. Sintes, Chief Financial Officer of GS Financial Corp., hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

    The Quarterly Report on Form 10-Q of the Company of the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  By: /s/Jerry M. Sintes

  ----------------------

  Jerry M. Sintes, Chief Financial Officer

  Date: May 13, 2003