Form 10-Q
period 2003-06-30
GS FINANCIAL CORP
filed 2003-08-14
CIK 1029630

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

As of August 14, 2003, there were 1,342,027 shares of the Registrant’s common stock outstanding. The financial statements contained within this Form 10-Q for the three and six months ended June 30, 2003 and 2002 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Quarterly Period Ended June 30, 2003

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of June 30, 2003, Unaudited and December 31, 2002, Audited)	3

	Consolidated Statements of Income
	(For the three and six months ended June 30, 2003 and 2002, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the six months ended June 30, 2003 and 2002, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the six months ended June 30, 2003 and 2002, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-12

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

Part II - Other Information		17

Item 1	Legal Proceedings	17

Item 2	Changes in Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17-22

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

Cash and Due from Banks	$1,283	$1,584
Interest-Bearing Deposits in Other Banks	13,663	9,578
Federal Funds Sold	675	2,190
Investment Securities Available for Sale	100,765	55,091
Loans (Net)	76,796	78,334
Mortgage-Backed Securities	496	569
Collateralized Mortgage Obligations	12,290	53,066
FHLB Stock	5,529	5,461
Accrued Interest Receivable	465	642
Premises and Equipment	2,641	2,668
Other Assets	983	846

Total Assets	$215,586	$210,029
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Interest-Bearing Deposits	$128,008	$105,907
Non-Interest Bearing Deposits	1,256	1,306
Borrowings	53,602	66,392
Other Liabilities	1,986	2,040

Total Liabilities	184,852	175,645

STOCKHOLDERS’ EQUITY

Common Stock & Additional Paid in Capital	34,249	34,074
Treasury Stock	(31,049)	(27,695)
Accumulated Other Comprehensive Income	1,326	2,028
Unearned ESOP Stock	(943)	(1,083)
Unearned RRP Trust Stock	(1,274)	(1,274)
Retained Earnings	28,425	28,334

Total Stockholders’ Equity	30,734	34,384

Total Liabilities and Stockholders’ Equity	$215,586	$210,029

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

INTEREST INCOME
Loans	$1,503	$1,637	$2,983	$3,211
Mortgage-Backed Securities	9	12	19	26
Investment Securities	663	405	1,216	872
Collateralized Mortgage Obligations	252	1,021	747	1,971
Other Interest Income	65	60	137	125
Total Interest Income	2,492	3,135	5,102	6,205

INTEREST EXPENSE
Deposits	844	646	1,622	1,276
FHLB Advances	769	1,032	1,599	2,111
Total Interest Expense	1,613	1,678	3,221	3,387

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	879	1,457	1,881	2,818

PROVISION FOR LOAN LOSSES	56	11	56	15

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	823	1,446	1,825	2,803

NON-INTEREST INCOME
Gain on Investments	249	20	822	20
Other Income	32	17	52	41
Total Non-Interest Income	281	37	874	61

OTHER EXPENSES
Compensation and Benefits	684	660	1,399	1,290
Net Occupancy Expense	113	104	226	213
Other Expenses	329	263	630	493
Total Other Expenses	1,126	1,027	2,255	1,996

INCOME BEFORE TAX (BENEFIT) EXPENSE	(22)	456	444	868

INCOME TAX (BENEFIT) EXPENSE	(28)	98	63	182

NET INCOME	$6	$358	$381	$686

BASIC EARNINGS PER SHARE	$.01	$.25	$.31	$.48
DILUTED EARNINGS PER SHARE	$.01	$.25	$.31	$.48
GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For The Six Months Ended June 30, 2003, and 2002 (Dollars in Thousands) (Unaudited)

					Unearned		Accumulated
		Additional		Unearned	RRP		Other	Total
	Common Stock	Paid in Capital	Treasury Stock	ESOP Stock	Trust Stock	Retained Earnings	Comprehensive Income (Loss)	Stockholders’ Equity
BALANCE AT
DECEMBER 31, 2001	$ 34	$ 33,911	$ (25,179)	$ (1,365)	$ (1,477)	$ 27,639	$ 1,845	$ 35,408

Net Income for Six Months
Ended June 30, 2002	-	-	-	-	-	686	-	686

Other Comprehensive
Income Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(408)	(408)

Purchase of Treasury Stock	-	-	(881)	-	-	-	-	(881)

ESOP Compensation Earned	-	142	-	141	-	-	-	283

Cash Dividends Paid	-	-	-	-	-	(298)	-	(298)
BALANCE AT
June 30, 2002	$ 34	$ 34,053	$ (26,060)	$ (1,224)	$ (1,477)	$ 28,027	$ 2,253	$ 35,606
	==	=====	======	=====	=====	======	====	=====
BALANCE AT
DECEMBER 31, 2002	$ 34	$ 34,040	$ (27,695)	$ (1,083)	$ (1,274)	$ 28,334	$ 2,028	$ 34,384

Net Income for Six Months
Ended June 30, 2003	-	-	-	-	-	381	-	381

Other Comprehensive
Loss Net of Applicable Deferred
Income Taxes	-	-	-	-	-	-	(702)	(702)

Purchase of Treasury Stock	-	-	(3,354)	-	-	-	-	(3,354)

ESOP Compensation Earned	-	175	-	140	-	-	-	315

Cash Dividends Paid	-	-	-	-	-	(290)	-	(290)
BALANCE AT
June 30, 2003	$ 34	$ 34,215	$ (31,049)	$ (943)	$ (1,274)	$ 28,425	$ 1,326	$ 30,734
	==	=====	======	=====	=====	======	====	=====

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	For The Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$381	$686
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	71	82
Discount Accretion Net of Premiums Amortized	(21)	(460)
Provision for Loan Losses	56	15
Gain on Sale of Foreclosed Real Estate	-	(17)
Net Loan Fees	(1)	(2)
Dividend on ARM Fund	(602)	(313)
Dividend on IMF Fund	(7)	(9)
Dividend on UST Fund	(16)	(43)
Non-Cash Dividend - FHLB	(68)	(79)
ESOP Expense	315	235
RRP Expense	74	74
Gain on Sale of Investments	(822)	(20)
Deferred Income Tax Provision	(3)	278
Changes in Operating Assets and Liabilities:
Decrease in Accrued Interest Receivable	177	85
Increase in Prepaid Income Taxes - Current	1	16
Increase in Deferred Charges	(64)	(80)
Increase in Accrued Income Tax	57	-
Increase in Other Liabilities	237	180
Decrease in Accrued Interest Payable	(60)	(43)
Increase in Other Assets	(83)	(19)

Net Cash (Used in) Provided by Operating Activities	(378)	566

CASH FLOWS FROM INVESTING ACTIVITIES
(Investment)/Redemption in Adjustable Rate Mutual Fund	$(40,200)	$6,663
(Investment)/Redemption in UST Fund	(5,000)	4,255
Purchase of CMOs	(14,566)	(41,799)
Proceeds from Maturities of CMOs	47,520	26,970
Proceeds from sale of CMOs	7,510	-
Investment in FHLMC Preferred Stock	-	(3,621)
Proceeds from sale of FHLMC Common Stock	254	-
Proceeds from sale of Other Equity Investments	-	299
Proceeds from Maturities of Mortgage-Backed Securities	64	197
Net Loan Repayments/(Originations)	1,483	(2,248)
Purchases of Premises and Equipment	(35)	(42)
Purchase of Land for Future Branch Development	-	(171)
Proceeds from Sales of Foreclosed Real Estate	-	51
Investment in Foreclosed Real Estate	-	(45)

Net Cash Used in Investing Activities	(2,970)	(9,491)

GS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in Thousands) (Unaudited)
	For The Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$22,232	$12,234
Net Decrease in Unapplied Loan Payments	2	-
Net Decrease in Advance Payments by Borrowers for
Taxes and Insurance	(183)	(154)
Purchase of Treasury Stock	(3,354)	(881)
Payment of Cash Stock Dividends	(290)	(298)
Net Decrease in FHLB Advances	(12,790)	(6,856)

Net Cash Provided by Financing Activities	5,617	4,045

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,269	(4,880)

CASH AND CASH EQUIVALENTS – January 1,	13,352	8,638

CASH AND CASH EQUIVALENTS – June 30,	$15,621	$3,758

Cash Received During the Period For:
Interest Income	$5,279	$6,110

Cash Paid During the Period For:
Interest Expense	$3,281	$3,387
Income Taxes	$43	$187

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

The consolidated financial statements include the accounts of GS Financial Corp. and its subsidiary (the Company). All significant intercompany balances and transactions have been eliminated.

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the Company’s 2002 annual report of Form 10-K.

(2) EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At June 30, 2003, there were 108,318 unallocated shares and the balance of the loan was $1.2 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $134,000 for the three months ended June 30, 2003, compared to $123,000 for the three months ended June 30, 2002. The increase was attributable to the rise in the market value of the stock.

(3) EARNINGS PER SHARE AND PAYMENTS OF DIVIDENDS

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. In accordance with SFAS 128, the average weighted shares outstanding were approximately 1.2 million for the three months ended June 30, 2003, and 1.4 million shares for the three months ended June 30, 2002, basic and diluted. For the three months ended June 30, 2003, earnings per common share were $.01 (basic and diluted), compared to $.25 for the three months ended June 30, 2002 (basic and diluted). During the three months ended June 30, 2003 and 2002, the Company declared and paid cash dividends in the amount of $.10 and $.09 per common share, respectively.

(4) INVESTMENT SECURITIES

(Dollars in thousands)	June 30, 2003		December 31, 2002

	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

US Government and
Agency Obligations	$801	$910	$801	$917
ARM Mutual Fund	72,730	72,734	31,924	31,963
IMF Mutual Fund	418	425	412	419
UST Mutual Fund	5,016	5,016	-	-
FHLMC Common Stock	11	558	16	945
FHLMC Preferred Stock	19,846	21,122	19,846	20,847

TOTAL INVESTMENTS	$98,822	$100,765	$52,999	$55,091

(5) LOANS

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Total Loans	$ 77,326	$ 78,807
Allowance for Loan Losses	(539)	(483)
Net Unearned Fees	9	10
	--------	--------
TOTAL NET LOANS	$ 76,796	$ 78,334
	=====	=====

Permanent Mortgages (1-4 family)	$ 49,791	$ 57,510
Construction	2,652	1,263
Commercial Mortgages	11,779	8,672
Other Mortgages	11,324	9,451
Commercial	1,268	1,515
Consumer (secured by deposits)	512	396
	--------	--------
TOTAL LOANS	$ 77,326	$ 78,807
	=====	=====

ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended	June 30,
(Dollars in thousands)	2003	2002
	-----	-----
Beginning Balance, April 1,	$ 483	$ 439
Provision for Losses	56	11
Loans Charged Off	-	-
	-----	-----
Ending Balance, June 30,	$ 539	$ 450
	===	===

(6) MORTGAGE-BACKED SECURITIES

(Dollars in thousands)	June 30, 2003		December 31, 2002
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

GNMA Fixed Rate (1-4 family)	$473	$496	$539	$569

TOTAL MORTGAGE-
BACKED SECURITIES	$473	$496	$539	$569

(7) COLLATERALIZED MORTGAGE OBLIGATIONS

(Dollars in thousands)	June 30, 2003		December 31, 2002
	Amortized	Market	Amortized	Market
AVAILABLE FOR SALE	Cost	Value	Cost	Value

FNMA	$ 526	$ 524	$ 7,534	$ 7,524
FHLMC	5,523	5,525	19,404	19,483
GNMA	-	-	1,601	1,601
Private Issue	6,185	6,241	23,564	24,458
	--------	--------	--------	-------
TOTAL COLLATERALIZED MORTGAGE
OBLIGATIONS	$ 12,234	$ 12,290	$ 52,103	$ 53,066
	=====	=====	=====	=====

(8) INTEREST-BEARING DEPOSITS

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Passbook Savings	$ 33,396	$ 31,153
Certificates of Deposits	87,854	68,213
NOW Accounts	6,758	5,731
	----------	----------
TOTAL INTEREST-BEARING DEPOSITS	$ 128,008	$ 105,097
	======	======

(9) BORROWINGS

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Amounts maturing within 1 year	$ 15,146	$ 27,453
Amounts maturing over 1 year	38,456	38,939
	--------	--------
TOTAL BORROWINGS	$ 53,602	$ 66,392
	=====	=====

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

(11) RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of June 30, 2003, of the 125,028 shares awarded, 2,500 shares have been forfeited due to termination of employment and 65,460 had been earned and issued. Compensation expense related to the RRP was $37,000 for the three months ended June 30, 2003 and 2002.

(12) TREASURY STOCK

As of June 30, 2003, the Company had repurchased approximately 2.1 million shares at an average price of $14.83 per share. During the quarter ended June 30, 2003, the Company repurchased 52,734 shares at a cost of $999,548. The following table summarizes the repurchase of shares of the Company’s common stock by year:

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	12.22
2000	679,600	12.64
2001	305,684	15.09
2002	142,201	17.69
2003	176,434	19.01

Total	2,093,973	$ 14.83
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

(13) OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Three Months
	Ended June 30,
	2003	2002
Office Supplies and Telephone	$48,519	$39,782
Bank Shares and Franchise Tax	125,357	90,701
Data Processing	43,017	32,570
Advertising	18,862	21,908
Supervisory Fees	22,419	22,989

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, the following discussion contains forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Economic circumstances, the Company’s operations, and actual results could differ significantly from those discussed in the forward-looking statements. The major factors that could cause or contribute to such differences include, but are not limited to, changes in the local economy as well as fluctuations in prevailing interest rates. Other forward-looking statements are made concerning the amount and adequacy of the allowance for loan losses.

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

The following discussion compares the financial condition of GS Financial Corp. at June 30, 2003 to December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s 2002 annual report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

At June 30, 2003, the assets of the Company totaled $215.6 million, increasing $5.6 million from December 31, 2002, when total assets were $210.0 million. The changes in the balance sheet for the first half of 2003 were made up of continued growth in customer deposits, accelerated paydown of the Company’s CMOs and loans, reinvestment of available cash into short term investments and regular amortization of the Company’s advances from FHLB. Customer deposit accounts grew $22.1 million during the six months ended June 30, 2003

Net loans decreased $1.5 million to $76.8 million at June 30, 2003, compared to $78.3 million at December 31, 2002. A $7.7 million decrease in mortgage loans secured by one-to-four residential dwellings was partially offset by increases in non-residential mortgage, commercial and construction loans. As of June 30, 2003, the Company had approximately $3.6 million in outstanding commercial and mortgage loan commitments.

Collateralized mortgage obligations decreased $40.8 million, or 77%, to $12.3 million at June 30, 2003 compared to $53.1 million at December 31, 2002. While the Company invested $14.6 million in CMOs during the first half of 2003, sales of $7.5 million and paydowns of $47.5 million led to the net decrease. Most of these funds were rolled into the AMF Adjustable Rate Mortgage-backed (ARM) Mutual Fund.

The Company’s investment in mortgage-backed securities consists of fixed-rate GNMA bonds. During the first half of 2003, the Company’s investment in these instruments decreased $73,000 due to regularly scheduled paydowns, as well as a decline in the market value of the investments.

Investment securities increased $45.7 million to $100.8 million at June 30, 2003 compared to $55.1 million at December 31, 2002. The increase was due mainly to the reinvestment of cash from CMO paydowns in the AMF Adjustable Rate Mortgage-backed (ARM) Mutual Fund totaling $40.2 million.

The Company’s overall cash position increased approximately $2.3 million. Cash and cash equivalents increased from $13.3 million at December 31, 2002, compared to $15.6 million at June 30, 2003. Balances of interest bearing deposits in Federal Home Loan Bank increased while cash on hand and Federal Funds Sold decreased.

Interest-bearing deposits increased $22.1 million to $128.0 million at June 30, 2003, compared to $105.9 million at December 31, 2002. This change was made up of increases in passbook savings, certificates of deposit and NOW accounts.

The Company’s borrowings from the Federal Home Loan Bank decreased $12.8 million from $66.4 million at December 31, 2002 compared to $53.6 million at June 30, 2003. The Company’s borrowings consisted of $32.2 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $16.9 in bullet (interest only until maturity) advances, and $4.5 million in balloon obligations from the FHLB. The decrease was due to regularly scheduled monthly amortization payments.

Stockholders’ equity decreased $3.7 million to $30.7 million at June 30, 2003 compared to $34.4 million at December 31, 2002. This was the net result during the six months ended June 30, 2003 of net income of $381,000, decrease in other accumulated comprehensive income of $702,000, an increase due to retirement of ESOP debt of $315,000, decrease due to dividends paid of $267,000 and a decrease from treasury stock purchases of $3.4 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended June 30, 2003 was $6,000 compared to $358,000 for the three months ended June 30, 2002. Basic earnings per common share were $.01 for the three months ended June 30, 2003 on average shares outstanding of 1,187,429 compared to $.25 per common share for the three months ended June 30, 2002 on average shares outstanding of 1,611,168.

For the six months ended June 30, 2003, net income was $381,000, or $.31 per common share on average shares outstanding of 1,242,659, compared to net income of $686,000, or $.48 per common share on average shares outstanding of 1,424,441for the six month period ended June 30, 2002.

It should be noted that the results in 2003 included the effects from non-recurring gains of $822,000 on the sale of investment securities.

INTEREST INCOME

Total interest income for the quarter ended June 30, 2003 was $2.5 million, compared to $3.1 million for the quarter ended June 30, 2002. For the three months ended June 30, 2003, average interest-earning assets were $206.5 million with an annualized yield of 4.8%. For the same period in 2002 average total interest-earning assets were $185.8 million yielding 6.7%. For the six months ended June 30, 2003, the Company’s average earning assets were $204.4 yielding 5.0%. For the six months ended June 30, 2002, average earning assets were $185.2 million yielding 6.7%.

Interest income from loans was $1.5 million for the three months ended June 30, 2003, compared to $1.6 million for the three months ended June 30, 2002. During the second quarter of 2003, the average loan portfolio balance was $75.5 million and yielded 8.0%. The average balance of the loan portfolio for the second quarter of 2002 was $82.2 million which yielded 7.8%.

Interest income from mortgage-backed securities was $9,000 for the three months ended June 30, 2003, compared to $12,000 for the three months ended June 30, 2002. The average balance of mortgage-backed securities during the three months ended June 30, 2003, was $485,000 which yielded 7.4%. For the same period in 2002, the average balance of mortgage-backed securities was $700,000 which yielded of 7.1%.

Interest income from CMOs decreased to $252,000 for the three months ended June 30, 2003, compared to $1,021,000 for the three months ended June 30, 2002. During the three months ended June 30, 2003 the average balance of the Company’s portfolio of CMOs was $24.8 million with an annualized yield of 4.07%. For the same period in 2002, the average balance was $54.5 million which yielded 7.5%.

Interest income from investment securities was $663,000 for the three months ended June 30, 2003 compared to $405,000 for the three months ended June 30, 2002. The average balance of investment securities was $96.4 million which yielded 2.9% during the three months ended June 30, 2003 compared to $38.1 million yielding 4.3% for the three months ended June 30, 2002.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, increased from $60,000 for the three months ended June 30, 2002, to $65,000 for the three months ended June 30, 2003. For the three months ended June 30, 2003, the average balance of such investments was $14.8 million compared to $10.2 million for the three months ended June 30, 2002.

PROVISION FOR LOAN LOSSES

The Company had an allocation to provision for loan losses of $56,000 for the three months ended June 30, 2003 and $11,000 for the three months ended June 30, 2002. These provisions were made due to the Company’s shift to a higher percentage of non-residential mortgage and commercial loans as a percentage of the entire loan portfolio. In accordance with the policies and procedures adopted by the Company, non-residential mortgages and commercial loans are allocated a higher provision than loans secured by one-to-four family dwellings due to the higher inherent risk associated with those types of credits. Asset quality remains strong with non-performing assets in 2003 remaining low. Over the last ten years, repossessions and charge-offs have been very low for the Company due to the strength of the local economy and real estate market and the high underwriting standards maintained by management. At June 30, 2003, the allowance for loan losses stood at .70% of the entire loan portfolio, compared to .61% at December 31, 2002. Loans classified as substandard, for which a specific potential for loss has been identified are considered "special assets." Special assets at June 30, 2003 were $279,000 with an allocated allowance for loan losses (ALL) of $30,000, compared to $280,000 at December 31, 2002 with an allocated (ALL) of $30,000.

INTEREST EXPENSE

The Company’s total interest expense decreased $65,000 to $1,613,000 for the three months ended June 30, 2003 compared to $1,678,000 for the three months ended June 30, 2002. The average balance of total interest-bearing liabilities was $178.4 million at a cost of 3.6% for the three months ended June 30, 2003. For the same period in 2002 the average balance of interest-bearing liabilities was $153.1 million costing 4.4%. The decrease in cost of funds was due to the effects of lower rates paid on certificates of deposit, passbook savings and NOW accounts and less reliance on wholesale funds borrowed from the FHLB.

The average balance of interest-bearing deposits was $123.8 million for the three months ended June 30, 2003 costing 2.7%. Average interest-bearing deposits for the three months ended June 30, 2002 was $79.4 million costing 3.3%. Interest expense on interest-bearing deposits was $844,000 for the three months ended June 30, 2003, compared to $646,000 for the three months ended June 30, 2002.

The average balance of FHLB advances was $54.6 million at an annualized cost of 5.6% for the three months ended June 30, 2003. The average balance of FHLB advances for the three months ended June 30, 2002 was $73.7 million with an annualized cost of 5.6%.

OTHER EXPENSES

Total other expenses for the three months ended June 30, 2003 were $1.1 million compared to $1.0 million for the three months ended June 30, 2002. The increase in expenses was primarily attributable to the compensation costs of additional personnel necessitated by the expansion of services and locations.

INCOME TAXES

The Company reported an income tax benefit of $28,000 for the second quarter of 2003 compared to an expense of 98,000 for the second quarter of 2002. The provision for income taxes differs from that computed by applying statutory rates primarily due to the effects of non-taxable dividend income.

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

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of June 30, 2003, the Association’s tangible and core capital amounted to $26.1 million, or 12.4% of adjusted total assets, while the Association’s risk-based capital was $26.6 million, or 28.3% of total adjusted risk-weighted assets.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2003. Management believes there have been no material changes in the Company’s market risk since December 31, 2002.

Item 4. - Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, or Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 10-K:

Exhibits

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust
Agreement for Employees and Non-Employee Directors
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and
15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and
15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and
15d-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and
15d-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

** Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

Reports on Form 8-K

On a Form 8-K dated May 15, 2003, the registrant reported under Item 9 the correction of the release of its financial results for the quarter ended March 31, 2003. The news release covering the correction, along with the original news release covering the financial results as originally stated were filed as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date: August 14, 2003	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman Board, President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer

Exhibit 31.1

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Donald C. Scott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GS Financial Corp. (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting ; and

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 14, 2003	By:	/s/ Donald C. Scott
Donald C. Scott, Chairman of the Board, President and Chief Executive Officer

Exhibit 31.2

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Jerry M. Sintes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GS Financial Corp. (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting ; and

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 14, 2003	By:	/s/ Jerry M. Sintes
Jerry M. Sintes, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANCES-OXLEY ACT OF 2002

I, Donald C. Scott, Chairman of the Board, President and Chief Executive Officer of GS Financial Corp., hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

    The Quarterly Report on Form 10-Q of the Company of the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  By: /s/Donald C. Scott
  ----------------------

  Donald C. Scott, Chairman of the Board,
  President and Chief Executive Officer

  Date: August 14, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C.SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANCES-OXLEY ACT OF 2002

I, Jerry M. Sintes, Chief Financial Officer of GS Financial Corp., hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

    The Quarterly Report on Form 10-Q of the Company of the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  By: /s/Jerry M. Sintes
  ----------------------

  Jerry M. Sintes, Chief Financial Officer

  Date: August 14, 2003