Form 10-Q
period 2003-09-30
GS FINANCIAL CORP
filed 2003-11-14
CIK 1029630

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 Commission File Number: 0-22269

GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification Number)

3798 Veterans Blvd.
Metairie, LA 70002
(Address of Principal Executive Offices)

(504) 457-6220
(Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

As of November 14, 2003, there were 1,304,780 shares of the Registrant’s common stock outstanding. The financial statements contained within this Form 10-Q for the three and nine months ended September 30, 2003 and 2002 represent the consolidated financial position and results of operations of GS Financial Corp.

GS Financial Corp.

Form 10-Q

Quarterly Period Ended September 30, 2003

Table of Contents

Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets
	(as of September 30, 2003, Unaudited and December 31, 2002, Audited)	3

	Consolidated Statements of Income
	(For the three and nine months ended September 30, 2003 and 2002, Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(For the nine months ended September 30, 2003 and 2002, Unaudited)	5

	Consolidated Statements of Cash Flows
	(For the nine months ended September 30, 2003 and 2002, Unaudited)	6-7

	Notes to Consolidated Financial Statements	7-11

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11-15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

Part II - Other Information		15

Item 1	Legal Proceedings	15

Item 2	Changes in Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits and Reports on Form 8-K	15-16

GS Financial Corp.
Consolidated Balance Sheets
(Dollars In Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets

Cash & Due from Banks	$ 2,461	$ 1,584
Interest Bearing Deposits	12,568	9,578
Federal Funds Sold	2,920	2,190
Investment Securities	86,468	55,091
Loans (Net)	75,921	78,334
Mortgage Backed Securities	456	569
Collateralized Mortgage Obligations	21,920	53,066
Federal Home Loan Bank Stock	5,557	5,461
Accrued Interest Receivable	452	642
Premises & Equipment	2,612	2,668
Other Assets	858	846

Total Assets	$ 212,193	$ 210,029

Liabilities

Interest Bearing Deposits	$ 135,427	$ 105,907
Non-Interest Bearing Dep.	1,395	1,306
Borrowings	43,933	66,392
Other Liabilities	1,687	2,040

Total Liabilities	182,442	175,645

Stockholders' Equity

Common Stock & Additional Paid in Capital	34,337	34,074
Treasury Stock	(31,434)	(27,695)
Accumulated Other Comprehensive Income	554	2,028
Unearned ESOP Shares	(872)	(1,083)
RP Stock Trust	(1,274)	(1,274)
Other Stockholders' Equity	28,440	28,334

Total Stockholders' Equity	29,751	34,384

Total Liabilities & Stockholders' Equity	$ 212,193	$ 210,029

The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Dollars In Thousands, except per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
INTEREST INCOME
Loans	$ 1,427	$ 1,616	$ 4,410	$ 4,827
Mortgage-Backed Securities	9	12	28	38
Investment Securities	702	461	1,986	1,444
Collateralized Mortgage Obligations	141	1,105	888	3,076
Other Interest Income	36	17	105	31
Total Interest Income	2,315	3,211	7,417	9,416

INTEREST EXPENSE
Deposits	862	713	2,484	1,989
FHLB Advances	640	986	2,239	3,097
Total Interest Expense	1,502	1,699	4,723	5,086

NET INTEREST INCOME	813	1,512	2,694	4,330
PROVISION FOR LOAN LOSSES	41	-	97	15

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	772	1,512	2,597	4,315

NON-INTEREST INCOME
Gain on Securities Transactions	553	-	1,375	20
Other Income	53	21	105	61
Total Non-Interest Income	606	21	1,480	81

NON-INTEREST EXPENSE
Compensation and Benefits	614	654	2,013	1,944
Net Occupancy Expense	86	105	312	318
Other Expenses	480	268	1,110	761
Total Non-Interest Expense	1,179	1,027	3,434	3,023

INCOME BEFORE TAX EXPENSE	199	506	643	1,373

INCOME TAX EXPENSE	49	105	112	287

NET INCOME	$ 150	$ 401	$ 531	$ 1,086

BASIC EARNINGS PER SHARE	$ 0.13	$ 0.30	$ 0.44	$ 0.78
DILUTED EARNINGS PER SHARE	$ 0.13	$ 0.30	$ 0.43	$ 0.78

The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in Thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance At December 31, 2001	$ 34	$ 33,911	$ (25,179)	$ (1,365)	$ (1,477)	$ 27,639	$ 1,845	$ 35,408
Comprehensive Income:
Net Income	-	-	-	-	-	1,086	-	1,086
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	225	225
Total Comprehensive Income	-	-	-	-	-	1,086	225	1,311
Purchase of Treasury Stock	-	-	(2,282)	-	-	-	-	(2,282)
ESOP Compensation Earned	-	212	-	212	-	-	-	424
Cash Dividends Paid	-	-	-	-	-	(439)	-	(439)
Balance at September 30, 2002	$ 34	$ 34,123	$ (27,461)	$ (1,153)	$ (1,477)	$ 28,286	$ 2,070	$ 34,422

Balance At December 31, 2002	$ 34	$ 34,040	$ (27,695)	$ (1,083)	$ (1,274)	$ 28,334	$ 2,028	$ 34,384
Comprehensive Income:
Net Income	-	-	-	-	-	531	-	531
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(1,474)	(1,474)
Total Comprehensive Income	-	-	-	-	-	531	(1,474)	(943)
Purchase of Treasury Stock	-	-	(3,739)	-	-	-	-	(3,739)
ESOP Compensation Earned	-	263	-	211	-	-	-	474
Cash Dividends Paid	-	-	-	-	-	(425)	-	(425)
Balance at September 30, 2003	$ 34	$ 34,303	$ (31,434)	$ (872)	$ (1,274)	$ 28,440	$ 554	$ 29,751

The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
	For The Nine Months Ended September 30,
	2003	2002

Cash Flows from Operating Activities
Net Income	$ 531	$ 1,086
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	107	125
Discount Accretion Net of Premiums Amortized	(6)	(623)
Provision for Loan Losses	97	15
Gain on Sale of Foreclosed Real Estate	-	(17)
Net Loan Fees	2	2
Mutual Fund Dividends Reinvested	(1,006)	(482)
Non-Cash Dividend - FHLB	(96)	(120)
ESOP Expense	474	353
RRP Expense	-	111
Gain on Sale of Investments	(1,376)	(20)
Deferred Income Tax Provision	4	517
Changes in Operating Assets and Liabilities
Decrease in Accrued Interest Receivable	190	213
Decrease in Prepaid Income Taxes	44	7
Increase in Other Assets	(70)	(44)
Increase (Decrease) in Accrued Interest Payable	525	(114)
Decrease in Accrued Income Tax	(4)	-
(Decrease) Increase in Other Liabilities	(104)	376
Net Cash (Used in) Provided by Operating Activities	(688)	1,385

Cash Flows From Investing Activities
Proceeds from Maturities of Investment Securities	60,167	44,225
Proceeds from Sales of Investment Securities	8,299	193
Purchases of Investment Securities	(36,582)	(45,420)
(Investment)/Redemption of Mutual Funds	(31,861)	(16,866)
Net Loan Repayments/(Originations)	2,314	2
Purchases of Premises and Equipment	(37)	(237)
Proceeds from Sales of Foreclosed Real Estate	-	51
Investment in Foreclosed Real Estate	-	(45)
Investment in Real Estate Held for Investment	-	(13)
Net Cash Provided by (Used in) Investing Activities	2,300	(18,110)

The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
	For The Nine Months Ended September 30,
	2003	2002

Cash Flows From Financing Activities
Net Increase in Deposits	29,705	28,602
Net Decrease in Advance Payments by Borrowers for Taxes and Insurance	(97)	(126)
Purchase of Treasury Stock	(3,739)	(2,282)
Payment of Cash Stock Dividends	(425)	(439)
Net Decrease in FHLB Advances	(22,459)	(10,136)
Net Cash Provided by Financing Activities	2,985	15,619

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,597	(1,106)
CASH AND CASH EQUIVALENTS - January 1,	13,352	8,638
CASH AND CASH EQUIVALENTS - September 30,	$ 17,949	$ 7,532

Cash Received During the Period From:
Interest Income	$ 7,607	$ 9,629

Cash Paid During the Period For:
Interest Expense	$ 4,827	$ 5,200
Income Taxes	68	280

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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
  Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the Company’s 2002 annual report of Form 10-K.

  NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN

  The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At September 30, 2003, there were 108,318 unallocated shares and the balance of the loan was $1.1 million. The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $134,000 for the three months ended September 30, 2003, compared to $118,000 for the three months ended September 30, 2002. The increase was attributable to the rise in the market value of the stock.

  NOTE 3 - EARNINGS PER SHARE
  Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS") 128. The components used in this computation were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:
Net Income	$ 150	$ 401	$ 531	$ 1,086
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$ 150	$ 401	$ 531	$ 1,086

Denominator
Weighted-Average Shares Outstanding	1,155,595	1,329,660	1,212,703	1,392,500
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	17,920	-	18,509	-
Denominator for Diluted Earnings Per Share	1,173,515	1,329,660	1,231,212	1,392,500

Earnings Per Share
Basic	$ 0.13	$ 0.30	$ 0.44	$ 0.78
Diluted	0.13	0.30	0.43	0.78

Cash Dividends Per Share	$ 0.10	$ 0.10	$ 0.09	$ 0.09

  NOTE 4 - INVESTMENT SECURITIES

	September 30, 2003		December 31, 2002
	Amortized Cost	Market Value	Amortized Cost	Market Value
AVAILABLE FOR SALE
US Government & Agency Obligations	$ 801	$ 896	$ 801	$ 917
Adjustable Rate Mortgage Mutual Fund	59,740	59,294	31,924	31,963
Intermediate Mortgage Mutual Fund	421	424	412	419
Ultra Short Mortgage Mutual Fund	5,041	5,026	-	-
FHLMC Common Stock	-	-	16	945
FHLMC Preferred Stock	19,846	20,828	19,846	20,847

Total Investments	$ 85,849	$ 86,468	$ 52,999	$ 55,091

NOTE 5 – LOANS

	September 30, 2003	December 31, 2002

Total Loans	$ 76,493	$ 78,807
Allowance for Loan Losses	(580)	(483)
Net Unearned Fees	8	10

Total Net Loans	$ 75,921	$ 78,334

Permanent Mortgages (1-4 Family)	$ 45,576	$ 57,510
Construction	3,822	1,263
Commercial Mortgages	12,278	8,672
Other Mortgages	13,057	9,451
Commercial	1,161	1,515
Consumer	599	396

Total Loans	$ 76,493	$ 78,807

ALLOWANCE FOR LOAN LOSSES
	2003	2002

Beginning Balance - July 1	$ 539	$ 450
Provision for Losses	41	-
Loans Charged Off	-	-

Ending Balance - September 30	$ 580	$ 450

NOTE 6 - MORTGAGE-BACKED SECURITIES

	September 30, 2003		December 31, 2002
	Amortized Cost	Market Value	Amortized Cost	Market Value
AVAILABLE FOR SALE
GNMA Fixed Rate	$ 429	$ 456	$ 539	$ 569

Total Mortgage-Backed Securities	$ 429	$ 456	$ 539	$ 569

NOTE 7 - COLLATERALIZED MORTGAGE OBLIGATIONS

	September 30, 2003		December 31, 2002
	Amortized Cost	Market Value	Amortized Cost	Market Value
AVAILABLE FOR SALE
FNMA	$ -	$ -	$ 7,534	$ 7,524
FHLMC	-	-	19,404	19,483
GNMA	-	-	1,601	1,601
Private Issue	21,727	21,920	23,564	24,458

Total Collateralized Mortgage Obligations	$ 21,727	$ 21,920	$ 52,103	$ 53,066

NOTE 8 - INTEREST-BEARING DEPOSITS

	September 30, 2003	December 31, 2002

Passbook Savings	$ 34,500	$ 31,153
Certificates of Deposit	92,476	68,213
NOW Accounts	8,451	6,541
Total Interest Bearing Deposits	$ 135,427	$ 105,907

NOTE 9 – BORROWINGS

	September 30, 2003	December 31, 2002

Amounts Maturing within 1 Year	$ 7,350	$ 27,453
Amounts Maturing over 1 Year	36,583	38,939
Total Borrowings	$ 43,933	$ 66,392

NOTE 10 - STOCK OPTION PLAN

On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees. Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options, of which 260,340 shares have become fully vested and exercisable. To date no options have been exercised.

NOTE 11 - RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of September 30, 2003, of the 125,028 shares awarded, 2,500 shares have been forfeited due to termination of employment and 65,460 had been earned and issued. Compensation expense related to the RRP was $37,000 for the three months ended September 30, 2003 and 2002.

NOTE 12 - TREASURY STOCK

As of September 30, 2003, the Company had repurchased approximately 2.1 million shares of its common stock at an average price of $14.87 per share. During the quarter ended September 30, 2003, the Company repurchased 20,447 shares at a cost of $384,609. The following table summarizes the repurchase of shares of the Company’s common stock by year:

	Shares	Average
Year	Repurchased	Price
1998	491,054	$ 16.95
1999	299,000	12.22
2000	679,600	12.64
2001	305,684	15.09
2002	142,201	17.69
2003	196,881	18.99

Total	2,114,420	$ 14.87

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

NOTE 13 - OTHER EXPENSES

Listed below are major recurring components comprising Other Expenses.

	For the Three Months Ended September 30,
	2003	2002

Bank Shares and Franchise Tax	$ 125,358	$ 90,464
Office Supplies and Telephone	34,785	40,188
Data Processing	51,691	39,672
Supervisory Fees	20,098	22,649
Advertising	18,051	32,137

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

The following discussion compares the financial condition of GS Financial Corp. at September 30, 2003 to December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s 2002 annual report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

At September 30, 2003, the assets of the Company totaled $212.2 million, increasing $2.2 million from December 31, 2002, when total assets were $210.0 million. The changes in the balance sheet for the first nine months of 2003 were made up of continued growth in customer deposits, accelerated paydown of the Company’s CMOs and loans, reinvestment of available cash into short-term investments and regular amortization of the Company’s advances from FHLB. Customer deposit accounts grew $29.6 million during the nine months ended September 30, 2003

Net loans decreased $2.4 million to $75.9 million at September 30, 2003, compared to $78.3 million at December 31, 2002. A $11.9 million decrease in mortgage loans secured by one-to-four residential dwellings was partially offset by increases in non-residential mortgage, commercial and construction loans. As of September 30, 2003, the Company had approximately $3.3 million in outstanding commercial and mortgage loan commitments.

Collateralized mortgage obligations decreased $31.1 million, or 59%, to $21.9 million at September 30, 2003 compared to $53.1 million at December 31, 2002. While the Company invested $36.6 million in CMOs during the first nine months of 2003, sales of $7.5 million and paydowns of $60.1 million led to the net decrease. Most of these funds were rolled into the AMF Adjustable Rate Mortgage-backed (ARM) Mutual Fund.

The Company’s investment in mortgage-backed securities consists of fixed-rate GNMA bonds. During the first nine months of 2003, the Company’s investment in these instruments decreased $108,000 due to regularly scheduled paydowns, as well as a decline in the market value of the investments.

Investment securities increased $31.3 million to $86.5 million at September 30, 2003 compared to $55.1 million at December 31, 2002. The increase was due mainly to the reinvestment of cash from CMO paydowns in the AMF Adjustable Rate Mortgage-backed (ARM) Mutual Fund totaling $40.2 million.

The Company’s overall cash position increased approximately $4.6 million. Cash and cash equivalents increased from $13.3 million at December 31, 2002, compared to $17.9 million at September 30, 2003. Balances of interest bearing deposits in the Federal Home Loan Bank, cash on hand and Federal Funds Sold all increased during the first nine months of 2003.

Interest-bearing deposits increased $29.5 million to $135.4 million at September 30, 2003, compared to $105.9 million at December 31, 2002. This change was made up of increases in passbook savings, certificates of deposit and NOW accounts.

The Company’s borrowings from the Federal Home Loan Bank decreased $22.5 million from $66.4 million at December 31, 2002 compared to $43.9 million at September 30, 2003. The Company’s borrowings consisted of $29.5 million of fully amortizing advances from the Federal Home Loan Bank (FHLB), $10 million in bullet (interest only until maturity) advances, and $4.4 million in balloon obligations from the FHLB.

Stockholders’ equity decreased $4.6 million to $29.8 million at September 30, 2003 compared to $34.4 million at December 31, 2002. This was the net result during the nine months ended September 30, 2003 of net income of $531,000, a decrease in other accumulated comprehensive income of $1.5 million, an increase due to retirement of ESOP debt of $474,000, a decrease due to dividends paid of $425,000 and a decrease from treasury stock purchases of $3.8 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended September 30, 2003 was $150,000 compared to $401,000 for the three months ended September 30, 2002. Basic earnings per common share were $.13 for the three months ended September 30, 2003 on average shares outstanding of 1,155,595 compared to $.30 per common share for the three months ended September 30, 2002 on average shares outstanding of 1,329,660.

For the nine months ended September 30, 2003, net income was $531,000, or $.44 per common share on average shares outstanding of 1,212,703, compared to net income of $1,086,000, or $.78 per common share on average shares outstanding of 1,392,500 for the nine month period ended September 30, 2002.

It should be noted that the results in 2003 included the effects from non-recurring gains of $1,375,000 on the sale of investment securities.

INTEREST INCOME

Total interest income for the quarter ended September 30, 2003 was $2.3 million, compared to $3.2 million for the quarter ended September 30, 2002. For the three months ended September 30, 2003, average interest-earning assets were $205 million with an annualized yield of 4.6%. For the same period in 2002 average total interest-earning assets were $193.3 million yielding 6.6%. For the nine months ended September 30, 2003, the Company’s average earning assets were $204.7 yielding 4.9%. For the nine months ended September 30, 2002, average earning assets were $187.9 million yielding 6.7%.

Interest income from loans was $1.5 million for the three months ended September 30, 2003, compared to $1.6 million for the three months ended September 30, 2002. During the third quarter of 2003, the average loan portfolio balance was $75.7 million and yielded 7.7%. The average balance of the loan portfolio for the third quarter of 2002 was $82.3 million which yielded 7.9%.

Interest income from mortgage-backed securities was $9,000 for the three months ended September 30, 2003, compared to $12,000 for the three months ended September 30, 2002. The average balance of mortgage-backed securities during the three months ended September 30, 2003, was $456,000 which yielded 7.5%. For the same period in 2002, the average balance of mortgage-backed securities was $629,000 which yielded of 7.6%.

Interest income from CMOs decreased to $141,000 for the three months ended September 30, 2003, compared to $1,105,000 for the three months ended September 30, 2002. During the three months ended September 30, 2003 the average balance of the Company’s portfolio of CMOs was $11.5 million with an annualized yield of 4.91%. For the same period in 2002, the average balance was $61.3 million which yielded 7.2%.

Interest income from investment securities was $702,000 for the three months ended September 30, 2003 compared to $461,000 for the three months ended September 30, 2002. The average balance of investment securities was $101.3 million which yielded 2.8% during the three months ended September 30, 2003 compared to $38.1 million yielding 4.8% for the three months ended September 30, 2002.

Other interest income, consisting of interest income on overnight Federal Funds Sold, interest-bearing deposits in other banks, and dividends on FHLB stock, increased from $17,000 for the three months ended September 30, 2002, to $36,000 for the three months ended September 30, 2003. For the three months ended September 30, 2003, the average balance of such investments was $16.1 million compared to $10.9 million for the three months ended September 30, 2002.

PROVISION FOR LOAN LOSSES

The Company had an allocation to provision for loan losses of $41,000 for the three months ended September 30, 2003. No provision was made for the three months ended September 30, 2002. The current provision was made to reflect the Company’s ongoing evaluation of the loan portfolio’s overall credit risk. In accordance with the policies and procedures adopted by the Company, non-residential mortgages and commercial loans are deemed to carry a higher degree of credit risk and; therefore, are allocated a higher provision than loans secured by one-to-four family dwellings. Overall, asset quality remains strong with non-performing assets in 2003 remaining low. Over the last ten years, repossessions and charge-offs have been very low for the Company due to the strength of the local economy and real estate market and the high underwriting standards maintained by management. At September 30, 2003, the allowance for loan losses stood at .76% of the entire loan portfolio, compared to .61% at December 31, 2002. Loans classified as substandard, for which a specific potential for loss has been identified are considered "special assets." Special assets at September 30, 2003 were $313,000 with an allocated allowance for loan losses (ALL) of $45,000, compared to $280,000 at December 31, 2002 with an allocated (ALL) of $30,000.

INTEREST EXPENSE

The Company’s total interest expense decreased $197,000 to $1,502,000 for the three months ended September 30, 2003 compared to $1,699,000 for the three months ended September 30, 2002. The average balance of total interest-bearing liabilities was $177.2 million at a cost of 3.4% for the three months ended September 30, 2003. For the same period in 2002 the average balance of interest-bearing liabilities was $160.6 million costing 4.2%. The decrease in cost of funds was due to the effects of lower rates paid on certificates of deposit, passbook savings and NOW accounts and less reliance on wholesale funds borrowed from the FHLB.

The average balance of interest-bearing deposits was $131.9 million for the three months ended September 30, 2003 costing 2.6%. Average interest-bearing deposits for the three months ended September 30, 2002 was $90.3 million costing 3.2%. Interest expense on interest-bearing deposits was $862,000 for the three months ended September 30, 2003, compared to $713,000 for the three months ended September 30, 2002.

The average balance of FHLB advances was $45.3 million at an annualized cost of 5.7% for the three months ended September 30, 2003. The average balance of FHLB advances for the three months ended September 30, 2002 was $70.2 million with an annualized cost of 5.6%.

OTHER EXPENSES

Total other expenses for the three months ended September 30, 2003 were $1.2 million compared to $1.0 million for the three months ended September 30, 2002. The increase in expenses was primarily attributable to the compensation costs of additional personnel necessitated by the expansion of services and locations.

INCOME TAXES

The Company reported an income tax expense of $49,000 for the third quarter of 2003 compared to an expense of 105,000 for the third quarter of 2002. The provision for income taxes differs from that computed by applying statutory rates primarily due to the effects of non-taxable dividend income.

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

The Association is required to maintain regulatory capital sufficient to meet all three of the regulatory capital requirements, those being tangible capital (1.5%), core capital (3.0%), and risk-based capital (8.0%). As of September 30, 2003, the Association’s tangible and core capital amounted to $25.7 million, or 12.2% of adjusted total assets, while the Association’s risk-based capital was $26.2 million, or 27.9% of total adjusted risk-weighted assets.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2003. Management believes there have been no material changes in the Company’s market risk since December 31, 2002.

Item 4 - Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

There are no matters required to be reported under this item.

Item 2 – Changes in Securities and Use of Proceeds

There are no matters required to be reported under this item.

Item 3 – Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 – Submission of Matters to a Vote of Security Holders

There are no matters required to be reported under this item.

Item 5 – Other Information

There are no matters required to be reported under this item.

Item 6 – Exhibits and Reports on Form 8-K:

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

There are no matters required to be reported under this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date: November 14, 2003	By:	/s/ Donald C. Scott Donald C. Scott, Chairman Board, President and Chief Executive Officer
Date: November 14, 2003	By:	/s/ Jerry M. Sintes Jerry M. Sintes Chief Financial Officer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting ; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: November 14, 2003	By:	/s/ Donald C. Scott Donald C. Scott, Chairman Board, President and Chief Executive Officer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting ; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: November 14, 2003	By:	/s/ Jerry M. Sintes Jerry M. Sintes Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANCES-OXLEY ACT OF 2002

I, Donald C. Scott, Chairman of the Board, President and Chief Executive Officer of GS Financial Corp., hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:
  The Quarterly Report on Form 10-Q of the Company of the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003	By:	/s/ Donald C. Scott Donald C. Scott, Chairman Board, President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C.SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANCES-OXLEY ACT OF 2002

I, Jerry M. Sintes, Chief Financial Officer of GS Financial Corp., hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:
  The Quarterly Report on Form 10-Q of the Company of the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003	By:	/s/ Jerry M. Sintes Jerry M. Sintes Chief Financial Officer