Form 10-K
period 2003-12-31
GS FINANCIAL CORP
filed 2004-03-29
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-22269

GS Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)

3798 Veterans Blvd.

Metairie, LA 70002

(Address of Principal Executive Offices)

(504) 457-6220

Registrant's Telephone Number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___    No X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 (the last business day of GS Financial’s most recently completed second fiscal quarter) was approximately $17.2 million.

As of March 16, 2004, GS Financial Corp had 1,299,069 shares of common stock outstanding.

Documents Incorporated by Reference	Part of 10-K in which incorporated
Proxy Statement dated March 29, 2004 Annual Report to Shareholders for the year ended December 31, 2003	Part III Part I, Part II

#

GS FINANCIAL CORP.

PART I

FORWARD LOOKING STATEMENTS

The management of GS Financial Corp. has made forward-looking statements in this Annual Report on Form 10-K.  These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of GS Financial Corp. and its wholly-owned subsidiary, Guaranty Savings and Homestead Association.

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of GS Financial Corp. and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

•

Operating, legal and regulatory risks;

•

Economic, political and competitive forces impacting our various lines of business;

•

The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•

The possibility that increased demand for GS Financial’s financial services and products may not occur;

•

Volatility in interest rates; and/or,

•

Other risks and uncertainties.

GS Financial undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in other documents GS Financial files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1:

 BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

GS Financial Corp. (the “Company” or “GS Financial”) was incorporated under Louisiana law on December 24, 1996 as a thrift holding company.  The Company commenced operations on April 1, 1997 as the parent of Guaranty Savings and Homestead Association (the “Association” or “Guaranty”), which has been in continuous operation in the greater New Orleans area since 1937.  The Association is a Louisiana chartered savings association.

The Company, through the Association, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Association’s five offices.  The Association serves commercial, small business and retail customers, offering a variety of transaction and savings deposit products and secured loan products.  Guaranty offers very few unsecured loans and does not provide trust or investment management services.  As of December 31, 2003, the Association had assets of approximately $213.4 million and deposits of approximately $141.8 million.  As of December 31, 2003, the assets of the Association constituted virtually all of the assets of GS Financial.

COMPETITION

There is significant competition within the financial services industry in general as well as with respect to the particular financial services offered by the Company and the Association.  Within its market, the Association competes directly with other small community financial institutions as well as major banking institutions of larger size and resources and national “nonbank” competitors, including mortgage and finance companies.  Competition is based on a number of factors, including prices, interest rates, services, and availability of products.

#

The growth of electronic communication and commerce over the Internet influences the Company’s competitive environment in several ways.  Entities have been formed which deliver financial services and access to financial products and transactions exclusively through the Internet.  Internet-based services have been and are being developed that are designed to enhance the value of traditional financial products.  The Internet will also make it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products.  Guaranty operates a website to provide information about the Company and to market the Association’s products and services.  At this time the Association does not offer online banking services but does plan on adding these features in the future as part of its overall market strategy.

SUPERVISION AND REGULATION

The banking industry is extensively regulated under both federal and state law.  The following discussion addresses the regulatory framework applicable to savings and loan holding companies and their subsidiaries and provides certain specific information relevant to the Company.  The regulation and ongoing supervision of financial institutions is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, and generally is not intended for the protection of the institution’s shareholders.

General

The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), is registered with and subject to OTS regulations, examinations, supervision and reporting.  As a subsidiary of a savings and loan holding company, Guaranty Savings and Homestead Association is subject to certain restrictions in its dealings with the Company and any affiliates thereof.

The Company’s primary regulator is the Office of Thrift Supervision (“OTS”) which provides ongoing supervision through regular examinations and other means.  The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions (“OFI”).  Thrift supervision focuses on evaluating management’s ability to identify, assess and control risk in all areas of the institution’s operations in a safe and sound manner.   Regulators have a wide range of enforcement actions available to deal with institutions with unacceptable levels of risk.  These actions could have a material impact on a thrift’s financial results and could impose additional limits on a thrift’s ability to pay dividends to its holding company.

Payment of Dividends

GS Financial is a legal entity separate and distinct from its subsidiary.  The principal source of cash flow for GS Financial, including cash flow to pay dividends on its capital stock, is dividends from the Association.  There are statutory and regulatory limitations of the payment of dividends by the Association to the Company.  The payment of dividends by the Association may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines.  See “Capital Adequacy and Related Matters” below.

Capital Adequacy and Related Matters

Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS has established capital standards applicable to all savings institutions.  These standards generally must be as stringent as the comparable capital requirements imposed on national banks.  The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain tangible capital of 1.5 percent, core capital of 3 percent, and risk based capital of 8 percent.  Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill.  Tangible capital is essentially the same but does not include qualifying supervisory goodwill.  At December 31, 2003 the Association had no goodwill or other intangible assets which would be deducted in computing its tangible capital.  At December 31, 2003, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 12.57 percent, 12.57 percent and 28.41 percent respectively.

#

Holding Company Structure

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, as discussed under “Qualified Thrift Lender Test,” then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution.  Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantee and other similar transactions.  In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

#

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 25% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program  that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior Board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2003 Guaranty Savings was in compliance with the above restrictions.

Restrictions on Acquisitions

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

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act (“FDIA”); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Under the Bank Holding Company Act of 1956, the Federal Reserve Bank (“FRB”) is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance fund with the approval of the appropriate federal banking agency and the FRB.

Insurance of Accounts

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

#

Qualified Thrift Lender Test

The Qualified Thrift Lender (“QTL”) Test measures the Association’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets).  Generally, qualified thrift investments (“QTI’s”) are residential housing related assets.  The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI’s to qualify for tax treatment as a building and loan association.  At December 31, 2003, 79.23% of the Association’s assets were invested in QTI’s which was in excess of the 65% required to qualify the Association under the QTL test.

EMPLOYEES

At the end of 2003, the Company and the Association employed a total of 40 employees, all of which are on a full-time basis.  The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on The Company’s web-site as soon as reasonable practicable after the Company files with the SEC.  Copies can be obtained free of charge by link to the SEC’s web-site in the  “SEC Company Reports” section of the Company’s web-site at www.gsfinancialcorp.com.

Item 2:

PROPERTIES

The Company owns one building in Metairie, Louisiana.  A portion of this building is leased to Guaranty Savings and Homestead Association and serves as a branch location.  The Company’s executive offices are located in Metairie, Louisiana in the main office facility owned by the Association.  In addition to these properties, the Association also owns two branch facilities, one in New Orleans, Louisiana and another in Mandeville, Louisiana.  The remaining location, a loan production office in Ponchatoula, Louisiana is subject to a lease which management considers to be reasonable and appropriate to its location.  The Company and the Association make portions of its property available for lease to third parties, although such leasing activity is not material to the Company’s overall operations.  Management makes sure that all locations, whether owned or leased, are maintained in suitable condition.  Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

The Association, from time to time, may acquire property interests in settlement of loans.  Reference is made in Note E to the consolidated financial statements included in Item 8 for further information regarding such property interests.

Item 3:

LEGAL PROCEEDINGS

There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is subject.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders during the fourth quarter of 2003.

Item 4a:

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section is included in the sections titled “Board of Directors” and “Executive Officers Who Are Not Directors” of GS Financial’s 2003 Annual Report to Shareholders and is hereby incorporated herein by reference.

#

PART II

Item 5:

MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a)

The Company’s stock is traded on The Nasdaq Stock Market under the symbol GSLA.  Quarterly high and low sales prices of, and cash dividends declared on, GS Financial common stock are set forth in the Market Prices and Dividend  section of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

b)

The approximate number of shareholders of record of the Company, as of December 31, 2003 was as follows:

Title of Class	Shareholders of Record
Common Stock, $.01 par value	106

c)

Dividends declared by the Company are listed in the Market Prices and Dividend section of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

Item 6:

SELECTED FINANCIAL DATA

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of GS Financial’s 2003 Annual Report to Shareholders and is hereby incorporated herein by reference.

Item 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of GS Financial’s 2003 Annual Report to Shareholders is hereby incorporated herein by reference.

Item 7a:

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and is incorporated herein by reference.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Auditors contained in GS Financial’s 2003 Annual Report to Shareholders are hereby incorporated herein by reference.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

#

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Information on the directors and director nominees of GS Financial included at pages 3 through 7 of GS Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004 (the “Proxy Statement”) and the information incorporated by reference pursuant to Item 13 below is hereby incorporated here by reference.  Information on GS Financial’s executive officers is included in Part I of this report.

Code of Ethics.  We have adopted a code of  conduct and ethics applicable to our directors and all employees. The text of this code of conduct and ethics may be found on our web site at www.gsfinancialcorp.com.  We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11.    EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included at page 6 and page 9 of the Proxy Statement is hereby incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein by Item 403 of Regulation S-K is incorporated by reference from pages 7 through 9 of the Registrant’s Proxy Statement.

Equity Compensation Plan Information.  The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans
Approved by Security Holders (1)	275,076	$ 17.18	68,774
Equity Compensation Plans Not
Approved by Security Holders	-	-	-
Total	275,076	$ 17.18	68,774

(1) Does not include 43,298 shares which are subject to restricted stock grants which had not yet vested as of December 31, 2003.  All such restricted stock grants were made under the Company's 1997 Recognition and Retention Plan which was approved by stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from page 11 of the Registrant’s Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required herein is incorporated by reference from page 13 and page 14 of the Registrant’s Proxy Statement.

#

PART IV.

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)

The following consolidated financial statements of the Company and its subsidiary are included in Part II of this Form 10-K.

Report of Independent Accountants

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Income – Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2)

All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)

Exhibits

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3*	Employment Agreement among GS Financial Corp. Guaranty Savings and Homestead Association and Donald C. Scott Dated February 13, 1997
10.4*	Employment Agreement among GS Financial Corp. Guaranty Savings and Homestead Association and Bruce A. Scott Dated February 13, 1997
13.0	2003 Annual Report to Stockholders
14.0	Code of Conduct and Ethics
21.0	Subsidiaries of the Registrant - Information reported in Item 1
23.0	Consent of LaPorte, Sehrt, Romig & Hand
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

*

Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

**

Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

(b) Reports of Form 8-K

None

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

By:	/s/ Donald C. Scott
Donald C. Scott Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ Donald C. Scott	Chairman of the Board, President, Chief Executive Officer and Director	March 16, 2004
Donald C. Scott
/s/ Bruce A. Scott	Executive Vice President and Director	March 16, 2004
Bruce A. Scott
/s/ Jerry M. Sintes	Chief Financial Officer	March 16, 2004
Jerry M. Sintes
/s/ J. Scott Key	Director	March 16, 2004
J. Scott Key
/s/ Bradford A. Glazer	Director	March 16, 2004
Bradford A. Glazer
/s/ Stephen L. Cory	Director	March 16, 2004
Stephen L. Cory
/s/ Albert J. Zahn	Director	March 16, 2004
Albert J. Zahn, Jr.

#