Form 10-Q
period 2004-03-31
GS FINANCIAL CORP
filed 2004-05-17
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2004
Common Stock, par value $.01 per share	1,298,559 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
($ in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and Cash Equivalents
Cash & Due from Depository Institutions	$ 2,163	$ 1,899
Interest-Bearing Deposits in Other Banks	1,689	4,507
Federal Funds Sold	1,940	4,965
Total Cash and Cash Equivalents	5,792	11,371

Securities Available-for-Sale, at Fair Value	119,976	119,271
Loans, Net	85,522	77,367
Accrued Interest Receivable	585	547
Premises & Equipment	2,560	2,591
Stock in Federal Home Loan Bank, at Cost	2,736	2,726
Foreclosed Assets	52	52
Real Estate Held-for-Investment	507	511
Other Assets	324	278
Total Assets	$ 218,054	$ 214,714

LIABILITIES
Deposits
Noninterest-bearing	$ 1,341	$ 1,155
Interest-bearing	144,234	140,953
Total Deposits	145,575	142,108

Advance Payments by Borrowers for Taxes and Insurance	273	$ 312
FHLB Advances	40,312	42,135
Deferred Income Tax	1,054	512
Other Liabilities	428	339
Total Liabilities	187,642	185,406

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value
Authorized - 5,000,000 shares
Issued - 0 Shares	-	-
Common Stock - $.01Par Value
Authorized - 20,000,000 shares
Issued - 3,438,500 Shares	34	34
Additional Paid in Capital	34,294	34,231
Unearned ESOP Stock	(732)	(802)
Unearned RRP Trust Stock	(1,039)	(1,059)
Treasury Stock, at Cost	(31,915)	(31,804)
Retained Earnings	28,546	28,553
Accumulated Other Comprehensive Income	1,224	155
Total Stockholders' Equity	30,412	29,308
Total Liabilities & Stockholders' Equity	$ 218,054	$ 214,714
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended March 31,
($ in thousands, except per share data)	2004	2003
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$ 1,563	$ 1,480
Investment Securities	1,109	1,058
Other Interest Income	11	72
Total Interest Income	2,683	2,610

INTEREST EXPENSE
Deposits	848	778
FHLB Advances	580	830
Total Interest Expense	1,428	1,608

NET INTEREST INCOME	1,255	1,002
PROVISION FOR LOAN LOSSES	14	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,241	1,002

NON-INTEREST EXPENSE
Salaries and Employee Benefits	681	715
Occupancy Expense	101	113
Other Expenses	361	301
Total Non-Interest Expense	1,143	1,129
NET INCOME (LOSS) BEFORE NON-INTEREST INCOME AND INCOME TAXES	98	(127)

NONINTEREST INCOME
Gain on Sale of Investments	-	573
Other Income	21	20
Total Non-Interest Income	21	593

INCOME BEFORE INCOME TAX EXPENSE	119	466
INCOME TAX EXPENSE	8	91
NET INCOME	$ 111	$ 375

EARNINGS PER SHARE
Basic	$ 0.10	$ 0.29
Diluted	$ 0.09	$ 0.28
CASH DIVIDENDS PER SHARE	$ 0.10	$ 0.10
The accompanying notes are an integral part of these financial statements.

#

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2002	$ 34	$ 34,040	$ (27,695)	$ (1,083)	$ (1,274)	$ 28,334	$ 2,028	$ 34,384
Comprehensive Income:
Net Income	-	-	-	-	-	375	-	375
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(221)	(221)
Total Comprehensive Income	-	-	-	-	-	375	(221)	154
Distribution of RRP Stock	-	-	-	-	-	-		-
ESOP Shares Released	-	86	-	70	-	-		156
Purchase of Treasury Stock	-	-	(2,355)	-	-	-	-	(2,355)
Dividends Declared	-	-	-	-	-	(152)	-	(152)
Balances at March 31, 2003	$ 34	$ 34,126	$ (30,050)	$ (1,013)	$ (1,274)	$ 28,557	$ 1,807	$ 32,187

Balances At December 31, 2003	$ 34	$ 34,231	$ (31,804)	$ (802)	$ (1,059)	$ 28,553	$ 155	$ 29,308
Comprehensive Income:
Net Income	-	-	-	-	-	111	-	111
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	1,069	1,069
Total Comprehensive Income	-	-	-	-	-	111	1,069	1,180
Distribution of RRP Stock	-	(5)	-	-	20	-	-	15
ESOP Shares Released		68	-	70	-	-	-	138
Purchase of Treasury Stock	-	-	(111)		-	-	-	(111)
Dividends Declared	-	-	-	-	-	(118)	-	(118)
Balances at March 31, 2004	$ 34	$ 34,294	$ (31,915)	$ (732)	$ (1,039)	$ 28,546	$ 1,224	$ 30,412
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
($ in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 111	$ 375
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities
Depreciation	35	35
Discount Accretion Net of Premium Amortized	(12)	13
Provision for Loan Losses	14	-
Non-Cash Dividend - FHLB	(10)	(34)
Net Loan Fees	-	1
Mutual Fund Dividends Reinvested	(365)	(256)
ESOP Shares Released	138	134
RRP Expense	38	37
Gain on Sale of Foreclosed Real Estate	-	-
Gain on Sale of Investments	-	(573)
Deferred Income Tax Provision	(91)	23
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accrued Interest Receivable	(38)	121
Decrease in Prepaid Income Taxes	22	1
(Increase) in Other Assets	(68)	(81)
(Decrease) in Accrued Interest - FHLB Advances	(189)	(111)
Increase in Accrued Income Tax	-	91
Increase in Other Liabilities	338	139
Net Cash (Used in) Operating Activities	(77)	(85)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	2,102	22,130
Proceeds from Sales of Investment Securities	-	7,481
Purchases of Investment Securities	-	(11,562)
Investment in Mutual Funds, Net	(811)	(25,939)
Loan Originations and Principal Collections, Net	(8,169)	2,885
Purchases of Premises and Equipment	-	(11)
Proceeds from Sales of Foreclosed Real Estate	-	-
Investment in Foreclosed Real Estate	-	-
Net Cash (Used in) Investing Activities	(6,878)	(5,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(111)	(2,355)
Decrease in Advances from Federal Home Loan Bank	(1,823)	(9,976)
Payment of Cash Stock Dividends	(118)	(152)
Net Increase in Deposits	3,467	11,985
Decrease in Deposits for Escrows	(39)	(46)
Net Cash Provided by (Used In) Financing Activities	1,376	(544)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,579)	(5,645)
CASH AND CASH EQUIVALENTS - Beginning of Period	11,371	13,352
CASH AND CASH EQUIVALENTS - End of Period	$ 5,792	$ 7,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	1,617	6,874
Income Taxes	77	326
Loans Transferred to Foreclosed Real Estate During the Period	-	42
Market Value Adjustments for Gain on Securities Available-for-Sale	1,619	277
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated.  Certain financial information for prior periods has been reclassified to conform to the current presentation.

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  These unaudited financial statements should be read in conjunction with the Company’s 2003 annual report of Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:

	Three Months Ended March 31
($ in thousands, except per share data)	2004	2003
Numerator:
Net Income	$ 111	$ 375
Effect of Dilutive Securities	-	-
Numerator for Diluted Earnings Per Share	$ 111	$ 375
Denominator
Weighted-Average Shares Outstanding	1,160,093	1,298,503
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	31,534	18,378
Denominator for Diluted Earnings Per Share	1,191,627	1,316,881
Earnings Per Share
Basic	$ 0.10	$ 0.29
Diluted	0.09	0.28

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan is secured by those shares not yet allocated to plan participants.  At March 31, 2004, there were 80,187 unallocated shares and the balance of the loan was $950,000.  The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.  Compensation expense related to the ESOP was $125,000 for the three months ended March 31, 2004, compared to $134,000 for the three months ended March 31, 2003.

NOTE 4 – STOCK OPTION PLAN

On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees.  Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options, of which 275,076 shares have become fully vested and exerciseable.  To date no options have been exercised.

The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.  Net income and earnings per share for the first quarters of 2004 and 2003 would have been the same as reported if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to measure and recognize stock based compensation expense.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of March 31, 2003, of the 125,028 shares awarded, 2,500 shares have been forfeited due to termination of employment and 79,230 had been earned and issued.  Compensation expense related to the RRP was $38,000 for the three months ended March 31, 2004 and $37,000 for the same time period in 2003.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first quarter of 2004 as compared to the end of the prior fiscal year and on their results of operations during the first quarters of 2004 and 2003.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings and Homestead Association (“Guaranty” or the “Association”).  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2003 annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this discussion includes certain forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  Such statements include, but may not be limited to comments regarding (a) the potential for earnings volatility from changes in the estimated allowance for loan losses over time, (b) the expected growth rate of the loan portfolio, (c) future changes in the mix of deposits, (d) the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) the performance of Guaranty’s net interest income and net interest margin assuming certain future conditions, and (f) changes or trends in certain expense levels.

Forward-looking statements are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement.  Some of the more important assumptions include:

•

expectations about overall economic strength and the performance of the economies in Guaranty’s market area,

•

expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,

•

reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and

•

expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Guaranty’s ability to execute its plans to respond effectively.

Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that the Company’s future results will differ materially from what is stated or implied by such forward-looking statements.  The Company cautions the reader to consider this risk.

The Company undertakes no obligation to update any forward-looking statement included in this annual report, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans increased $8.1 million, or 10.5%, from year-end 2003 to the end the first quarter of 2004.  Average loans for the first quarter of 2004 were $81.6 million, up $4.7 million (6%) and $5.4 million (7%) compared to the fourth quarter of 2003 and first quarter of 2003, respectively.  Table 1, which is based on regulatory reporting codes, shows loan balances at March 31, 2004 and at the end of the four prior quarters.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2004	2003
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Real estate loans - residential	$ 44,888	$ 44,021	$ 45,576	$ 49,791	$ 56,336
Real estate loans - commercial and other	33,416	26,460	25,335	23,103	14,406
Real estate loans - construction	5,641	4,709	3,822	2,652	1,610
Consumer loans	496	513	599	512	437
Commercial business loans	1,666	2,257	1,161	1,268	3,133
Total Loans	$ 86,107	$ 77,960	$ 76,493	$ 77,326	$ 75,922
Average Loans During Period	$ 81,636	$ 76,956	$ 75,725	$ 75,465	$ 76,258

Throughout 2003 and continuing into 2004, the commercial real estate loan portfolio, including multi-family and retail property, has shown significant growth.  The Company continues to develop significant new business in the growing commercial market, while not, in management’s view, incurring an excessive amount of risk to the overall portfolio.  Commercial real estate loans, were up 26%, or $7.0 million, at March 31, 2004, compared to year-end 2003, and has grown 132%, or 19.0 million, from the end of the year earlier quarter.

The above increases in lending on commercial real estate reflects a shift in the Company’s emphasis over the past few years from its more traditional residential mortgage lending activities.  As such, loans secured by residential real estate at March 31, 2004 were up $867,000, or 2%, from December 31, 2003 and decreased $11.4 million, or 20%, from March 31, 2003.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At March 31, 2004, the allowance for loan losses was $594,000, or .69%, of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2004	2003
($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning Balance - January 1	$ 601	$ 580	$ 539	$ 483	$ 483
Provision for Losses	14	21	41	56	-
Loans Charged Off	(21)	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance - December 31	$ 594	$ 601	$ 580	$ 539	$ 483
Ratios
Charge-offs to average loans	0.03%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	66.67%	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	707.14%	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	0.69%	0.77%	0.76%	0.70%	0.64%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at March 31, 2004 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on nonaccrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at any of the five previous quarter ends.

TABLE 3. DELINQUENT LOANS
	2004	2003
($ in thousands)	March 31	December 31	September 30	June 30	March 31
30-89 Days	$ 5,714	$ 5,345	$ 3,708	$ 5,859	$ 2,841
90+ Days	770	930	1,239	521	682
Total	$ 6,484	$ 6,275	$ 4,947	$ 6,380	$ 3,523
Ratios
Loans delinquent 90 days to total loans	0.89%	1.19%	1.62%	0.67%	0.90%
Total delinquent loans to total loans	7.53%	8.05%	6.47%	8.25%	4.64%
Allowance for loan losses to 90 day delinquent loans	77.14%	64.62%	46.81%	103.45%	70.82%
Allowance for loan losses to total delinquent loans	9.16%	9.58%	11.72%	8.45%	13.71%

TABLE 4. NONPERFORMING ASSETS
	2004	2003
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a nonaccrual basis	$ 770	$ 930	$ 1,239	$ 521	$ 682
Foreclosed assets	52	52	-	-	-
Total nonperforming assets	$ 822	$ 982	$ 1,239	$ 521	$ 682
Ratios
Nonperforming assets to loans plus foreclosed assets	0.95%	1.26%	1.62%	0.67%	0.90%
Nonperforming assets to total assets	0.38%	0.46%	0.66%	0.34%	0.43%
Allowance for loan losses to nonperforming loans	72.26%	61.20%	46.81%	103.45%	70.82%

INVESTMENT IN SECURITIES

At March 31, 2004, total securities were $120.0 million, compared to $119.3 million at December 31, 2003 and $117.1 million at March 31, 2003.  The composition of the portfolio has not changed significantly over this time frame, with mutual fund investments making up 56% of the portfolio at March 31, 2004 compared to 55% at year-end 2003 and 50% at March 31, 2003.  At March 31, 2004, collateralized mortgage obligations made up 26% of the portfolio, compared to 27% at December 31, 2003 and 30% at the end of the first quarter of 2003.

The quarter-end net unrealized gains on the entire portfolio was $1.9 million, or 1.6% of amortized cost, up from $234,000, or .2% of amortized cost at December 31, 2003.

Table 5 shows the composition of the Company’s investment portfolio at March 31, 2004, December 31, 2003, and March 31, 2003.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	March 31, 2004		December 31, 2003		March 31, 2003
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury securities	$ 801	$ 876	$ 801	$ 881	$ 801	$ 910
Mortgage Backed Securities	316	312	339	362	524	534
Collateralized Mortgage Obligations	30,152	31,064	32,220	32,486	34,653	34,874
Mutual funds	67,007	66,566	65,831	65,371	58,532	58,545
FHLMC Preferred Stock	19,846	21,157	19,846	20,171	19,862	22,235
Total Investments	$ 118,122	$ 119,976	$ 119,037	$ 119,271	$ 114,372	$ 117,098

DEPOSITS

At March 31, 2004, deposits were 2%, or $3.5 million, above the level at December 31, 2003.  Average deposits totaled $142.9 million in the first quarter of 2004, a $3.6 million (3%) increase from the fourth quarter of 2003 and a $30.2 million (27%) increase from the first quarter of 2003.  Table 6 presents the composition of average deposits for the quarter ended March 31, 2004, December 31, 2003 and March 31, 2003.

TABLE 6. DEPOSIT COMPOSITION
	First Quarter 2004		Fourth Quarter 2003		First Quarter 2003
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 793	0.6%	$ 663	0.5%	$ 654	0.6%
NOW account deposits	9,372	6.6	8,600	6.2	6,006	5.3
Savings deposits	34,853	24.4	34,953	25.1	32,172	28.5
Time deposits	97,848	68.4	95,049	68.2	73,859	65.6
Total	$ 142,866	100.0%	$ 139,265	100.0%	$ 112,691	100.0%

BORROWINGS

At March 31, 2004, the Company’s borrowings from the Federal Home Loan Bank decreased $1.8 million, or 4%, from December 31, 2003 and decreased $16.1 million, or 29%, from March 31, 2003.  Average advances for the first quarter of 2004 were $40.9, down $1.8 million, or 4%, from the fourth quarter of 2003 and down $18.3 million, or 31%, from the prior year’s first quarter.  The decreases were due to maturing FHLB advances that were not replaced because increased deposits had produced increased cash on hand during the respective periods.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

At March 31, 2004, stockholders’ equity totaled $30.4 million, compared to $29.3 million at the end of 2003.  The main factor for this increase was unrealized gains on investment securities available-for-sale, net of related deferred income taxes.  Earnings of $111,000 and stock based compensation costs of $153,000 were partially offset by dividends of $118,000.

Since 1998, the Company has been consistently repurchasing shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  Due to the highly capitalized condition of the Company, management felt that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  Management believes that reducing capital through stock repurchases is a more conservative use of capital than alternatives such as expanding the banking activities of the Company’s subsidiary through acquisitions.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  Table 7 summarizes the repurchase of the shares of its common stock by year.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	5,711	111	19.44
Total Stock Repurchases	2,139,431	$ 31,915	$ 14.92

The ratios in Table 8 indicate that the Company remained well capitalized at March 31, 2004.   The growth in the Company’s loan portfolio in the first quarter of 2004 is reflected in the increase in risk-weighted assets since year-end 2003.  The regulatory capital ratios of Guaranty Savings and Homestead Association exceed the minimum required ratios, and the Association has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2004	2003
($ in thousands)	March 31	December 31	March 31
Tier 1 regulatory capital	$ 26,395	$ 26,800	$ 25,949
Tier 2 regulatory capital	990	601	483
Total regulatory capital	$ 27,385	$ 27,401	$ 26,432
Adjusted total assets	$ 214,355	$ 213,199	$ 203,736
Risk-weighted assets	$ 105,295	$ 96,456	$ 134,969
Ratios
Tier 1 capital to total assets	12.31%	12.57%	12.74%
Tier 1 capital to risk-weighted assets	25.07%	27.78%	19.23%
Total capital to risk-weighted assets	26.01%	28.41%	19.58%
Stockholders’ equity to total assets	13.95%	13.65%	15.34%

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Association, all in the most cost-effective manner.  The Company develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making use of the quantitative modeling tools to project cash flows under a variety of possible scenarios.

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first quarter of 2004.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible outright sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2004 and 2003.  While the Company reported net income of $111,000 for the quarter ended March 31, 2004, there was a net cash decrease of $77,000 from operations.  This was primarily due to $365,000 in dividends on mutual fund investments reinvested in principal that were not fully offset by operating income amounts.

Table 9 illustrates some the factors that the Company uses to measure liquidity.  After growing significantly throughout 2003, the Company’s liquidity position has begun to drop during the first three months of 2004, primarily reflecting the  increase in lending activity.  Management feels that this developing trend will continue and liquidity will return to more normal levels with increased economic activity, higher interest rates, and the strengthening of the capital markets.

TABLE 9. KEY LIQUIDITY INDICATORS
	2004	2003
($ in thousands)	March 31	December 31	March 31
Cash and cash equivalents	$ 5,792	$ 11,371	$ 7,707
Total loans	86,107	77,960	76,493
Total deposits	145,575	142,108	119,153
Deposits $100,000 and over	27,540	27,235	19,265
Ratios
Total loans to total deposits	59.15%	54.86%	64.20%
Deposits $100,000 and over to total deposits	18.92%	19.17%	16.17%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the first quarter of 2004 increased $253,000, or 25%, from the first quarter of 2003, even though average earning assets increased only 3% between these periods.  First quarter net interest income for 2004 on earning assets that were less than 1% higher was also up 17%, or $184,000 compared with the fourth quarter of 2003.

Based on internal interest rate risk models and balance sheet gap analysis, the Company is significantly asset sensitive in the short term (3 month) horizon; implying that it would experience some compression in its interest margin in a declining rate environment, holding other factors constant.  However, rates on earning assets held fairly constant during the first three months of 2004.  As a result, Guaranty was able to add 33 basis points to the margin, raising it to 2.39% compared to the fourth quarter of 2003, and 41 basis points higher than that of the year-earlier quarter.  Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the fourth quarter and first quarter of 2003.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	First Quarter 2004			Fourth Quarter 2003			First Quarter 2003
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 81,636	$ 1,563	7.66%	$ 76,956	$ 1,479	7.69%	$ 76,741	$ 1,480	7.71%
U.S. Treasury securities	881	14	6.36	895	14	6.26	917	14	6.11
Mortgage-backed securities	331	6	7.25	361	5	5.54	513	10	7.80
Collateralized mortgage obligations	31,896	434	5.44	24,672	346	5.61	39,080	495	5.07
Mutual funds	66,716	377	2.26	64,988	351	2.16	44,624	256	2.29
FHLMC stock	20,278	278	5.48	20,916	278	5.32	21,797	283	5.19
Total investment in securities	120,102	1,109	3.69	111,832	994	3.56	106,931	1,058	3.96
FHLB stock	2,732	10	1.46	3,631	19	2.09	5,461	34	2.49
Federal funds sold and demand deposits	5,272	1	0.08	15,754	34	0.86	13,661	38	1.11
Total interest-earning assets	209,742	2,683	5.12%	208,173	2,526	4.85%	202,794	2,610	5.15%
NONINTEREST-EARNING ASSETS
Other assets	8,201			8,993			7,946
Allowance for loan losses	(600)			(580)			(483)
Total assets	$ 217,343			$ 216,586			$ 210,257

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 9,372	$ 35	1.49%	$ 8,600	$ 33	1.53%	$ 6,006	$ 27	1.80%
Savings deposits	34,853	130	1.49	34,953	132	1.51	32,172	149	1.85
Time deposits	97,848	683	2.79	95,049	684	2.88	73,859	602	3.26
Total interest-bearing deposits	142,073	848	2.39	138,602	849	2.45	112,037	778	2.78
Borrowings	40,968	580	5.66	42,769	606	5.67	59,218	830	5.61
Total interest-bearing liabilities	183,041	1,428	3.12%	181,371	1,455	3.21%	171,255	1,608	3.76%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	793			663			654
Other liabilities	4,140			5,075			9,232
Shareholders' equity	29,369			29,477			29,116
Total liabilities and shareholders' equity	$ 217,343			$ 216,586			$ 210,257
Net interest income and margin		$ 1,255	2.39%		$ 1,071	2.06%		$ 1,002	1.98%
Net interest-earning assets and spread	$ 26,701		2.00%	$ 26,802		1.64%	$ 31,539		1.39%
Cost of funding interest-earning assets			2.72%			2.80%			3.17%

The increases in net interest income during the first quarter of 2004 over the fourth quarter of 2003 were due in large part to the increased volume of loans recorded by the Company and higher levels of investments in collateralized mortgage obligations.  The Company’s average investment in loans and CMOs was 54% of total interest-earning assets for the first quarter of 2004, compared to 49% for the fourth quarter of 2003.  These assets generally carry a higher yield than other investment opportunities.

The increase in net interest income between the first quarter of 2004 and the first quarter of 2003 was primarily due to changes on the funding side.  Sustained higher demand for deposit products combined with a reduced loan demand in 2002 and 2003 provided the Company with an influx of liquidity.  Because of the increased amount of cash on hand, management did not replace FHLB advances that matured during 2003.  Average advances were down $18.3 million, or 31%, for the first quarter of 2004 compared to the first quarter of 2003.  This accounted for $258,000 in reduced interest expenses for that time frame.

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST INCOME
	First Quarter 2004 Compared to:
	Fourth Quarter of 2003			First Quarter of 2003
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$ 90	$ (6)	$ 84	$ 94	$ (11)	$ 83
U.S. Treasury securities	-	-	-	(1)	1	-
Mortgage-backed securities	(1)	2	1	(3)	(1)	(4)
Collateralized mortgage obligations	98	(10)	88	(98)	37	(61)
Mutual funds	10	16	26	125	(4)	121
FHLMC stock	(9)	9	-	(21)	16	(5)
Total investment in securities	98	17	115	2	49	51
FHLB stock	(3)	(6)	(9)	(10)	(14)	(24)
Federal funds sold and demand deposits	(2)	(31)	(33)	(2)	(35)	(37)
Total interest income	183	(26)	157	84	(11)	73

INTEREST EXPENSE
NOW account deposits	3	(1)	2	13	(5)	8
Savings deposits	-	(2)	(2)	10	(29)	(19)
Time deposits	20	(21)	(1)	167	(86)	81
Total interest-bearing deposits	23	(24)	(1)	190	(120)	70
Borrowings	(25)	(1)	(26)	(258)	8	(250)
Total interest expense	(2)	(25)	(27)	(68)	(112)	(180)
Change in net interest income	$ 185	$ (1)	$ 184	$ 152	$ 101	$ 253

PROVISION FOR LOAN LOSSES

The Company provided $14,000 for losses in the first quarter of 2004, down from $21,000 in the fourth quarter of 2003.  The Company had no allocation to the provision for loan losses for the three months ended March 31, 2003.  Net charge-offs totaled $21,000 in the first quarter of 2004.  There were no charge-offs in either the fourth or first quarters of 2003.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

Noninterest income before securities transactions for the first quarter of 2004 was up $1,000, or 5%,  compared to the same period of 2003.  The major categories of noninterest income for the three months ended March 31, 2004 and 2003 are presented in Table 12.

TABLE 12. NON-INTEREST INCOME
($ in thousands)	First Quarter 2004	First Quarter 2003	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 5	$ 4	25%
ATM fees	2	2	-
Early closing penalties	1	2	(50)
Income from real estate held for investment	12	12	-
Miscellaneous	1	-	(a)
Total noninterest income before securities transactions	21	20	5
Securities transactions	-	573	(100)
Total noninterest income	$ 21	$ 593	(96)%
(a) Not meaningful

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2004 totaled $1.1 million, $14,000 (1%) increase from the first quarter of 2003.  Non interest expense for the three months ended March 31, 2004 and 2003 are presented in Table 13 below.

Personnel costs, which represent the largest component of noninterest expense, decreased $34,000, or 5%, in the first quarter of 2004 compared to the first quarter of 2003 as result of a reduced bonus accrual.

Data processing costs increased $29,000, or 100%, to $58,000 for the first quarter of 2004 compared to the same period for 2003.  During the first quarter of 2004, Guaranty introduced an internet banking product.  In connection with the set up of this new service, the Company incurred a one-time charge of $18,000.  The remainder of the increase was due to higher outside data processing expenses.

TABLE 13. NON-INTEREST EXPENSE
($ in thousands)	First Quarter 2004	First Quarter 2003	Percentage Increase (Decrease)
Employee compensation	$ 487	$ 512	(5)%
Employee benefits	194	203	(4)
Total personnel expense	681	715	(5)
Net occupancy expense	96	105	(9)
Ad Valorem taxes	133	125	6
Data processing costs	58	29	100
Advertising	32	25	28
ATM expenses	11	12	(8)
Professional fees	22	14	57
Deposit insurance and supervisory fees	28	27	4
Printing and office supplies	18	19	(5)
Telephone	19	20	(5)
Other operating expenses	45	38	18
Total noninterest expense	$ 1,143	$ 1,129	1%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2004.  Management believes there have been no material changes in the Company’s market risk since December 31, 2003.

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

Part II - Other Information

Item 1 - Legal Proceedings

There are no matters required to be reported under this item.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased) [1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (January 1, 2004 - January 31, 2004)	-	$ -	-	-
Month 2 (February 1, 2004 - February 29, 2004)	5,711	19.44	-	-
Month 3 (March 1, 2004 - March 31, 2004)	-	-	-	-
Total	5,711	$ 19.44	-	-
[1] All purchases were made in open-market transactions.

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders

On March 29, 2004, the Company commenced a proxy solicitation of its stockholders with respect to the Annual Meeting of Stockholders held on April 27, 2004 (“Annual Meeting”).  There were two proposals considered at the Annual Meeting, the election of two directors and the ratification of the appointment of the Company’s independent auditors.  Both proposals passed by the vote reflected below.  In addition to the directors elected to three-year terms at the Annual Meeting, the following persons had terms of office as a director which continued after the Annual Meeting:  Kenneth B. Caldcleugh, Stephen L. Cory, Bradford A. Glazer, Bruce A. Scott, and Albert J. Zahn, Jr.

Approval of the election of Donald C. Scott to a three-year term as director.

For	Withheld
1,051,835	2,691

Approval of the election of Hayden W. Wren III to a three-year term as director.

For	Withheld
1,053,926	600

Approval to ratify the appointment of LaPorte, Sehrt, Romig and Hand as the Company’s independent auditors for the year ending December 31, 2004.

For	Against	Abstained
1,046,224	8,300	2

The matters considered at the Annual Meeting were discretionary items and there were no broker non-votes.

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K

(a)

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

**

Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

(b) Reports on Form 8-K.

On a Form 8-K dated April 20, 2004, the registrant reported under item 12 the release of its financial results for the quarter ended March 31, 2004.  The news release covering the financial results was filed as an exhibit under item 7(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date:	May 14, 2004	By:	/s/ Donald C. Scott
Donald C. Scott Chairman of the Board, President and Chief Executive Officer
Date:	May 14, 2004	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer