Form 10-Q
period 2004-06-30
GS FINANCIAL CORP
filed 2004-08-16
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2004
Common Stock, par value $.01 per share	1,292,468 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
($ in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and Cash Equivalents
Cash & Due from Depository Institutions	$ 1,350	$ 1,899
Interest-Bearing Deposits in Other Banks	2,548	4,507
Federal Funds Sold	1,486	4,965
Total Cash and Cash Equivalents	5,384	11,371

Securities Available-for-Sale, at Fair Value	110,194	119,271
Loans, Net	87,074	77,367
Accrued Interest Receivable	615	547
Premises & Equipment	2,536	2,591
Stock in Federal Home Loan Bank, at Cost	2,418	2,726
Foreclosed Assets	417	52
Real Estate Held-for-Investment	502	511
Other Assets	356	278
Total Assets	$ 209,496	$ 214,714

LIABILITIES
Deposits
Noninterest-bearing	$ 1,044	$ 1,155
Interest-bearing	140,730	140,953
Total Deposits	141,774	142,108

Advance Payments by Borrowers for Taxes and Insurance	279	$ 312
FHLB Advances	38,464	42,135
Other Liabilities	585	851
Total Liabilities	181,102	185,406

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value
Authorized - 5,000,000 shares
Issued - 0 Shares	-	-
Common Stock - $.01Par Value
Authorized - 20,000,000 shares
Issued - 3,438,500 Shares	34	34
Additional Paid in Capital	34,361	34,231
Unearned ESOP Stock	(661)	(802)
Unearned RRP Trust Stock	(1,039)	(1,059)
Treasury Stock, at Cost	(31,925)	(31,804)
Retained Earnings	28,523	28,553
Accumulated Other Comprehensive (Loss) Income	(899)	155
Total Stockholders' Equity	28,394	29,308
Total Liabilities & Stockholders' Equity	$ 209,496	$ 214,714
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands, except per share data)	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$ 1,640	$ 1,503	$ 3,203	$ 2,983
Investment Securities	1,067	924	2,176	1,982
Other Interest Income	10	65	21	137
Total Interest Income	2,717	2,492	5,400	5,102

INTEREST EXPENSE
Deposits	824	844	1,672	1,622
FHLB Advances	554	769	1,134	1,599
Total Interest Expense	1,378	1,613	2,806	3,221

NET INTEREST INCOME	1,339	879	2,594	1,881
PROVISION FOR LOAN LOSSES	19	56	33	56
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,320	823	2,561	1,825

NON-INTEREST EXPENSE
Salaries and Employee Benefits	643	684	1,324	1,399
Occupancy Expense	107	113	208	226
Other Expenses	370	329	731	630
Total Non-Interest Expense	1,120	1,126	2,263	2,255
NET INCOME (LOSS) BEFORE NON-INTEREST INCOME AND INCOME TAXES	200	(303)	298	(430)

NON-INTEREST INCOME
(Loss) Gain on Sale of Investments	(143)	249	(143)	822
Other Income	26	32	47	52
Total Non-Interest Income (Loss)	(117)	281	(96)	874

INCOME BEFORE INCOME TAX EXPENSE	83	(22)	202	444
INCOME TAX (BENEFIT) EXPENSE	(11)	(28)	(3)	63
NET INCOME	$ 94	$ 6	$ 205	$ 381

EARNINGS PER SHARE
Basic	$ 0.08	$ 0.01	$ 0.18	$ 0.31
Diluted	$ 0.08	$ 0.01	$ 0.17	$ 0.31
CASH DIVIDENDS PER SHARE	$ 0.10	$ 0.10	$ 0.20	$ 0.20
The accompanying notes are an integral part of these financial statements.

#

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2002	$ 34	$ 34,040	$ (27,695)	$ (1,083)	$ (1,274)	$ 28,334	$ 2,028	$ 34,384
Comprehensive Income:
Net Income	-	-	-	-	-	381	-	381
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(702)	(702)
Total Comprehensive Income	-	-	-	-	-	381	(702)	(321)
Distribution of RRP Stock	-	-	-	-	-	-		-
ESOP Shares Released	-	175	-	140	-	-		315
Purchase of Treasury Stock	-	-	(3,354)	-	-	-	-	(3,354)
Dividends Declared	-	-	-	-	-	(290)	-	(290)
Balances at June 30, 2003	$ 34	$ 34,215	$ (31,049)	$ (943)	$ (1,274)	$ 28,425	$ 1,326	$ 30,734

Balances At December 31, 2003	$ 34	$ 34,231	$ (31,804)	$ (802)	$ (1,059)	$ 28,553	$ 155	$ 29,308
Comprehensive Income:
Net Income	-	-	-	-	-	205	-	205
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(1,054)	(1,054)
Total Comprehensive Income	-	-	-	-	-	205	(1,054)	(849)
Distribution of RRP Stock	-	(5)	-	-	20	-	-	15
ESOP Shares Released		135	-	141	-	-	-	276
Purchase of Treasury Stock	-	-	(121)		-	-	-	(121)
Dividends Declared	-	-	-	-	-	(235)	-	(235)
Balances at June 30, 2004	$ 34	$ 34,361	$ (31,925)	$ (661)	$ (1,039)	$ 28,523	$ (899)	$ 28,394
The accompanying notes are an integral part of these financial statements.

#

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
($ in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 205	$ 381
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities
Depreciation	71	71
Discount Accretion Net of Premium Amortized	(39)	(21)
Provision for Loan Losses	33	56
Non-Cash Dividend - FHLB	(19)	(68)
Net Loan Fees	-	(1)
Mutual Fund Dividends Reinvested	(716)	(625)
ESOP Shares Released	276	315
RRP Expense	48	74
(Loss) Gain on Sale of Investments	143	(822)
Deferred Income Tax Provision	(65)	(3)
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accrued Interest Receivable	(68)	177
(Increase) Decrease in Prepaid Income Taxes	(11)	1
(Increase) in Other Assets	(67)	(147)
(Decrease) in Accrued Interest - FHLB Advances	(178)	(60)
Increase in Accrued Income Tax	-	57
Increase in Other Liabilities	487	237
Net Cash Provided by (Used in) Operating Activities	100	(378)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	6,786	47,584
Proceeds from Sales of Investment Securities	-	7,764
Purchases of Investment Securities	(11,941)	(14,566)
Redemption (Investment) in Mutual Funds, Net	13,247	(45,200)
Loan Originations and Principal Collections, Net	(10,084)	1,483
Purchases of Premises and Equipment	(7)	(35)
Proceeds from Sales of Foreclosed Real Estate	-	-
Proceeds from Sale of FHLB Stock	327	-
Investment in Foreclosed Real Estate	(21)	-
Net Cash (Used in) Investing Activities	(1,693)	(2,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(121)	(3,354)
Decrease in Advances from Federal Home Loan Bank	(3,671)	(12,790)
Payment of Cash Stock Dividends	(235)	(290)
Net (Decrease) Increase in Deposits	(334)	22,234
Decrease in Deposits for Escrows	(33)	(183)
Net Cash (Used In) Provided by Financing Activities	(4,394)	5,617
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,987)	2,269
CASH AND CASH EQUIVALENTS - Beginning of Period	11,371	13,352
CASH AND CASH EQUIVALENTS - End of Period	$ 5,384	$ 15,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	2,984	3,281
Income Taxes	73	43
Loans Transferred to Foreclosed Real Estate During the Period	344	-
Market Value Adjustments for Gain on Securities Available-for-Sale	(1,597)	(1,064)
The accompanying notes are an integral part of these financial statements.

#

GS FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the GS Financial Corp. (the “Company”) and its subsidiary, Guaranty Savings and Homestead Association.  All significant intercompany balances and transactions have been eliminated.  Certain financial information for prior periods has been reclassified to conform to the current presentation.

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  These unaudited financial statements should be read in conjunction with the Company’s 2003 annual report of Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands, except per share data)	2004	2003	2004	2003
Numerator:
Net Income	$ 94	$ 6	$ 205	$ 381
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$ 94	$ 6	$ 205	$ 381
Denominator
Weighted-Average Shares Outstanding	1,156,784	1,187,429	1,158,428	1,242,659
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	30,825	12,227	31,180	5,803
Denominator for Diluted Earnings Per Share	1,187,609	1,199,656	1,189,608	1,248,462
Earnings Per Share
Basic	$ 0.08	$ 0.01	$ 0.18	$ 0.31
Diluted	0.08	0.01	0.17	0.31
Cash Dividends Per Share	$ 0.10	$ 0.10	$ 0.20	$ 0.20

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan is secured by those shares not yet allocated to plan participants.  At June 30, 2004, there were 80,187 unallocated shares and the balance of the loan was $867,000.  The Association bears the cost of the ESOP as compensation expense which is based on principal and interest payments on the corresponding debt as well as the market value of the stock.  Compensation expense related to the ESOP was $125,000 and $250,000 for the three and six month periods ended June 30, 2004, compared to $134,000 and $268,000 for the same time periods ended June 30, 2003.

#

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

The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Under this Opinion, the Company recognizes no compensation expense with respect to fixed awards of stock options.  All options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.  As such, the options have no intrinsic value on the award date, which is also the measurement date for compensation expense.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation.  As provided for in SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense.  Because all of the options that have been granted have vested prior to 2003, net income and earnings per share for the second quarters of 2004 and 2003 would not have been affected if the Company had applied the fair value recognition provisions of SFAS No. 123, to measure and recognize stock based compensation expense.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of June 30, 2004, of the 125,028 shares awarded, 4,858 shares have been forfeited due to termination of employment or service as a director and 79,230 had been earned and issued.  Compensation expense related to the RRP was $10,000 and $48,000 for the three months and six months ended June 30, 2004 and $37,000 and $74,000 for the same time periods in 2004.

#

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	Three Months Ended			Six Months Ended
($ in thousands, except per share data)	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
SUMMARY OF INCOME
Interest Income	$ 2,717	$ 2,683	$ 2,492	$ 5,400	$ 5,102
Interest Expense	1,378	1,428	1,613	2,806	3,221
Net Interest Income	1,339	1,255	879	2,594	1,881
Provision for Loan Losses	19	14	56	33	56
Net Interest Income After Provision for Loan Losses	1,320	1,241	823	2,561	1,825
Non-Interest Income	(117)	21	281	(96)	874
Non-Interest Expense	1,120	1,143	1,126	2,263	2,255
Net Income Before Taxes	83	119	(22)	202	444
Income Tax Expense	(11)	8	(28)	(3)	63
Net Income	94	111	6	205	381
SELECTED BALANCE SHEET DATA
Total Assets	$ 209,496	$ 218,054	$ 215,586
Loans Receivable, Net	87,074	85,522	76,796
Investment Securities	110,194	119,976	113,551
Deposit Accounts	141,774	145,575	129,264
Borrowings	38,464	40,312	53,602
Equity	28,394	30,412	30,734
SELECTED AVERAGE BALANCES
Total Assets	$ 216,234	$ 217,343	$ 215,038	$ 216,789	$ 212,648
Loans Receivable, Net	86,929	81,636	75,465	84,283	75,862
Investment Securities	116,340	120,102	116,193	118,222	111,562
Deposit Accounts	143,367	142,866	124,629	143,116	118,648
Borrowings	39,122	40,968	54,584	40,045	59,218
Equity	30,496	29,396	31,461	29,932	32,374
KEY RATIOS
Return on average assets	0.17%	0.20%	0.01%	0.19%	0.36%
Return on average shareholders' equity	1.23%	1.51%	0.08%	1.37%	2.35%
Net Interest Margin	2.55%	2.39%	1.70%	2.47%	1.84%
Average loans to average deposits	60.63%	57.14%	60.55%	58.89%	63.94%
Earning assets to interest-bearing liabilities	115.62%	114.59%	115.74%	115.10%	115.38%
Efficiency ratio	82.05%	89.58%	123.60%	85.69%	116.66%
Non-interest expense to average assets	2.07%	2.10%	2.09%	2.09%	2.12%
Allowance for loan losses to total loans	0.70%	0.69%	0.70%
Stockholders equity to total assets	13.55%	13.95%	14.26%
COMMON SHARE DATA
Earnings Per Share
Basic	$ 0.08	$ 0.10	$ 0.01	$ 0.18	$ 0.31
Diluted	0.08	$ 0.09	0.01	0.17	0.31
Dividends Paid Per Share	0.10	$ 0.10	0.10	0.20	0.20
Dividend Payout Ratio	123.06%	104.49%	1979.05%	113.02%	65.23%
Book Value Per Share	$ 21.87	$ 23.41	$ 22.86
Average Shares Outstanding
Basic	1,156,784	1,194,296	1,187,429	1,158,428	1,242,659
Diluted	1,187,609	1,214,443	1,199,656	1,189,608	1,248,462

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the second quarters of 2004 and 2003 and during the six-month periods through June 30 in each year.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings and Homestead Association (“Guaranty” or the “Association”).  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2003 annual report on Form 10-K.

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

The Company undertakes no obligation to update any forward-looking statement included in this quarterly report, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans increased $9.7 million, or 12.5%, from year-end 2003 to the end the second quarter of 2004.  Average loans for the second quarter of 2004 were $86.9 million, up $11.5 million (15.2%) compared to the second quarter of 2003.  Year-to-date average loans at June 30, 2004 totaled $84.3 million, up $8.4 million (11.1%) from the same time period in 2003.  Table 1, which is based on regulatory reporting codes, shows loan balances at June 30, 2004 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2004		2003
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Real estate loans - residential	$ 44,896	$ 44,888	$ 44,021	$ 45,576	$ 49,791
Real estate loans - commercial and other	34,293	33,416	26,460	25,335	23,103
Real estate loans - construction	5,590	5,641	4,709	3,822	2,652
Consumer loans	538	496	513	599	512
Commercial business loans	2,359	1,666	2,257	1,161	1,268
Total Loans	$ 87,676	$ 86,107	$ 77,960	$ 76,493	$ 77,326
Average Loans During Period	$ 86,929	$ 81,636	$ 76,956	$ 75,725	$ 75,465

Throughout 2003 and continuing into 2004, the commercial real estate loan portfolio, including multi-family and retail property, has shown significant growth.  The Company continues to develop significant new business in the growing commercial market, while not, in management’s view, incurring an excessive amount of risk to the overall portfolio.  Commercial real estate loans, were up 30%, or $7.8 million, at June 30, 2004, compared to year-end 2003, and have grown 48%, or $11.2 million, from the end of the year earlier quarter.

The above increases in lending on commercial real estate reflects a shift in the Company’s emphasis over the past few years from its more traditional residential mortgage lending activities.  As such, loans secured by residential real estate at June 30, 2004 were up only $875,000, or 2%, from December 31, 2003 and decreased $4.9 million, or 10%, from June 30, 2003.  Management expects moderate loan growth to continue through the end of 2004.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At June 30, 2004, the allowance for loan losses was $610,000, or .70%, of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2004		2003
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Beginning Balance	$ 594	$ 601	$ 580	$ 539	$ 483
Provision for Losses	19	14	21	41	56
Loans Charged Off	(3)	(21)	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$ 610	$ 594	$ 601	$ 580	$ 539
Ratios
Charge-offs to average loans	0.00%	0.03%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	633.33%	66.67%	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	5083.33%	707.14%	n/a	n/a	n/a
Allowance for loan losses to ending loans	0.70%	0.69%	0.77%	0.76%	0.70%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at June 30, 2004 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on nonaccrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at any of the five quarter ends.

TABLE 3. DELINQUENT LOANS
	2004		2003
($ in thousands)	June 30	March 31	December 31	September 30	June 30
30-89 Days	$ 6,255	$ 5,714	$ 5,345	$ 3,708	$ 5,859
90+ Days	759	770	930	1,239	521
Total	$ 7,014	$ 6,484	$ 6,275	$ 4,947	$ 6,380
Ratios
Loans delinquent 90 days to total loans	0.87%	0.89%	1.19%	1.62%	0.67%
Total delinquent loans to total loans	8.00%	7.53%	8.05%	6.47%	8.25%
Allowance for loan losses to 90 day delinquent loans	80.37%	77.14%	64.62%	46.81%	103.45%
Allowance for loan losses to total delinquent loans	8.70%	9.16%	9.58%	11.72%	8.45%

TABLE 4. NONPERFORMING ASSETS
	2004		2003
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Loans accounted for on a nonaccrual basis	$ 759	$ 770	$ 930	$ 1,239	$ 521
Foreclosed assets	417	52	52	-	-
Total nonperforming assets	$ 1,176	$ 822	$ 982	$ 1,239	$ 521
Ratios
Nonperforming assets to loans plus foreclosed assets	1.33%	0.95%	1.26%	1.62%	0.67%
Nonperforming assets to total assets	0.56%	0.38%	0.46%	0.66%	0.34%
Allowance for loan losses to nonperforming loans	51.87%	72.26%	61.20%	46.81%	103.45%

INVESTMENT IN SECURITIES

At June 30, 2004, total securities were $110.2 million, compared to $119.3 million at December 31, 2003 and $112.3 million at June 30, 2003.  The composition of the portfolio has shifted somewhat during the first six months of 2004, with mutual fund investments making up 48% of the portfolio at June 30, 2004 compared to 55% at year-end 2003 and 70% at June 30, 2003.  At June 30, 2004, collateralized mortgage obligations made up 34% of the portfolio, compared to 27% at December 31, 2003 and 11% at the end of the second quarter of 2003.  Table 5 shows the composition of the Company’s investment portfolio at June 30, 2004, December 31, 2003, and June 30, 2003.

Management expects the investment portfolio mix to remain essentially unchanged throughout the remainder of 2004.  Proceeds from interest, dividends and principal repayments that are not needed to fund new loan commitments and deposit runoff will be reinvested in similar securities.

At June 30, 2004, the net unrealized losses on the Company’s entire portfolio was $1.4 million, or 1.2% of amortized cost, compared to net unrealized gains of $234,000, or .2% of amortized cost at December 31, 2003.  These losses sustained during the year were primarily on the Company’s investment in FHLMC stock.  Management believes that these losses are temporary in nature and has no plans of divesting in the foreseeable future as these investments are paying dividends that have a tax-equivalent yield of approximately 7.95%.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	June 30, 2004		December 31, 2003		June 30, 2003
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury securities	$ 800	$ 853	$ 801	$ 881	$ 801	$ 909
Mortgage Backed Securities	253	277	339	362	473	496
Collateralized Mortgage Obligations	37,500	37,633	32,220	32,486	12,234	12,290
Mutual funds	53,156	52,444	65,831	65,371	78,164	78,175
FHLMC Stock	19,846	18,988	19,846	20,171	19,857	20,405
Total Investments	$ 111,555	$ 110,194	$ 119,037	$ 119,271	$ 111,529	$ 112,275

DEPOSITS

Deposit pricing strategies implemented during the second quarter of 2004 helped stem the growth rate of customer deposit accounts.  At June 30, 2004, deposits were less than 1%, or $334,000, below the level at December 31, 2003.  Average deposits totaled $143.4 million in the second quarter of 2004, a $501,000 (less than 1%) increase from the first quarter of 2004 and a $18.7 million (15%) increase from the second quarter of 2003.  Management expects that the current pricing strategy combined with an increase in market interest rates, may cause the level of deposits to decline throughout the remainder of 2004.

Table 6 presents the composition of average deposits for the quarters ended June 30, 2004, March 31, 2003 and June 30, 2003.

TABLE 6. DEPOSIT COMPOSITION
	Second Quarter 2004		First Quarter 2004		Second Quarter 2003
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 799	0.6%	$ 793	0.6%	$ 820	0.7%
NOW account deposits	9,140	6.4	9,372	6.6	6,266	5.0
Savings deposits	34,475	24.0	34,853	24.4	32,672	26.2
Time deposits	98,953	69.0	97,848	68.4	84,871	68.1
Total	$ 143,367	100.0%	$ 142,866	100.0%	$ 124,629	100.0%

BORROWINGS

At June 30, 2004, the Company’s borrowings from the Federal Home Loan Bank decreased $3.7 million, or 9%, from December 31, 2003 and decreased $15.1 million, or 28%, from June 30, 2003.  Average advances for the first quarter of 2004 were $40.9 million, down $1.8 million, or 5%, from the first quarter of 2004 and down $15.5 million, or 28%, from the prior year’s second quarter.  The decreases were due to maturing FHLB advances that were not replaced because increased customer deposits produced sufficient cash on hand during the respective periods.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

At June 30, 2004, stockholders’ equity totaled $28.4 million, compared to $29.3 million at the end of 2003.  The primary cause this decrease was $1.1 million in unrealized losses on investment securities available-for-sale, net of related deferred income taxes.  Earnings of $205,000 and stock based compensation costs of $276,000 were partially offset by dividends of $235,000 and stock repurchases of $121,000.

Since 1998, the Company has been regularly repurchasing shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  Due to the highly capitalized condition of the Company, management felt that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  Management believes that reducing capital through stock repurchases is a more conservative use of capital than alternatives such as expanding the banking activities of the Company’s subsidiary through acquisitions.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  Table 7 summarizes the repurchase of the shares of its common stock by year.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	6,221	121	19.45
Total Stock Repurchases	2,139,941	$ 31,925	$ 14.92

The ratios in Table 8 indicate that the Association remained well capitalized at June 30, 2004.   The growth in the Association’s loan portfolio in the first quarter of 2004 was offset by the decrease in the investment portfolio during the second quarter of 2004.  Combined, the Association’s  risk-weighted assets increased only $797,000 since year-end 2003.  The regulatory capital ratios of Guaranty Savings and Homestead Association exceed the minimum required ratios, and the Association has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2004	2003
($ in thousands)	June 30	December 31	June 30
Tier 1 regulatory capital	$ 25,624	$ 26,800	$ 26,124
Tier 2 regulatory capital	610	601	538
Total regulatory capital	$ 26,234	$ 27,401	$ 26,662
Adjusted total assets	$ 207,556	$ 213,199	$ 211,449
Risk-weighted assets	$ 97,253	$ 96,456	$ 94,085
Ratios
Tier 1 capital to total assets	12.35%	12.57%	12.35%
Tier 1 capital to risk-weighted assets	26.35%	27.78%	27.77%
Total capital to risk-weighted assets	26.98%	28.41%	28.34%
Shareholders' equity to total assets	13.55%	13.65%	14.09%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the second quarter of 2004.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible outright sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2004 and 2003.  While the Company reported net income of $205,000 for the six months ended June 30, 2004, there was a net cash increase of only $100,000 from operations.  This was primarily due to $716,000 in dividends on mutual fund investments reinvested in principal that were not fully offset by other operating income amounts.

Table 9 illustrates some of the factors that the Company uses to measure liquidity.  After increasing significantly throughout 2003, the Company’s liquidity position has begun to drop during the first six months of 2004, primarily reflecting the  increase in lending activity discussed earlier.  Management feels that this developing trend will continue and liquidity will return to more normal levels with increased economic activity, higher interest rates, and the strengthening of the capital markets.

TABLE 9. KEY LIQUIDITY INDICATORS
	2004	2003
($ in thousands)	June 30	December 31	June 30
Cash and cash equivalents	$ 5,384	$ 11,371	$ -
Total loans	87,676	77,960	77,326
Total deposits	141,774	142,108	129,264
Deposits $100,000 and over	25,396	27,235	22,452
Ratios
Total loans to total deposits	61.84%	54.86%	59.82%
Deposits $100,000 and over to total deposits	17.91%	19.17%	17.37%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the second quarter of 2004 increased $460,000, or 52.3%, from the second quarter of 2003, even though average earning assets increased only 1.7% between these periods.  Second quarter net interest income for 2004 was also up $84,000, or 6.7%, on earning assets that were up only .5% compared with the first quarter of 2004.

Based on internal interest rate risk models and balance sheet gap analysis, the Company is significantly asset sensitive in the short term (3 month) horizon; indicating that we would experience some improvement in its interest margin in a rising rate environment, holding other factors constant.  Rates on earning assets increased slightly during the second quarter of 2004.  As a result, Guaranty was able to add 16 basis points to the margin, raising it to 2.55% compared to the first quarter of 2004, and 85 basis points higher than that of the year-earlier quarter.  Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the first quarter of 2004 and second  quarter of 2003.

The increases in net interest income during the second quarter of 2004 over the first quarter of 2004 and the second quarter of 2003 were due in large part to the Company’s  increased volume of loans.  The Company’s average investment in loans, which traditionally carry a higher yield than other investment opportunities, was 41% of total interest-earning assets for the second quarter of 2004, compared to 39% for the first quarter of 2004 and 37% for the second quarter of 2003.  The increase in outstanding loans accounted for increases in interest income of $100,000 over the first quarter of 2004 and 216,000 over the second quarter of 2004, greatly exceeding the effects of reduced yields earned on these investments.

In addition to increased loan activity, the Company’ investments in collateralized mortgage obligations contributed to the increase in interest income for the second quarter of 2004 over the second quarter of 2003.  The Company’s average investment in this area increased $5.8 million over the same quarter of last year, contributing an additional $78,000 to income.  A 132 basis point increase in the yield on these investments added an additional $82,000 in income.

The average cost on interest bearing deposits dropped to 2.31% for the second quarter of 2004, from 2.39% in the first quarter of 2004 and 2.73% in the second quarter of 2003.  This decrease in rates accounted for $30,000 and $132,000 of the decreased in interest expense.  Management expects both the cost and volume of customer deposits to decrease through the end of 2003.

Average borrowings were down $1.8 million for the second quarter of 2004 compared to the first quarter of 2004, and $15.5 million compared to the second quarter of 2003.  These decreases in the average balances accounted for $26,000 and $219,000 in reduced interest expenses for each respective time frame.

Net interest income for the first six months of 2004 increased $713,000, or 38%, from the first six months of  2003 on earning assets that were $5.5 million (2.7%) higher.  Table 12 shows the components of the Company’s net interest margin for the first six months of  2004 and 2003.  The net interest margin was 2.47%for the 2004 period  and 1.84% for the prior year’s period.  The yield on average earning assets increased 16 basis points and the total interest cost of funding earning assets decreased 48 basis points compared to the first six months of 2003.  The same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2004 were also evident for the year-to-date period.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Second Quarter 2004		First Quarter 2004				Second Quarter 2003
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 86,929	$ 1,640	7.55%	$ 81,636	$ 1,563	7.66%	$ 75,465	$ 1,503	7.97%
U.S. Treasury securities	876	15	6.85	881	14	6.36	910	15	6.59
Mortgage-backed securities	281	5	7.12	331	6	7.25	485	9	7.42
Collateralized mortgage obligations	30,595	412	5.39	31,896	434	5.44	24,797	252	4.07
Mutual funds	63,354	356	2.25	66,716	377	2.26	67,773	367	2.17
FHLMC stock	21,234	279	5.26	20,278	278	5.48	22,228	281	5.06
Total investment in securities	116,340	1,067	3.67	120,102	1,109	3.69	116,193	924	3.18
FHLB stock	2,518	10	1.59	2,732	10	1.46	5,509	34	2.47
Federal funds sold and demand deposits	4,275	-	-	5,272	1	0.08	9,304	31	1.33
Total interest-earning assets	210,062	2,717	5.17%	209,742	2,683	5.12%	206,471	2,492	4.83%
NONINTEREST-EARNING ASSETS
Other assets	6,765			8,201			8,083
Allowance for loan losses	(593)			(600)			484
Total assets	$ 216,234			$ 217,343			$ 215,038

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 9,140	$ 29	1.27%	$ 9,372	$ 35	1.49%	$ 6,266	$ 27	1.74%
Savings deposits	34,475	110	1.28	34,853	130	1.49	32,672	142	1.74
Time deposits	98,953	685	2.77	97,848	683	2.79	84,871	675	3.18
Total interest-bearing deposits	142,568	824	2.31	142,073	848	2.39	123,809	844	2.73
Borrowings	39,122	554	5.66	40,968	580	5.66	54,584	769	5.64
Total interest-bearing liabilities	181,690	1,378	3.03%	183,041	1,428	3.12%	178,393	1,613	3.62%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	799			793			820
Other liabilities	3,249		4,113				4,364
Shareholders' equity	30,496			29,396		31,461
Total liabilities and shareholders' equity	$ 216,234			$ 217,343			$ 215,038
Net interest income and margin		$ 1,339	2.55%		$ 1,255	2.39%		$ 879	1.70%
Net interest-earning assets and spread	$ 28,372		2.14%	$ 26,701		2.00%	$ 28,078		1.21%
Cost of funding interest-earning assets			2.62%			2.72%			3.12%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST INCOME
	Second Quarter 2004 Compared to:
	First Quarter of 2004			Second Quarter of 2003
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$ 100	$ (23)	$ 77	$ 216	$ (79)	$ 137
U.S. Treasury securities	-	1	1	(1)	1	-
Mortgage-backed securities	(1)	-	(1)	(4)	-	(4)
Collateralized mortgage obligations	(18)	(4)	(22)	78	82	160
Mutual funds	(19)	(2)	(21)	(25)	14	(11)
FHLMC stock	13	(12)	1	(13)	11	(2)
Total investment in securities	(25)	(17)	(42)	35	108	143
FHLB stock	(1)	1	-	(12)	(12)	(24)
Federal funds sold and demand deposits	-	(1)	(1)	-	(31)	(31)
Total interest income	74	(40)	34	239	(14)	225

INTEREST EXPENSE
NOW account deposits	(1)	(5)	(6)	9	(7)	2
Savings deposits	(1)	(19)	(20)	6	(38)	(32)
Time deposits	8	(6)	2	97	(87)	10
Total interest-bearing deposits	6	(30)	(24)	112	(132)	(20)
Borrowings	(26)	-	(26)	(219)	4	(215)
Total interest expense	(20)	(30)	(50)	(107)	(128)	(235)
Change in net interest income	$ 94	$ (10)	$ 84	$ 346	$ 114	$ 460

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Six Months Ended June 30,2004			Six Month Ended June 30, 2003
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 84,283	$ 3,203	7.60%	$ 75,862	$ 2,983	7.86%
U.S. Treasury securities	879	29	6.60	914	29	6.35
Mortgage-backed securities	306	11	7.19	499	19	7.62
Collateralized mortgage obligations	31,246	846	5.42	31,939	747	4.68
Mutual funds	65,035	733	2.25	56,199	623	2.22
FHLMC stock	20,756	557	5.37	22,013	564	5.12
Total investment in securities	118,222	2,176	3.68	111,562	1,982	3.55
FHLB stock	2,625	20	1.52	5,485	68	2.48
Federal funds sold and demand deposits	4,774	1	0.04	11,483	69	1.20
Total interest-earning assets	209,903	5,400	5.15%	204,392	5,102	4.99%
NONINTEREST-EARNING ASSETS
Other assets	7,484			7,773
Allowance for loan losses	(597)			483
Total assets	$216,789			$ 212,648

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 9,256	$ 64	1.38%	$ 6,136	$ 54	1.77%
Savings deposits	34,664	240	1.38	32,422	291	1.80
Time deposits	98,400	1,368	2.78	79,365	1,277	3.22
Total interest-bearing deposits	142,320	1,672	2.35	117,923	1,622	2.75
Borrowings	40,045	1,134	5.66	59,218	1,599	5.40
Total interest-bearing liabilities	182,365	2,806	3.08%	177,141	3,221	3.64%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	796			725
Other liabilities	3,696			2,408
Shareholders' equity	29,932			32,374
Total liabilities and shareholders' equity	$216,789			$ 212,648
Net interest income and margin		$ 2,594	2.47%		$ 1,881	1.84%
Net interest-earning assets and spread	$ 27,538		2.07%	$ 27,251		1.36%
Cost of funding interest-earning assets			2.67%			3.15%

PROVISION FOR LOAN LOSSES

The Company provided $19,000 for losses in the second quarter of 2004, up from 14,000 for the first quarter of 2004, and down from $56,000 in the second quarter of 2003.  Net charge-offs totaled $3,000 for the second quarter of 2004, compared to $21,000 in the first quarter of 2004.  There were no charge-offs in the second quarter of 2003.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME

Non-interest income before securities transactions was down $6,000, or 19%, for the second quarter of 2004 and $5,000, or 10%, for the six months ended June 30, 2004 compared to the same time periods of 2003.  The major categories of non-interest income for the three and six months ended June 30, 2004 and 2003 are presented in Table 13.

TABLE 13. NON-INTEREST INCOME
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2004	June 30, 2003	Percentage Increase (Decrease)	June 30, 2004	June 30, 2003	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 5	$ 4	25%	$ 10	$ 8	25%
ATM fees	3	1	200	5	3	67
Early closing penalties	1	1	-	2	3	(33)
Income from real estate held for investment	12	12	-	24	24	-
Miscellaneous	5	14	(a)	6	14	(a)
Total noninterest income before securities transactions	26	32	(19)	47	52	(10)
Securities transactions	(143)	249	(157)	(143)	822	(117)
Total noninterest income	$ (117)	$ 281	-142%	$ (96)	$ 874	-111%
(a) Not meaningful

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2004 totaled $1.1 million, a $6,000 (1%) decrease from the second quarter of 2003.  For the six month period ended June 30, 2004, non-interest expense was $2.3 million, an $8,000 increase over the same time period of 2003.  Non-interest expense for the three and six months ended June 30, 2004 and 2003 are presented in Table 14 below.

Personnel costs, which represent the largest component of noninterest expense, decreased $41,000, or 6%, in the second quarter of 2004 compared to the second quarter of 2003, and $75,000, or 5% over the six month period ended June 30, 2003 compared to the prior year.  This reduced expense was primarily the result of a reduced bonus accrual.

TABLE 14. NON-INTEREST EXPENSE
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2004	June 30, 2003	Percentage Increase (Decrease)	June 30, 2004	June 30, 2003	Percentage Increase (Decrease)
Employee compensation	$ 450	$ 487	-8%	$ 937	$ 999	-6%
Employee benefits	193	197	(2)	387	400	(3)
Total personnel expense	643	684	(6)	1,324	1,399	(5)
Net occupancy expense	102	105	(3)	198	210	(6)
Ad Valorem taxes	135	127	6	268	252	6
Data processing costs	50	33	52	108	62	74
Advertising	30	19	58	62	44	41
ATM expenses	12	10	20	23	22	5
Professional fees	35	40	(13)	57	54	6
Deposit insurance and supervisory fees	28	26	8	56	53	6
Printing and office supplies	27	24	13	45	43	5
Telephone	23	26	(12)	42	46	(9)
Other operating expenses	35	32	9	80	70	14
Total noninterest expense	1,120	$ 1,126	-1%	$ 2,263	$ 2,255	0%
Efficiency Ratio	82.05%	123.60%		85.69%	116.66%

Data processing costs increased $17,000, or 52%, to $50,000 for the first quarter of 2004 compared to the same period for 2003. For the six month period ended June 30, 2004, data  processing expenses were $108,000, up $46,000, or 74%, from the same period in 2003.  During the first quarter of 2004, Guaranty introduced an internet banking product.  In connection with the set up of this new service, the Company incurred a one-time charge of $18,000.  The remainder of the increase was due to higher outside data processing expenses related to added services.

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

Part II - Other Information

Item 1 - Legal Proceedings

There are no matters required to be reported under this item.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased) [1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (April 1, 2004 - April 30, 2004)	10	19.70	-	-
Month 2 (May 1, 2004 - May 31, 2004)	500	19.64	-	-
Month 3 (June 1, 2004 - June 30, 2004)	-	-	-	-
Total	510	$ 19.44	-	-
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

On a Form 8-K dated July 19, 2004, the registrant reported under item 12 the release of its financial results for the quarter ended June 30, 2004.  The news release covering the financial results was filed as an exhibit under item 7(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date:	August 16, 2004	By:	/s/ Donald C. Scott
Donald C. Scott Chairman of the Board, President and Chief Executive Officer
Date:	August 16, 2004	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer