Form 10-Q
period 2004-09-30
GS FINANCIAL CORP
filed 2004-11-15
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2004
Common Stock, par value $.01 per share	1,290,738 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
($ in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and Cash Equivalents
Cash & Due from Depository Institutions	$ 1,286	$ 1,899
Interest-Bearing Deposits in Other Banks	13,736	4,507
Federal Funds Sold	1,476	4,965
Total Cash and Cash Equivalents	16,498	11,371

Securities Available-for-Sale, at Fair Value	95,269	119,271
Loans, Net	89,002	77,367
Accrued Interest Receivable	578	547
Premises & Equipment	2,507	2,591
Stock in Federal Home Loan Bank, at Cost	2,430	2,726
Foreclosed Assets	-	52
Real Estate Held-for-Investment	498	511
Other Assets	409	278
Total Assets	$ 207,191	$ 214,714

LIABILITIES
Deposits
Noninterest-bearing	$ 1,000	$ 1,155
Interest-bearing	134,481	140,953
Total Deposits	135,481	142,108

Advance Payments by Borrowers for Taxes and Insurance	309	$ 312
FHLB Advances	41,589	42,135
Other Liabilities	887	851
Total Liabilities	178,266	185,406

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value
Authorized - 5,000,000 shares
Issued - 0 shares	-	-
Common Stock - $.01Par Value
Authorized - 20,000,000 shares, Issued - 3,438,500 shares
Outstanding - 1,291,238 shares	34	34
Additional Paid in Capital	34,422	34,231
Unearned ESOP Stock	(591)	(802)
Unearned RRP Trust Stock	(1,039)	(1,059)
Treasury Stock, at Cost	(32,047)	(31,804)
Retained Earnings	28,644	28,553
Accumulated Other Comprehensive (Loss) Income	(498)	155
Total Stockholders' Equity	28,925	29,308
Total Liabilities & Stockholders' Equity	$ 207,191	$ 214,714
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands, except per share data)	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$ 1,671	$ 1,427	$ 4,874	$ 4,410
Investment Securities	1,111	852	3,287	2,902
Other Interest Income	11	36	32	105
Total Interest Income	2,793	2,315	8,193	7,417

INTEREST EXPENSE
Deposits	794	862	2,466	2,484
FHLB Advances	539	640	1,673	2,239
Total Interest Expense	1,333	1,502	4,139	4,723

NET INTEREST INCOME	1,460	813	4,054	2,694
PROVISION FOR LOAN LOSSES	-	41	33	97
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,460	772	4,021	2,597

NON-INTEREST EXPENSE
Salaries and Employee Benefits	664	614	1,988	2,013
Occupancy Expense	111	86	319	312
Other Expenses	355	479	1,086	1,109
Total Non-Interest Expense	1,129	1,179	3,392	3,434
NET INCOME (LOSS) BEFORE NON-INTEREST INCOME AND INCOME TAXES	331	(407)	629	(837)

NON-INTEREST INCOME
(Loss) Gain on Sale of Investments	(73)	553	(216)	1,375
Other Income	(12)	53	35	105
Total Non-Interest Income (Loss)	(85)	606	(181)	1,480

INCOME BEFORE INCOME TAX EXPENSE	246	199	448	643
INCOME TAX EXPENSE	6	49	3	112
NET INCOME	$ 240	$ 150	$ 445	$ 531

EARNINGS PER SHARE
Basic	$ 0.21	$ 0.13	$ 0.38	$ 0.44
Diluted	$ 0.20	$ 0.13	$ 0.38	$ 0.43
CASH DIVIDENDS PER SHARE	$ 0.10	$ 0.10	$ 0.30	$ 0.30
The accompanying notes are an integral part of these financial statements.

#

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2002	$ 34	$ 34,040	$ (27,695)	$ (1,083)	$ (1,274)	$ 28,334	$ 2,028	$ 34,384
Comprehensive Income:
Net Income	-	-	-	-	-	531	-	531
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(1,474)	(1,474)
Total Comprehensive Income	-	-	-	-	-	531	(1,474)	(943)
Distribution of RRP Stock	-	-	-	-	-	-	-	-
ESOP Compensation Earned	-	263	-	211	-	-	-	474
Purchase of Treasury Stock	-	-	(3,739)	-	-	-	-	(3,739)
Cash Dividends Paid	-	-	-	-	-	(425)	-	(425)
Balances at September 30, 2003	$ 34	$ 34,303	$ (31,434)	$ (872)	$ (1,274)	$ 28,440	$ 554	$ 29,751

Balances At December 31, 2003	$ 34	$ 34,231	$ (31,804)	$ (802)	$ (1,059)	$ 28,553	$ 155	$ 29,308
Comprehensive Income:
Net Income	-	-	-	-	-	445	-	445
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(653)	(653)
Total Comprehensive Income	-	-	-	-	-	445	(653)	(208)
Distribution of RRP Stock	-	(5)	-	-	20	-	-	15
ESOP Compensation Earned		196	-	211	-	-	-	407
Purchase of Treasury Stock	-	-	(243)		-	-	-	(243)
Cash Dividends Paid	-	-	-	-	-	(354)	-	(354)
Balances at September 30, 2004	$ 34	$ 34,422	$ (32,047)	$ (591)	$ (1,039)	$ 28,644	$ (498)	$ 28,925
The accompanying notes are an integral part of these financial statements.

#

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
($ in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 445	$ 531
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities
Depreciation	106	107
Discount Accretion Net of Premium Amortized	(42)	(7)
Provision for Loan Losses	33	97
Non-Cash Dividend - FHLB	(31)	(96)
Net Loan Fees	-	2
Mutual Fund Dividends Reinvested	(1,019)	(1,006)
ESOP Shares Released	407	474
RRP Expense	83	-
Loss (Gain) on Sale of Investments	216	(1,375)
Loss (Gain) on Sale of Foreclosed Real Estate	34	-
Deferred Income Tax Provision	(145)	4
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accrued Interest Receivable	(31)	190
(Increase) Decrease in Prepaid Income Taxes	28	44
(Increase) in Other Assets	(159)	(70)
(Decrease) in Accrued Interest - FHLB Advances	(167)	525
Increase in Accrued Income Tax	-	(4)
Increase in Other Liabilities	612	(104)
Net Cash Provided by (Used in) Operating Activities	370	(688)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	7,975	60,167
Proceeds from Sales of Investment Securities	10,921	8,299
Purchases of Investment Securities	(11,941)	(36,582)
Redemption (Investment) in Mutual Funds, Net	16,907	(31,861)
Loan Originations and Principal Collections, Net	(12,012)	2,314
Purchases of Premises and Equipment	(9)	(37)
Proceeds from Sales of Foreclosed Real Estate	385	-
Proceeds from Sale of FHLB Stock	327	-
Investment in Foreclosed Real Estate	(23)	-
Net Cash Provided by Investing Activities	12,530	2,300

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(243)	(3,739)
Decrease in Advances from Federal Home Loan Bank	(546)	(22,459)
Payment of Cash Stock Dividends	(354)	(425)
Net (Decrease) Increase in Deposits	(6,627)	29,705
Decrease in Deposits for Escrows	(3)	(97)
Net Cash (Used In) Provided by Financing Activities	(7,773)	2,985
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,127	4,597
CASH AND CASH EQUIVALENTS - Beginning of Period	11,371	13,352
CASH AND CASH EQUIVALENTS - End of Period	$ 16,498	$ 17,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	4,306	4,827
Income Taxes	120	68
Loans Transferred to Foreclosed Real Estate During the Period	344	-
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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  These unaudited financial statements should be read in conjunction with the Company’s 2003 annual report of Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands, except per share data)	2004	2003	2004	2003
Numerator:
Net Income	$ 240	$ 150	$ 445	$ 531
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$ 240	$ 150	$ 445	$ 531
Denominator
Weighted-Average Shares Outstanding	1,152,393	1,155,595	1,156,409	1,212,703
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	25,302	17,920	29,097	18,509
Denominator for Diluted Earnings Per Share	1,177,695	1,173,515	1,185,506	1,231,212
Earnings Per Share
Basic	$ 0.21	$ 0.13	$ 0.38	$ 0.44
Diluted	0.20	0.13	0.38	0.43
Cash Dividends Per Share	$ 0.10	$ 0.10	$ 0.30	$ 0.30

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (ESOP) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan is secured by those shares not yet allocated to plan participants.  At September 30, 2004, there were 80,187 unallocated shares and the balance of the loan was $783,000.  The Association bears the cost of the ESOP as compensation expense, which is based on the principal and interest payments on the corresponding debt as well as the market value of the stock.  Compensation expense related to the ESOP was $118,000 and $368,000 for the three and nine month periods ended September 30, 2004, compared to $134,000 and $402,000 for the same time periods ended September 30, 2003.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation.  As provided for in SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense.  Because all of the options that have been granted have vested prior to 2003, net income and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 would not have been affected if the Company had applied the fair value recognition provisions of SFAS No. 123, to measure and recognize stock based compensation expense.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (RRP) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of September 30, 2004, of the 125,028 shares awarded, 4,858 shares have been forfeited due to termination of employment or service as a director and 79,230 had been earned and issued.  Compensation expense related to the RRP was $34,000 and $82,000 for the three months and nine months ended September 30, 2004 and $37,000 and $111,000 for the same time periods in 2003.

#

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	Three Months Ended			Nine Months Ended
($ in thousands, except per share data)	September 30, 2004	June 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
SUMMARY OF INCOME
Interest Income	$ 2,793	$ 2,717	$ 2,315	$ 8,193	$ 7,417
Interest Expense	1,333	1,378	1,502	4,139	4,723
Net Interest Income	1,460	1,339	813	4,054	2,694
Provision for Loan Losses	-	19	41	33	97
Net Interest Income After Provision for Loan Losses	1,460	1,320	772	4,021	2,597
Non-Interest Income	(85)	(117)	606	(181)	1,480
Non-Interest Expense	1,129	1,120	1,179	3,392	3,434
Net Income Before Taxes	246	83	199	448	643
Income Tax Expense	6	(11)	49	3	112
Net Income	240	94	150	445	531
SELECTED BALANCE SHEET DATA
Total Assets	$ 207,191	$ 209,496	$ 212,193
Loans Receivable, Net	89,002	87,074	75,921
Investment Securities	95,269	110,194	86,468
Deposit Accounts	135,481	141,774	136,822
Borrowings	41,589	38,464	43,933
Equity	28,925	28,394	29,751
SELECTED AVERAGE BALANCES
Total Assets	$ 207,193	$ 216,234	$ 213,274	$ 213,590	$ 212,961
Loans Receivable, Net	87,975	86,929	75,725	85,513	75,793
Investment Securities	107,502	116,340	113,192	107,570	107,878
Deposit Accounts	137,922	143,367	132,579	141,385	125,687
Borrowings	38,521	39,122	45,306	39,537	51,104
Equity	27,805	30,496	28,263	29,223	31,145
KEY RATIOS
Return on average assets	0.46%	0.17%	0.28%	0.28%	0.33%
Return on average shareholders' equity	3.45%	1.23%	2.12%	2.03%	2.27%
Net Interest Margin	2.91%	2.55%	1.59%	2.72%	1.75%
Average loans to average deposits	63.79%	60.63%	57.12%	60.48%	60.30%
Interest-earning assets to interest-bearing liabilities	114.41%	115.62%	115.69%	110.16%	116.30%
Efficiency ratio	77.97%	82.05%	136.14%	82.95%	122.69%
Non-interest expense to average assets	2.18%	2.07%	2.21%	2.12%	2.15%
Allowance for loan losses to total loans	0.68%	0.70%	0.70%
Stockholders equity to total assets	13.96%	13.55%	14.02%
COMMON SHARE DATA
Earnings Per Share
Basic	$ 0.21	$ 0.08	$ 0.13	$ 0.38	$ 0.44
Diluted	0.20	$ 0.08	0.13	0.38	0.43
Dividends Paid Per Share	0.10	$ 0.10	0.10	0.30	0.30
Dividend Payout Ratio	48.02%	123.06%	77.04%	77.96%	68.51%
Book Value Per Share	$ 22.40	$ 21.87	$ 22.47
Average Shares Outstanding
Basic	1,152,393	1,156,784	1,155,595	1,156,409	1,212,703
Diluted	1,177,695	1,187,609	1,173,515	1,185,506	1,231,212

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the third quarters of 2004 and 2003 and during the nine-month periods through September 30 in each year.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings and Homestead Association (“Guaranty” or the “Association”).  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2003 annual report on Form 10-K.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans increased $11.6 million, or 14.9%, from year-end 2003 to the end the third quarter of 2004.  Average loans for the third quarter of 2004 were $88 million, up $12.3 million (16.2%) compared to the third quarter of 2003.  Year-to-date average loans at September 30, 2004 totaled $85.5 million, up $9.7 million (12.8%) from the same time period in 2003.  Table 1, which is based on regulatory reporting codes, shows loan balances at September 30, 2004 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2004			2003
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Real estate loans - residential	$ 45,963	$ 44,896	$ 44,888	$ 44,021	$ 45,576
Real estate loans - commercial and other	33,769	34,293	33,416	26,460	25,335
Real estate loans - construction	6,292	5,590	5,641	4,709	3,822
Consumer loans	598	538	496	513	599
Commercial business loans	2,983	2,359	1,666	2,257	1,161
Total Loans	$ 89,605	$ 87,676	$ 86,107	$ 77,960	$ 76,493
Average Loans During Period	$ 87,975	$ 86,929	$ 81,636	$ 76,956	$ 75,725

Throughout 2003 and continuing into 2004, the commercial real estate loan portfolio, including multi-family and retail property, has shown significant growth.  The Company continues to develop significant new business in the growing commercial market, while not, in management’s view, incurring an excessive amount of risk to the overall portfolio.  Commercial real estate loans, were up 27.6%, or $7.3 million, at September 30, 2004, compared to year-end 2003, and have grown 33.3%, or $8.4 million, from the end of the year earlier quarter.

The above increases in lending on commercial real estate reflects a shift in the Company’s emphasis over the past few years from its more traditional residential mortgage lending activities.  As such, loans secured by residential real estate at September 30, 2004 were up only $1.9 million, or 4.4%, from December 31, 2003 and $387,000, or .8%, from September 30, 2003.  Management expects this trend of increased commercial loan activity to continue through the end of 2004.  Moderate growth is expected to continue for the residential mortgage loan portfolio for the fourth quarter.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At September 30, 2004, the allowance for loan losses was $610,000, or .68%, of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2004			2003
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning Balance	$ 610	$ 594	$ 601	$ 580	$ 539
Provision for Losses	-	19	14	21	41
Loans Charged Off	-	(3)	(21)	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$ 610	$ 610	$ 594	$ 601	$ 580
Ratios
Charge-offs to average loans	0.00%	0.00%	0.03%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	66.67%	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	707.14%	n/a	n/a
Allowance for loan losses to ending loans	0.68%	0.70%	0.69%	0.77%	0.76%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at September 30, 2004 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on nonaccrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at any of the five quarter ends.

TABLE 3. DELINQUENT LOANS
	2004			2003
($ in thousands)	September 30	June 30	March 31	December 31	September 30
30-89 Days	$ 5,588	$ 6,255	$ 5,714	$ 5,345	$ 3,708
90+ Days	2,207	759	770	930	1,239
Total	$ 7,795	$ 7,014	$ 6,484	$ 6,275	$ 4,947
Ratios
Loans delinquent 90 days to total loans	2.46%	0.87%	0.89%	1.19%	1.62%
Total delinquent loans to total loans	8.70%	8.00%	7.53%	8.05%	6.47%
Allowance for loan losses to 90 day delinquent loans	27.64%	80.37%	77.14%	64.62%	46.81%
Allowance for loan losses to total delinquent loans	7.83%	8.70%	9.16%	9.58%	11.72%

TABLE 4. NONPERFORMING ASSETS
	2004			2003
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Loans accounted for on a nonaccrual basis	$ 2,207	$ 759	$ 770	$ 930	$ 1,239
Foreclosed assets	-	417	52	52	-
Total nonperforming assets	$ 2,207	$ 1,176	$ 822	$ 982	$ 1,239
Ratios
Nonperforming assets to loans plus foreclosed assets	2.46%	1.33%	0.95%	1.26%	1.62%
Nonperforming assets to total assets	1.07%	0.56%	0.38%	0.46%	0.66%
Allowance for loan losses to nonperforming assets	27.64%	51.87%	72.26%	61.20%	46.81%

INVESTMENT IN SECURITIES

At September 30, 2004, total securities were $95.3 million, compared to $119.3 million at December 31, 2003 and $108.8 million at September 30, 2003.  The composition of the portfolio has shifted somewhat during the first nine months of 2004, with mutual fund investments making up 51.5% of the portfolio at September 30, 2004 compared to 54.8% at year-end 2003 and 59.5% at September 30, 2003.  At September 30, 2004, collateralized mortgage obligations made up 27.1% of the portfolio, compared to 27.2% at December 31, 2003 and 20.1% at the end of the third quarter of 2003.  Table 5 shows the composition of the Company’s investment portfolio at September 30, 2004, December 31, 2003, and September 30, 2003.

Management expects the investment portfolio mix to remain essentially unchanged throughout the remainder of 2004.  Proceeds from interest, dividends and principal repayments that are not needed to fund new loan commitments and deposit runoff will be reinvested in similar securities.

At September 30, 2004, the net unrealized losses on the Company’s entire portfolio was $750,000, or .78% of amortized cost, compared to net unrealized gains of $234,000, or .2% of amortized cost at December 31, 2003.  These losses sustained during the year were primarily on the Company’s investment in FHLMC stock.  Management believes that these losses are temporary in nature and has no plans of divesting in the foreseeable future as these investments are paying dividends that have a tax-equivalent yield of approximately 7.95%.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	September 30, 2004		December 31, 2003		September 30, 2003
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury securities	$ 800	$ 844	$ 801	$ 881	$ 801	$ 896
Mortgage Backed Securities	224	240	339	362	429	456
Collateralized Mortgage Obligations	25,433	25,814	32,220	32,486	21,727	21,920
Mutual funds	49,717	49,094	65,831	65,371	65,202	64,744
FHLMC Stock	19,846	19,277	19,846	20,171	19,846	20,828
Total Investments	$ 96,020	$ 95,269	$ 119,037	$ 119,271	$ 108,005	$ 108,844

DEPOSITS

Deposit pricing strategies implemented during the second quarter of 2004 helped stem the growth rate of customer deposit accounts.  At September 30, 2004, deposits were 4.7%, or $6.6 million, below the level at December 31, 2003.  Average deposits totaled $137.9 million in the third quarter of 2004, a $5.4 million (3.8%) decrease from the second quarter of 2004 and a $5.3 million (4%) increase from the third quarter of 2003.  Management expects that the current pricing strategy combined with an increase in market interest rates, may cause the level of deposits to decline throughout the remainder of 2004.

Table 6 presents the composition of average deposits for the quarters ended September 30, 2004, June 30, 2004 and September 30, 2003.

TABLE 6. DEPOSIT COMPOSITION
	Third Quarter 2004		Second Quarter 2004		Third Quarter 2003
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 861	0.6%	$ 799	0.6%	$ 664	0.5%
NOW account deposits	8,793	6.4	9,140	6.4	7,602	5.7
Savings deposits	34,442	25.0	34,475	24.0	33,868	25.5
Time deposits	93,826	68.0	98,953	69.0	90,445	68.3
Total	$ 137,922	100.0%	$ 143,367	100.0%	$ 132,579	100.0%

BORROWINGS

At September 30, 2004, the Company’s borrowings from the Federal Home Loan Bank decreased $546,000, or 1.3%, from December 31, 2003 and decreased $2.3 million, or 5.3%, from September 30, 2003.  Average advances for the third quarter of 2004 were $38.5 million, down $601,000, or 1.5%, from the second quarter of 2004 and down $6.8 million, or 15%, from the prior year’s third quarter.  The decreases were due to regularly scheduled principal payments that were not fully offset by new borrowings because of the Company’s current liquidity position.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

At September 30, 2004, stockholders’ equity totaled $28.9 million, compared to $29.3 million at the end of 2003.  The primary cause for this decrease was $653,000 in unrealized losses on investment securities available-for-sale, net of related deferred income taxes.  Earnings of $445,000 and stock based compensation costs of $407,000 were partially offset by dividends of $354,000 and stock repurchases of $243,000.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	13,542	243	17.94
Total Stock Repurchases	2,147,262	$ 32,047	$ 14.92

The ratios in Table 8 indicate that the Association remained well capitalized at September 30, 2004.   The growth in the Association’s loan portfolio was offset by the decreases in the investment portfolio.  Combined, the Association’s  risk-weighted assets increased $2.6 million since year-end 2003.  The regulatory capital ratios of Guaranty Savings and Homestead Association exceed the minimum required ratios, and the Association has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2004	2003
($ in thousands)	September 30	December 31	September 30
Tier 1 regulatory capital	$ 26,250	$ 26,800	$ 25,657
Tier 2 regulatory capital	610	601	580
Total regulatory capital	$ 26,860	$ 27,401	$ 26,237
Adjusted total assets	$ 205,169	$ 213,199	$ 209,679
Risk-weighted assets	$ 99,067	$ 96,456	$ 94,015
Ratios
Tier 1 capital to total assets	12.79%	12.57%	12.24%
Tier 1 capital to risk-weighted assets	26.50%	27.78%	27.29%
Total capital to risk-weighted assets	27.11%	28.41%	27.91%
Shareholders' equity to total assets	13.96%	13.65%	14.09%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the third quarter of 2004.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible outright sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2004 and 2003.  While the Company reported net income of $445,000 for the nine months ended September 30, 2004, there was a net cash increase of only $370,000 from operations.  This was primarily due to $1.0 million in dividends on mutual fund investments reinvested in principal that were not fully offset by other operating income amounts.

Table 9 illustrates some of the factors that the Company uses to measure liquidity.  After increasing significantly throughout 2003, the Company’s liquidity position has declined during the first nine months of 2004, primarily reflecting the  increase in lending activity  and the effects of a discipline pricing strategy on customer deposits as discussed earlier.  Management feels that this developing trend will continue and liquidity will return to more normal levels with increased economic activity, higher interest rates, and the strengthening of the capital markets.

TABLE 9. KEY LIQUIDITY INDICATORS
	2004	2003
($ in thousands)	September 30	December 31	September 30
Cash and cash equivalents	$ 16,498	$ 11,371	$ 17,949
Total loans	89,605	77,960	76,493
Total deposits	135,481	142,108	136,822
Deposits $100,000 and over	23,480	27,235	25,109
Ratios
Total loans to total deposits	66.14%	54.86%	55.91%
Deposits $100,000 and over to total deposits	17.33%	19.17%	18.35%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the third quarter of 2004 increased $647,000, or 79.6%, from the third quarter of 2003, even though average earning assets decreased 2.2% between these periods.  Third quarter net interest income for 2004 was also up $121,000, or 9%, on earning assets that were down 4.37% compared with the second quarter of 2004.

Based on internal interest rate risk models and balance sheet gap analysis, the Company is significantly asset sensitive in the short term (3 month) horizon; indicating that it would experience some improvement in its interest margin in a rising rate environment, holding other factors constant.  Rates on earning assets increased slightly during the third quarter of 2004.  As a result, Guaranty was able to add 36 basis points to the margin, raising it to 2.91% compared to the second quarter of 2004, and 132 basis points higher than that of the year-earlier quarter.  Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the second quarter of 2004 and third  quarter of 2003.

The increases in net interest income during the third quarter of 2004 over the second quarter of 2004 and the third quarter of 2003 were due in large part to the Company’s  increased volume of loans.  The Company’s average investment in loans, which traditionally carry a higher yield than other investment opportunities, was 44% of total interest-earning assets for the third quarter of 2004, compared to 41% for the second quarter of 2004 and 37% for the third quarter of 2003.  The increase in outstanding loans accounted for increases in interest income of $20,000 over the second quarter of 2004 and 233,000 over the third quarter of 2003.  In addition, an increase in yields earned on these investments added an additional $11,000 over the previous quarter and year earlier quarter.

In addition to increased loan activity, the Company’ investments in collateralized mortgage obligations contributed to the increase in interest income for the third quarter of 2004 over the second quarter of 2004 and the third quarter of 2003.  The Company’s average investment in this area increased $6.7 million over the second quarter of 2004 and $25.8 million over the same quarter of last year, contributing an additional $89,000 and $346,000 to income in each respective period.

The average cost on interest bearing deposits increased slightly to 2.32% for the third quarter of 2004, from 2.31% in the second quarter of 2004.  This was a decrease from 2.61% in the third quarter of 2003.  These changes in rates accounted for a $7,000 increase in interest expense from the second quarter of 2004 and a $98,000 decrease from the third quarter of 2003.  Management expects both the cost and volume of customer deposits to decrease through the end of 2003.

Average borrowings were down $601,000 for the third quarter of 2004 compared to the second quarter of 2004, and $6.8 million compared to the third quarter of 2003.  These decreases in the average balances accounted for $8,000 and $95,000 in reduced interest expenses for each respective time frame.

Net interest income for the first nine months of 2004 increased $1.4 million, or 50.4%, from the first nine months of  2003 on earning assets that were $6.3 million (3.09%) lower.  Table 12 shows the components of the Company’s net interest margin for the first nine months of  2004 and 2003.  The net interest margin was 2.72% for the 2004 period  and 1.75% for the prior year’s period.  The yield on average earning assets increased 68 basis points and the total interest cost of funding earning assets decreased 52 basis points compared to the first nine months of 2003.  The same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2004 were also evident for the year-to-date period.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Third Quarter 2004			Second Quarter 2004			Third Quarter 2003
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 87,975	$ 1,671	7.60%	$ 86,929	$ 1,640	7.55%	$ 75,725	$ 1,427	7.54%
U.S. Treasury securities	853	14	6.57	876	15	6.85	904	14	6.19
Mortgage-backed securities	234	4	6.84	281	5	7.12	456	9	7.89
Collateralized mortgage obligations	37,259	499	5.36	30,595	412	5.39	11,455	141	4.92
Mutual funds	50,120	316	2.52	63,354	356	2.25	81,497	410	2.01
FHLMC stock	19,036	278	5.84	21,234	279	5.26	18,880	278	5.89
Total investment in securities	107,502	1,111	4.13	116,340	1,067	3.67	113,192	852	3.01
FHLB stock	2,420	11	1.82	2,518	10	1.59	5,572	28	2.01
Federal funds sold and demand deposits	2,989	-	-	4,275	-	-	10,539	8	0.30
Total interest-earning assets	200,886	2,793	5.56%	210,062	2,717	5.17%	205,028	2,315	4.52%
NONINTEREST-EARNING ASSETS
Other assets	6,917			6,765			8,898
Allowance for loan losses	(610)			(593)			(652)
Total assets	$ 207,193			$ 216,234			$ 213,274

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 8,793	$ 28	1.27%	$ 9,140	$ 29	1.27%	$ 7,602	$ 33	1.73%
Savings deposits	34,442	108	1.25	34,475	110	1.28	33,868	147	1.73
Time deposits	93,826	658	2.81	98,953	685	2.77	90,445	682	3.02
Total interest-bearing deposits	137,061	794	2.32	142,568	824	2.31	131,915	862	2.61
Borrowings	38,521	539	5.60	39,122	554	5.66	45,306	640	5.65
Total interest-bearing liabilities	175,582	1,333	3.04%	181,690	1,378	3.03%	177,221	1,502	3.39%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	861			799			664
Other liabilities	2,945			3,249			7,126
Shareholders' equity	27,805			30,496			28,263
Total liabilities and shareholders' equity	$ 207,193			$ 216,234			$ 213,274
Net interest income and margin		$ 1,460	2.91%		$ 1,339	2.55%		$ 813	1.59%
Net interest-earning assets and spread	$ 25,304		2.52%	$ 28,372		2.14%	$ 27,807		1.13%
Cost of funding interest-earning assets			2.65%			2.62%			2.93%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST INCOME
	Third Quarter 2004 Compared to:
	Second Quarter of 2004			Third Quarter of 2003
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$ 20	$ 11	$ 31	$ 233	$ 11	$ 244
U.S. Treasury securities	-	(1)	(1)	(1)	1	-
Mortgage-backed securities	(1)	-	(1)	(4)	(1)	(5)
Collateralized mortgage obligations	89	(2)	87	346	12	358
Mutual funds	(83)	43	(40)	(198)	104	(94)
FHLMC stock	(32)	31	(1)	2	(2)	-
Total investment in securities	(27)	71	44	145	114	259
FHLB stock	-	1	1	(14)	(3)	(17)
Federal funds sold and demand deposits	-	-	-	-	(8)	(8)
Total interest income	(7)	83	76	364	114	478

INTEREST EXPENSE
NOW account deposits	(1)	-	(1)	4	(9)	(5)
Savings deposits	-	(2)	(2)	2	(41)	(39)
Time deposits	(36)	9	(27)	24	(48)	(24)
Total interest-bearing deposits	(37)	7	(30)	30	(98)	(68)
Borrowings	(8)	(7)	(15)	(95)	(6)	(101)
Total interest expense	(45)	-	(45)	(65)	(104)	(169)
Change in net interest income	$ 38	$ 83	$ 121	$ 429	$ 218	$ 647

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Nine Months Ended September 30,2004			Nine Months Ended September 30, 2003
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 85,513	$ 4,874	7.60%	$ 75,793	$ 4,410	7.76%
U.S. Treasury securities	870	43	6.59	908	43	6.31
Mortgage-backed securities	282	15	7.09	478	28	7.81
Collateralized mortgage obligations	33,250	1,345	5.39	21,697	888	5.46
Mutual funds	60,063	1,049	2.33	63,683	1,101	2.31
FHLMC stock	13,105	835	8.50	21,112	842	5.32
Total investment in securities	107,570	3,287	4.07	107,878	2,902	3.59
FHLB stock	2,557	31	1.62	5,530	96	2.31
Federal funds sold and demand deposits	2,754	1	0.05	15,509	9	0.08
Total interest-earning assets	198,394	8,193	5.51%	204,710	7,417	4.83%
NONINTEREST-EARNING ASSETS
Other assets	15,798			8,791
Allowance for loan losses	(601)			(540)
Total assets	$ 213,590			$ 212,961

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 9,102	$ 92	1.35%	$ 6,869	$ 87	1.69%
Savings deposits	34,590	348	1.34	33,127	438	1.76
Time deposits	96,875	2,026	2.79	84,923	1,959	3.08
Total interest-bearing deposits	140,567	2,466	2.34	124,919	2,484	2.65
Borrowings	39,537	1,673	5.64	51,104	2,239	5.84
Total interest-bearing liabilities	180,104	4,139	3.06%	176,023	4,723	3.58%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	818			768
Other liabilities	3,446			5,025
Shareholders' equity	29,223			31,145
Total liabilities and shareholders' equity	$ 213,590			$ 212,961
Net interest income and margin		$ 4,054	2.72%		$ 2,694	1.75%
Net interest-earning assets and spread	$ 18,290		2.45%	$ 28,687		1.25%
Cost of funding interest-earning assets			2.78%			3.08%

PROVISION FOR LOAN LOSSES

The Company made no provision for losses in the third quarter of 2004, compared to $19,000 provided for in the second quarter of 2004, and $41,000 in the third quarter of 2003.  There were no charge-offs in the third quarter of 2004 compared to  $3,000 for the second quarter of 2004.  There were no charge-offs in the third quarter of 2003.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME

Non-interest income before securities transactions was down $65,000, or 123%, for the third quarter of 2004 and $70,000, or 67%, for the nine months ended September 30, 2004 compared to the same time periods of 2003.  The major categories of non-interest income for the three and six months ended September 30, 2004 and 2003 are presented in Table 13.

TABLE 13. NON-INTEREST INCOME
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2004	September 30, 2003	Percentage Increase (Decrease)	September 30, 2004	September 30, 2003	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 5	$ 5	0%	$ 15	$ 13	15%
ATM fees	3	2	50	8	5	60
Early closing penalties	2	2	-	4	5	(20)
Income from real estate held for investment	12	12	-	36	36	-
Gain (Loss on sales of foreclosed assets)	(34)	-	(a)	(34)	-	(a)
Miscellaneous	-	32	(100)	6	46	(87)
Total noninterest income before securities transactions	(12)	53	(123)	35	105	(67)
Securities transactions	(73)	553	(113)	(216)	1,375	(116)
Total noninterest income	$ (85)	$ 606	-114%	$ (181)	$ 1,480	-112%
(a) Not meaningful

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2004 totaled $1.1 million, a $50,000 (4%) decrease from the third quarter of 2003.  For the nine month period ended September 30, 2004, non-interest expense was $3.4 million, a $42,000 decrease over the same time period of 2003.  Non-interest expense for the three and nine months ended September 30, 2004 and 2003 are presented in Table 14 below.

Personnel costs, which represent the largest component of noninterest expense, decreased $39,000, or 6%, in the third quarter of 2004 compared to the third quarter of 2003, and $114,000, or 5% over the nine month period ended September 30, 2003 compared to the prior year.  This reduced expense was primarily the result of a reduced bonus accrual.

TABLE 14. NON-INTEREST EXPENSE
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2004	September 30, 2003	Percentage Increase (Decrease)	September 30, 2004	September 30, 2003	Percentage Increase (Decrease)
Employee compensation	$ 479	$ 504	-5%	$ 1,416	$ 1,503	-6%
Employee benefits	185	199	(7)	572	599	(5)
Total personnel expense	664	703	(6)	1,988	2,102	(5)
Net occupancy expense	106	97	9	304	307	(1)
Ad Valorem taxes	135	127	6	403	379	6
Data processing costs	50	41	22	158	103	53
Advertising	44	19	132	106	63	68
ATM expenses	12	11	9	35	33	6
Professional fees	18	24	(25)	75	78	(4)
Deposit insurance and supervisory fees	31	25	24	87	78	12
Printing and office supplies	17	18	(6)	62	61	2
Telephone	20	16	25	62	62	-
Other operating expenses	32	98	(67)	112	168	(33)
Total noninterest expense	1,129	$ 1,179	-4%	$ 3,392	$ 3,434	-1%
Efficiency Ratio	77.97%	136.14%		82.95%	122.69%
(a) Not meaningful

Data processing costs increased $9,000, or 22%, to $50,000 for the third quarter of 2004 compared to the same period for 2003. For the nine month period ended September 30, 2004, data  processing expenses were $158,000, up $55,000, or 53%, from the same period in 2003.  During the first quarter of 2004, Guaranty introduced an internet banking product.  In connection with the set up of this new service, the Company incurred a one-time charge of $18,000.  The remainder of the increase was due to higher outside data processing expenses related to additional services.

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

Part II - Other Information

Item 1 - Legal Proceedings

There are no matters required to be reported under this item.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased) [1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (July 1, 2004 - July 31, 2004)	-	-	-	-
Month 2 (August 1, 2004 - August 31, 2004)	6,732	18.07	-	-
Month 3 (September 1, 2004 - September 30, 2004)	-	-	-	-
Total	6,732	$ 18.07	-	-
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

On a Form 8-K dated October 20, 2004, the registrant reported under item 12 the release of its financial results for the quarter ended September 30, 2004.  The news release covering the financial results was filed as an exhibit under item 7(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date:	November 15, 2004	By:	/s/ Donald C. Scott
Donald C. Scott Chairman of the Board, President and Chief Executive Officer
Date:	November 15, 2004	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer