Form 10-K
period 2004-12-31
GS FINANCIAL CORP
filed 2005-03-30
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 (the last business day of GS Financial’s most recently completed second fiscal quarter) was approximately $17.8 million.

As of March 18, 2004, GS Financial Corp had 1,284,787 shares of common stock outstanding.

Documents Incorporated by Reference	Part of 10-K in which incorporated
Proxy Statement dated March 28, 2005 Annual Report to Shareholders for the year ended December 31, 2004	Part III Part I, Part II

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

•

Volatility in interest rates; and/or,

•

Other risks and uncertainties.

GS Financial undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Subsequent to the date hereof, readers should also review other documents that GS Financial files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

The Company, through the Association, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Association’s five offices.  The Association serves commercial, small business and retail customers, offering a variety of transaction and savings deposit products and secured loan products.  Guaranty offers very few unsecured loans and does not provide trust or investment management services.  As of December 31, 2004, the Association had assets of approximately $198.6 million and deposits of approximately $130.7 million.  As of December 31, 2004, the assets of the Association constituted virtually all of the assets of GS Financial.

COMPETITION

There is significant competition within the financial services industry in general as well as with respect to the particular financial services offered by the Company and the Association.  Within its market, the Association competes directly with other small community financial institutions as well as major banking institutions of larger size and greater resources and national “nonbank” competitors, including mortgage and finance companies.  Competition is based on a number of factors, including prices, interest rates, services, and availability of products.

The growth of electronic communication and commerce over the Internet influences the Company’s competitive environment in several ways.  Entities have been formed which deliver financial services and access to financial products and transactions exclusively through the Internet.  Internet-based services have been and are being developed that are designed to enhance the value of traditional financial products.  The Internet also has made it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products.  Guaranty operates a website to provide information about the Company and to market the Association’s products and services.  During 2004, the Association began offering online banking services and plans to expand these features in the future as part of its overall market strategy.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain tangible capital of 1.5 percent, core capital of 3 percent, and risk based capital of 8 percent.  Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill.  Tangible capital is essentially the same but does not include qualifying supervisory goodwill.  At December 31, 2004, the Association had no goodwill or other intangible assets which would be deducted in computing its tangible capital.  At December 31, 2004, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 13.42 percent, 13.42 percent and 27.99 percent respectively.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 25% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program  that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior Board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2004 Guaranty Savings was in compliance with the above restrictions.

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

Qualified Thrift Lender Test

The Qualified Thrift Lender (“QTL”) Test measures the Association’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets).  Generally, qualified thrift investments (“QTI’s”) are residential housing related assets.  The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI’s to qualify for tax treatment as a building and loan association.  At December 31, 2004, 74.68% of the Association’s assets were invested in QTI’s which was in excess of the 65% required to qualify the Association under the QTL test.

EMPLOYEES

At the end of 2004, the Company and the Association employed a total of 40 employees, all of which are on a full-time basis.  The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company’s web-site as soon as reasonably practicable after the Company files such reports with the SEC.  Copies can be obtained free of charge by link to the SEC’s web-site in the  “SEC Company Reports” section of the Company’s web-site at www.gsfinancialcorp.com.

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

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5:

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)

The Company’s stock is traded on The Nasdaq Stock Market under the symbol GSLA.  Shareholders of record, quarterly high and low sales prices of, and cash dividends declared on, GS Financial common stock are set forth in the Common Stock and Market Prices and Dividend  sections of the Annual Report to Shareholders for the year ended December 31, 2004, included in Exhibit 13.0 hereto and which is incorporated herein by reference.  Equity Compensation Plans information is incorporated herein by reference to Item 12 hereof.

a)

Not applicable.

b)

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased) [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (October 1, 2004 - October 31, 2004)	589	$ 18.60	-	-
Month 2 (November 1, 2004 – November 30, 2004)	3,300	18.50	-	-
Month 3 (December 1, 2004 – December 31, 2004)	-	-	-	-
Total	3,889	$ 18.52	-	-
[1] All purchases were made in open-market transactions.

Item 6:

SELECTED FINANCIAL DATA

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of GS Financial’s 2004 Annual Report to Shareholders and is hereby incorporated herein by reference.

Item 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of GS Financial’s 2004 Annual Report to Shareholders is hereby incorporated herein by reference.

Item 7A:QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and is incorporated herein by reference.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Auditors contained in GS Financial’s 2004 Annual Report to Shareholders are hereby incorporated herein by reference.

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

Item 9B.

OTHER INFORMATION

None.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Information on the directors, director nominees and executive officers of GS Financial included at pages 3 through 7 of GS Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 (the “Proxy Statement”) and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference.

Code of Ethics.  We have adopted a code of  conduct and ethics applicable to our directors and all employees. The text of this code of conduct and ethics may be found on our web site at www.gsfinancialcorp.com.  We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11.    EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included at page 7 and page 13 of the Proxy Statement is hereby incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein by Item 403 of Regulation S-K is incorporated by reference from pages 10 and 11 of the Registrant’s Proxy Statement.

Equity Compensation Plan Information.  The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2004.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans
Approved by Security Holders (1)	245,604	$ 17.18	68,774
Equity Compensation Plans Not
Approved by Security Holders	-	-	-
Total	245,604	$ 17.18	68,774

(1) Does not include 33,658 shares which are subject to restricted stock grants which had not yet vested as of December 31, 2004.  All such restricted stock grants were made under the Company's 1997 Recognition and Retention Plan which was approved by stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from page 14 of the Registrant’s Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from page 8 and page 9 of the Registrant’s Proxy Statement.

PART IV.

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)

The following consolidated financial statements of the Company and its subsidiary are included in Part II of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Income – Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2)

All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)

Exhibits

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3***	Early Retirement and Consulting Agreement by and among GS Financial Corp., Guaranty Savings and Homestead Association and Donald C. Scott Dated January 7, 2005
13.0	2004 Annual Report to Stockholders
14.0	Code of Conduct and Ethics
21.0	Subsidiaries of the Registrant - Information reported in Item 1
23.0	Consent of LaPorte, Sehrt, Romig & Hand
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

*

Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

**

Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269).

***

Incorporated herin by reference from the current report on Form 8-K, dated January 7, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(b)

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)

Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

By:	/s/ Ralph E. Weber
Ralph E. Weber Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ Donald C. Scott	Chairman of the Board and Director	March 28, 2005
Donald C. Scott
/s/ Ralph E. Weber	Interim President and Chief Executive Officer	March 28, 2005
Ralph E. Weber
/s/ Bruce A. Scott	Executive Vice President and Director	March 28, 2005
Bruce A. Scott
/s/ Jerry M. Sintes	Chief Financial Officer	March 28, 2005
Jerry M. Sintes
/s/ Edward J. Bourgeois	Director	March 28, 2005
Edward J. Bourgeois
/s/ Stephen L. Cory	Director	March 28, 2005
Stephen L. Cory
/s/ Bradford A. Glazer	Director	March 28, 2005
Bradford A. Glazer
/s/ Hayden W. Wren	Director	March 28, 2005
Hayden W. Wren, III
/s/ Albert J. Zahn, Jr.	Director	March 28, 2005
Albert J. Zahn, Jr.