Form 10-Q
period 2005-03-31
GS FINANCIAL CORP
filed 2005-05-16
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2005	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2005
Common Stock, par value $.01 per share	1,284,787 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	3/31/2005 (Unaudited)	12/31/2004 (Audited)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$ 1,925	$ 1,613
Interest-Bearing Deposits from Other Banks	5,575	3,761
Federal Funds Sold	1,475	1,650
Total Cash and Cash Equivalents	8,975	7,024
Securities Available-for-Sale, at Fair Value	85,546	94,557
Loans, Net	89,753	92,158
Accrued Interest Receivable	706	596
Premises & Equipment, Net	2,578	2,508
Stock in Federal Home Loan Bank, at Cost	2,467	2,445
Foreclosed Assets	-	-
Real Estate Held-for-Investment, Net	489	493
Other Assets	499	285
Total Assets	$ 191,013	$ 200,066

LIABILITIES
Deposits
Interest-Bearing Deposits	$ 123,027	$ 129,758
Noninterest-Bearing Deposits	645	965
Total Deposits	123,672	130,723
FHLB Advances	37,762	39,689
Other Liabilities	1,111	710
Total Liabilities	162,545	171,122

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$ -	$ -
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,485	34,425
Unearned ESOP Stock	(450)	(521)
Unearned RRP Trust Stock	(865)	(865)
Treasury Stock (2,153,713 Shares at March 31, 2005 and 2,150,720 Shares at December 31, 2004)	(32,180)	(32,119)
Retained Earnings	28,063	28,286
Accumulated Other Comprehensive Loss	(619)	(296)
Total Stockholders' Equity	28,468	28,944
Total Liabilities & Stockholders' Equity	$ 191,013	$ 200,066
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
($ in thousands, except per share data)	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$ 1,838	$ 1,563
Investment Securities	724	1,109
Other Interest Income	101	11
Total Interest and Dividend Income	$ 2,663	$ 2,683

INTEREST EXPENSE
Deposits	715	848
Advances from Federal Home Loan Bank	508	580
Interest Expense	1,223	1,428

NET INTEREST INCOME	1,440	1,255
PROVISION FOR LOAN LOSSES	-	14
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,440	1,241

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,070	681
Occupancy Expense	107	101
Ad Valorem Taxes	109	128
Other Expenses	231	233
Total Non-Interest Expense	1,517	1,143
NET (LOSS) INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	(77)	98

NON-INTEREST (LOSS) INCOME
Net (Loss) on Available-for-Sale Securities	(18)	-
Other Income	26	21
Total Non-Interest Income	8	21

INCOME (LOSS) BEFORE INCOME TAXES	(69)	119
INCOME TAX (BENEFIT) EXPENSE	30	8
NET (LOSS) INCOME	$ (99)	$ 111

(LOSS) EARNINGS PER SHARE
Basic	$ (0.09)	$ 0.10
Diluted	$ (0.08)	$ 0.09
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2003	$ 34	$ 34,231	$ (31,804)	$ (802)	$ (1,059)	$ 28,553	$ 155	$ 29,308
Comprehensive Income:
Net Income	-	-	-	-	-	111	-	111
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	1,069	1,069
Total Comprehensive Income	-	-	-	-	-	111	1,069	1,180
Distribution of RRP Stock	-	(5)	-	-	20	-	-	15
ESOP Compensation Earned	-	68	-	70	-	-	-	138
Purchase of Treasury Stock	-	-	(111)	-	-	-	-	(111)
Dividends Declared	-	-	-	-	-	(118)	-	(118)
Balances at March 31, 2004	$ 34	$ 34,294	$ (31,915)	$ (732)	$ (1,039)	$ 28,546	$ 1,224	$ 30,412

Balances At December 31, 2004	$ 34	$ 34,425	$ (32,119)	$ (521)	$ (865)	$ 28,286	$ (296)	$ 28,944
Comprehensive Income:
Net Income	-	-	-	-	-	(99)	-	(99)
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(323)	(323)
Total Comprehensive Income	-	-	-	-	-	(99)	(323)	(422)
Distribution of RRP Stock	-	-	-	-	-	-	-	-
ESOP Compensation Earned		60	-	71	-	-	-	131
Purchase of Treasury Stock	-	-	(61)	-	-	-	-	(61)
Dividends Declared	-	-	-	-	-	(124)	-	(124)
Balances at March 31, 2005	$ 34	$ 34,485	$ (32,180)	$ (450)	$ (865)	$ 28,063	$ (619)	$ 28,468
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
($ in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$ (99)	$ 111
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used In) Operating Activities
Depreciation	42	35
Discount Accretion Net of Premium Amortization	(20)	(12)
Provision for Loan Losses	-	14
Non-Cash Dividend - FHLB Stock	(22)	(10)
Net Loan Fees	1	-
Mutual Fund Dividends Reinvested	(168)	(365)
ESOP Shares Expense	131	138
RRP Expense	33	38
Loss on Disposal and Write-down of Property and Equipment	37	-
Loss on Sale of Investments	18	-
Deferred Income Tax Provision (Benefit)	73	(91)
Changes in Operating Assets and Liabilities
Increase in Accrued Interest Receivable	(110)	(38)
(Increase) Decrease in Prepaid Income Taxes	(87)	22
Increase in Other Assets	(32)	(68)
Decrease in Accrued Interest - FHLB Advances	(9)	(189)
Decrease in Accrued Income Tax	(65)	-
Increase in Other Liabilities	519	338
Net Cash Provided by (Used in) Operating Activities	242	(77)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	1,436	2,102
Proceeds from Sales of Investment Securities	19,331	-
Purchases of Investment Securities	(12,077)	-
Investment in Mutual Funds, Net	-	(811)
Loan Originations and Principal Collections, Net	2,404	(8,169)
Purchases of Premises and Equipment	(146)	-
Proceeds from Disposal of Property and Equipment	1	-
Net Cash Provided by (Used in) Investing Activities	10,949	(6,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(61)	(111)
Decrease in Advances from Federal Home Loan Bank	(1,927)	(1,823)
Payment of Cash Stock Dividends	(124)	(118)
(Decrease) Increase in Deposits	(7,051)	3,467
Decrease in Deposits for Escrows	(77)	(39)
Net Cash (Used In) Provided by Financing Activities	(9,240)	1,376
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,951	(5,579)
CASH AND CASH EQUIVALENTS - Beginning of Period	7,024	11,371
CASH AND CASH EQUIVALENTS - End of Period	$ 8,975	$ 5,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	1,214	1,617
Income Taxes	109	77
Loans Transferred to Foreclosed Real Estate During the Period	-	-
Market Value Adjustments for Gain on Securities Available-for-Sale	-	1,619
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of GS Financial Corp. (the “Company”) and its subsidiary, Guaranty Savings and Homestead Association (the “Association”).  All significant intercompany balances and transactions have been eliminated.  Certain financial information for prior periods has been reclassified to conform with the current presentation.

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  These unaudited financial statements should be read in conjunction with the Company’s 2004 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:

	Three Months Ended March 31
($ in thousands, except per share data)	2005	2004
Numerator:
Net (Loss) Income	$ (99)	$ 111
Effect of Dilutive Securities	-	-
Numerator for Diluted Earnings Per Share	$ (99)	$ 111
Denominator
Weighted-Average Shares Outstanding	1,182,616	1,160,093
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	19,251	29,845
Denominator for Diluted Earnings Per Share	1,201,867	1,189,938
(Loss) Earnings Per Share
Basic	$ (0.09)	$ 0.10
Diluted	(0.08)	0.09
Cash Dividends Per Share	$ 0.10	$ 0.10

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan is secured by those shares not yet allocated to plan participants.  At March 31, 2005, there were 52,054 unallocated shares and the balance of the loan was $609,000.  The Association bears the cost of the ESOP as compensation expense, which is based on the principal and interest payments on the corresponding debt as well as the market value of the stock.  Compensation expense related to the ESOP was $115,000 and $125,000 for the three month periods ended March 31, 2005 and 2004, respectively.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation.  As provided for in SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense.  Because all of the options that have been granted have vested prior to 2003, net income and earnings per share for the three month periods ended March 31, 2004 and 2003 would not have been affected if the Company had applied the fair value recognition provisions of SFAS No. 123, to measure and recognize stock based compensation expense.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of March 31, 2005 of the 125,028 shares awarded, 4,858 shares have been forfeited due to termination of employment or service as a director and 89,462 had been earned and issued.  Compensation expense related to the RRP was $33,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	Three Months Ended
($ in thousands, except per share data)	March 31, 2005	December 31, 2004	March 31, 2004
SUMMARY OF INCOME
Interest Income	$ 2,663	$ 2,796	$ 2,683
Interest Expense	1,223	1,297	1,428
Net Interest Income	1,440	1,499	1,255
Provision for Loan Losses	-	310	14
Net Interest Income After Provision for Loan Losses	1,440	1,189	1,241
Non-Interest Income	8	(510)	21
Non-Interest Expense	1,517	1,091	1,143
Net (Loss) Income Before Taxes	(69)	(412)	119
Income Tax Expense	30	(166)	8
Net Income (Loss)	(99)	(246)	111
SELECTED BALANCE SHEET DATA
Total Assets	$ 191,013	$ 200,066	$ 218,054
Loans Receivable, Net	89,753	92,158	85,522
Investment Securities	85,546	94,557	119,976
Deposit Accounts	123,672	130,723	145,575
Borrowings	37,762	39,689	40,312
Stockholders' Equity	28,468	28,944	30,412
SELECTED AVERAGE BALANCES
Total Assets	$ 194,939	$ 204,352	$ 217,343
Loans Receivable, Net	91,676	92,198	81,636
Investment Securities	82,594	95,152	120,102
Deposit Accounts	126,587	132,179	142,866
Borrowings	38,442	40,358	40,968
Equity	29,010	28,517	29,369
KEY RATIOS
Return on average assets	-0.20%	-0.48%	0.20%
Return on average shareholders' equity	-1.37%	-3.45%	1.51%
Net Interest Margin	3.03%	3.03%	2.39%
Average loans to average deposits	72.42%	69.75%	57.14%
Average Interest-earning assets to interest-bearing liabilities	115.68%	115.40%	114.59%
Efficiency ratio	104.77%	110.31%	89.58%
Non-interest expense to average assets	3.11%	2.14%	2.10%
Allowance for loan losses to total loans	1.01%	0.99%	0.69%
Stockholders' equity to total assets	14.90%	14.47%	13.95%
COMMON SHARE DATA
Earnings (Loss) Per Share
Basic	$ (0.09)	$ (0.21)	$ 0.10
Diluted	(0.08)	(0.21)	0.09
Dividends Paid Per Share	0.10	0.10	0.10
Book Value Per Share	22.16	22.47	23.41
Average Shares Outstanding
Basic	1,182,616	1,156,537	1,160,093
Diluted	1,201,867	1,176,259	1,189,938

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first quarters of 2005 and 2004.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings and Homestead Association (“Guaranty” or the “Association”).  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2004 annual report on Form 10-K.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans decreased $2.4 million, or 2.7%, from year-end 2004 to the end the first quarter of 2005.  Average loans for the first quarter of 2005 were $91.7 million, up $10.0 million (12.3%) compared to the first quarter of 2004.  Table 1, which is based on regulatory reporting codes, shows loan balances at March 31, 2005 and at the end of the four prior quarters and average loans outstanding during each quarter.  During the first quarter of 2005, the Company converted to a new information system.  Because of the change, there may be some inconsistencies between periods in individual reporting categories.  Management does not believe that these inconsistencies are significant enough to effect the decision of the reader.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2005	2004
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Real estate loans - residential	$ 41,666	$ 45,007	$ 45,963	$ 44,896	$ 44,888
Real estate loans - commercial and other	32,722	36,143	33,769	34,293	33,416
Real estate loans - construction	13,441	8,233	6,292	5,590	5,641
Consumer loans	535	629	598	538	496
Commercial business loans	2,302	3,058	2,983	2,359	1,666
Total Loans	$ 90,666	$ 93,070	$ 89,605	$ 87,676	$ 86,107
Average Loans During Period	$ 91,676	$ 92,198	$ 87,975	$ 86,929	$ 81,636

Over the past several years the Company has been able to develop significant new business in the growing commercial lending market including loans secured by commercial real estate and multi-family residential property.    At December 31, 2004, these loans made up approximately 39% of the entire loan portfolio.  During the last quarter of 2004 and extending into 2005, management performed a review of the Company’s underwriting practices in this area.  This review was brought on by concerns over the portion of the portfolio that was delinquent more than 90 days and the number of relatively large loan account balances outstanding with certain individual borrowers.  As a result of its review, the Company updated and strengthened its commercial loan policies and procedures.  While this review was being performed, the number of commercial loan originations decreased, resulting in a reduction of $3.4 million, or 9.5%,  in outstanding balances at March 31, 2005, compared to year-end 2004 and a reduction of $694,000, or 2.1%,  from the end of the year earlier quarter.  The Company plans to continue to originate commercial real estate loans in accordance with its updated policies and underwriting standards.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At March 31, 2005 the allowance for loan losses was $920,000, or 1.01%, of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2005	2004
($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning Balance	$ 920	$ 610	$ 610	$ 594	$ 601
Provision for Losses	-	310	-	19	14
Loans Charged Off	-	-	-	(3)	(21)
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$ 920	$ 920	$ 610	$ 610	$ 594
Ratios
Charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.03%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	66.67%
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	707.14%
Allowance for loan losses to ending loans	1.01%	0.99%	0.68%	0.70%	0.69%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at March 31, 2005 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on nonaccrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2005	2004
($ in thousands)	March 31	December 31	September 30	June 30	March 31
30-89 Days	$ 3,945	$ 8,106	$ 5,588	$ 6,255	$ 5,714
90+ Days	922	894	2,207	759	770
Total	$ 4,867	$ 9,000	$ 7,795	$ 7,014	$ 6,484
Ratios
Loans delinquent 90 days to total loans	1.02%	0.96%	2.46%	0.87%	0.89%
Total delinquent loans to total loans	5.37%	9.67%	8.70%	8.00%	7.53%
Allowance for loan losses to 90 day delinquent loans	99.78%	102.91%	27.64%	80.37%	77.14%
Allowance for loan losses to total delinquent loans	18.90%	10.22%	7.83%	8.70%	9.16%

TABLE 4. NONPERFORMING ASSETS
	2005	2004
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a nonaccrual basis	$ 922	$ 894	$ 2,207	$ 759	$ 770
Foreclosed assets	-	-	-	417	52
Total nonperforming assets	$ 922	$ 894	$ 2,207	$ 1,176	$ 822
Ratios
Nonperforming assets to loans plus foreclosed assets	1.02%	0.96%	2.46%	1.33%	0.95%
Nonperforming assets to total assets	0.48%	0.45%	1.07%	0.56%	0.38%
Allowance for loan losses to nonperforming assets	99.78%	102.91%	27.64%	51.87%	72.26%

INVESTMENT IN SECURITIES

At March 31, 2005, the Company’s total securities available-for-sale were $85.5 million, compared to $94.6 million at December 31, 2004 and $120.0 million at March 31, 2004.  Mutual fund investments made up 58.1% of the portfolio at March 31, 2005, compared to 52.5% at year-end 2004 and 55.5% at March 31, 2004.  At March 31, 2004, collateralized mortgage obligations made up 35.2% of the portfolio, compared to 25.9% at December 31, 2004 and March 31, 2004.  During the quarter ended March 31, 2005, the Company sold its entire $19.3 million portfolio of FHLMC stock at a loss of approximately $18,000.  Such sale was undertaken as part of the company’s plans to restructure its portfolio by investing in securities that provide monthly cash flow and regular opportunities for reinvestment.  Table 5 shows the composition of the Company’s investment portfolio at March 31, 2005, December 31, 2004, and March 31, 2004.

Management expects the investment portfolio mix to shift further toward securities that are backed by mortgage assets and that produce monthly cash flow in the form of interest and principal repayments.  Proceeds from interest, dividends and principal repayments that are not needed to fund new loan commitments will likely be reinvested in collateralized mortgage obligations and pass-through mortgage backed obligations.

At March 31, 2005, the net unrealized losses on the Company’s entire securities portfolio was $938,000, or 1.08 % of amortized cost, compared to net unrealized losses of $447,000, or .47% of amortized cost at December 31, 2004.  These losses consist primarily on the Company’s mutual fund investments.  Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	March 31, 2005		December 31, 2004		March 31, 2004
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury Securities	$ 500	$ 521	$ 800	$ 832	$ 801	$ 876
U.S. Agency Securities	4,988	4,991	-	-	-	-
Mortgage Backed Securities	198	211	223	238	316	312
Collateralized Mortgage Obligations	30,338	30,154	24,340	24,481	30,152	31,064
Mutual funds	50,460	49,669	50,292	49,657	67,007	66,567
FHLMC Stock	-	-	19,349	19,349	19,846	21,157
Total Investments	$ 86,484	$ 85,546	$ 95,004	$ 94,557	$ 118,122	$ 119,976

DEPOSITS

Deposit pricing strategies implemented during the second quarter of 2004 because of excess liquidity levels caused a decline of customer deposit accounts.  At March 31, 2005, deposits were 5.4%, or $7.1 million, below the level at December 31, 2004 and $21.9 million, or 15.0% below the level at the end of the first quarter of the previous year.  Average deposits totaled $126.6 million in the first quarter of 2005, a $5.6 million (4.2%) decrease from the fourth quarter of 2004 and a $16.3 million (11.4%) decrease from the first quarter of 2004.  Management expects the level of deposits to stabilize during the second quarter of 2005.

Table 6 presents the composition of average deposits for the quarters ended March 31, 2005, December 31, 2004 and March 31, 2004.

TABLE 6. DEPOSIT COMPOSITION
	First Quarter 2005		Fourth Quarter 2004		First Quarter 2004
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 912	0.7%	$ 812	0.6%	$ 793	0.6%
NOW account deposits	8,627	6.8	8,955	6.8	9,372	6.6
Savings deposits	32,330	25.5	33,620	25.4	34,853	24.4
Time deposits	84,718	67.0	88,792	67.2	97,848	68.4
Total	$ 126,587	100.0%	$ 132,179	100.0%	$ 142,866	100.0%

BORROWINGS

At March 31, 2005, the Company’s borrowings from the Federal Home Loan Bank decreased $1.9 million, or 4.9%, from December 31, 2004 and $2.6 million, or 6.3%, from March 31, 2004.  Average advances for the first quarter of 2005 were $38.4 million, down $1.9 million, or 4.8%, from the fourth quarter of 2004 and $2.5 million, or 6.2%, from the prior year’s first quarter.  The decreases were due to regularly scheduled principal payments that were not fully offset by new borrowings because of the Company’s current liquidity position.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

At March 31, 2005, stockholders’ equity totaled $28.5 million, compared to $28.9 million at the end of 2004.  The primary cause for this decrease was $323,000 in unrealized losses on investment securities available-for-sale, net of related deferred income taxes and a net loss of  $99,000 for the first quarter of 2005.  Dividends of $124,000 and treasury stock purchases of $61,000 were partially offset by stock based compensation costs of $131,000.

Since 1998, the Company has been regularly repurchasing shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  Due to the highly capitalized condition of the Company, management has felt in the past that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  Table 7 summarizes the repurchase of the shares of its common stock by year.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.70
Quarter Ended March 31, 2005	3,151	61	19.36
Total Stock Repurchases	2,153,713	$ 32,180	$ 14.94

The ratios in Table 8 indicate that the Association remained well capitalized at March 31, 2005.   Reductions in the Association’s loans and investment portfolios caused a decrease in  risk-weighted assets of $19.6 million since year-end 2004.  The regulatory capital ratios of Guaranty Savings and Homestead Association exceed the minimum required ratios, and the Association has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2005	2004
($ in thousands)	March 31	December 31	March 31
Tier 1 regulatory capital	$ 26,732	$ 26,631	$ 26,395
Tier 2 regulatory capital	500	920	990
Total regulatory capital	$ 27,232	$ 27,551	$ 27,385
Adjusted total assets	$ 190,138	$ 198,389	$ 214,355
Risk-weighted assets	$ 78,836	$ 98,417	$ 105,295
Ratios
Tier 1 capital to total assets	14.06%	13.42%	12.31%
Tier 1 capital to risk-weighted assets	33.91%	27.06%	25.07%
Total capital to risk-weighted assets	34.54%	27.99%	26.01%
Shareholders' equity to total assets	14.90%	14.47%	13.95%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first quarter of 2005.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2005 and 2004.  While the Company reported a net loss of $99,000 for the three months ended March 31, 2005, there was a net cash increase of  $242,000 from operations.  The loss was primarily due to $427,000 of post-retirement benefits recognized in the first quarter of 2005 that are to be paid over the course of three years.

Table 9 illustrates some of the factors that the Company uses to measure liquidity.  After a period of increasing levels, the Company’s liquidity position has declined during the first three months of 2005, primarily reflecting increases in lending activity  and lower levels of customer deposits as discussed earlier.  Management feels that this developing trend will continue and liquidity will return to more normal levels with increased economic activity, higher interest rates, and the strengthening of the capital markets.

TABLE 9. KEY LIQUIDITY INDICATORS
	2005	2004
($ in thousands)	March 31	December 31	March 31
Cash and cash equivalents	$ 8,975	$ 7,024	$ 5,792
Total loans	90,666	93,070	86,107
Total deposits	123,672	130,723	145,575
Deposits $100,000 and over	19,926	22,067	27,540
Ratios
Total loans to total deposits	73.31%	71.20%	59.15%
Deposits $100,000 and over to total deposits	16.11%	16.88%	18.92%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the first quarter of 2005 increased $185,000, or 14.7%, from the first quarter of 2004, even though average earning assets decreased 9.5% between these periods.  First quarter net interest income for 2005 was down $59,000, or 3.9%, on earning assets that were down 4.2% compared with the fourth quarter of 2004.

Based on internal interest rate risk models and balance sheet gap analysis, the Company is significantly asset sensitive in the short term (3 month) horizon.  This is due to the large amount of mutual fund investments that reprice frequently and indicates that it would experience some improvement in its interest margin in a rising rate environment, holding other factors constant.  Short term rates increased slightly during the first quarter of 2005.  As a result, the Company was able to offset decreases in longer term yields, holding our net interest margin level at 3.03% compared to the fourth quarter of 2004, and 64 basis points higher than that of the year-earlier quarter.  Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the fourth quarter of 2004 and first quarter of 2004.

During the first quarter of 2005, interest income from earning assets was down $133,000, or 4.8%, from the fourth quarter of 2004 and $20,000, or .7%, from the first quarter of 2004.  This decrease was due primarily to the Company’s reduced investment in FHLMC stock.  The Company’s average investment in FHLMC stock was down $12.4 million in the first quarter of 2005 compared to the fourth quarter of 2004 and $13.3 million compared to the first quarter of 2004.  These decreases accounted for a reduction in interest income of $281,000 and $278,000 from the fourth and first quarters of 2004, respectively.

The decrease in interest income from the fourth quarter of 2004 to the first quarter of 2005 on FHLMC stock investments was not fully offset by increases in other earning assets.  Income from mutual fund and fed fund investments increased $66,000 from the fourth quarter of 2004, primarily due to increases in short term interest rates.  Interest income on loans increased $74,000 from the fourth quarter of 2004, due in part to the reversal on approximately $58,000 on non-accrual interest on a loan that paid off in the first quarter of 2005.

The decrease in interest income from the first quarter of 2004 to the first quarter of 2005 on FHLMC stock investments was coupled with a decrease of $104,000 of income from collateralized mortgage obligations and mutual fund investments.  The decreased income from these investments were due from reductions in average balances as yields increased from the prior year’s first quarter.

Interest income from loans increased $275,000in the first quarter of 2005 from the first quarter of 2004.  This increase was due both to larger average balances carried and increased yields during the period.  In addition, interest income from fed funds investments increased $73,000 from the first quarter of 2004 on a 195 basis point increase in yield.

During the first quarter of 2005, interest expense was down $74,000, or 5.7%, from the fourth quarter of 2004 and $205,000, or 14.4%, from the first quarter of 2004.  These decreases were due to both a reduction in the average balances of all funding sources and decreased costs of carrying these liabilities.

The average cost on interest bearing deposits decreased to 2.28% for the first quarter of 2005, from 2.32% in the fourth quarter of 2004 and 2.39% in the first quarter of 2004.  These changes in rates accounted for $12,000 and $29,000 decreases in interest expense from the fourth and first quarters of 2004, respectively.  Decreased deposits, as discussed earlier, accounted for decreases of $34,000 and $104,000 of interest expense from the fourth and first quarters of 2004, respectively.

Average borrowings were down $1.9 million for the first quarter of 2005 compared to the fourth quarter of 2004, and $2.5 million compared to the first quarter of 2004.  These decreases in the average balances accounted for $25,000 and $36,000 in reduced interest expenses for each respective time frame.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	First Quarter 2005			Fourth Quarter 2004			First Quarter 2004
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 91,676	$ 1,838	8.02%	$ 92,198	$ 1,764	7.65%	$ 81,636	$ 1,563	7.66%
U.S. Treasury securities	678	11	6.49	844	15	7.11	881	14	6.36
U.S. Agency securities	222	2	3.60	-	-	-	-	-	-
Mortgage-backed securities	232	4	6.90	218	4	7.34	331	6	7.25
Collateralized mortgage obligations	24,780	351	5.67	25,508	348	5.46	31,896	434	5.44
Mutual funds	49,702	356	2.87	49,203	331	2.69	66,716	377	2.26
FHLMC stock	6,980	-	-	19,379	281	5.80	20,278	278	5.48
Total investment in securities	82,594	724	3.51	95,152	979	4.12	120,102	1,109	3.69
FHLB stock	2,448	22	3.59	2,433	15	2.47	2,732	5	0.73
Federal funds sold and demand deposits	13,135	79	2.41	8,392	38	1.81	5,272	6	0.46
Total interest-earning assets	189,853	2,663	5.61%	198,175	2,796	5.64%	209,742	2,683	5.12%
NONINTEREST-EARNING ASSETS
Other assets	6,006			6,790			8,201
Allowance for loan losses	(920)			(613)			(600)
Total assets	$ 194,939			$ 204,352			$ 217,343

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 8,627	$ 27	1.25%	$ 8,955	$ 28	1.25%	$ 9,372	$ 35	1.49%
Savings deposits	32,330	100	1.24	33,620	106	1.26	34,853	130	1.49
Time deposits	84,718	588	2.78	88,792	627	2.82	97,848	683	2.79
Total interest-bearing deposits	125,675	715	2.28	131,367	761	2.32	142,073	848	2.39
Borrowings	38,442	508	5.29	40,358	536	5.31	40,968	580	5.66
Total interest-bearing liabilities	164,117	1,223	2.98%	171,725	1,297	3.02%	183,041	1,428	3.12%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	912			812			793
Other liabilities	900			3,298			4,140
Shareholders' equity	29,010			28,517			29,369
Total liabilities and shareholders' equity	$ 194,939			$ 204,352			$ 217,343
Net interest income and margin		$ 1,440	3.03%		$ 1,499	3.03%		$ 1,255	2.39%
Net interest-earning assets and spread	$ 25,736		2.63%	$ 26,450		2.62%	$ 26,701		2.00%
Cost of funding interest-earning assets			2.58%			2.62%			2.72%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Quarter 2005 Compared to:
	Fourth Quarter of 2004			First Quarter of 2004
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$ (10)	$ 84	$ 74	$ 192	$ 83	$ 275
U.S. Treasury securities	(3)	(1)	(4)	(3)	-	(3)
U.S. Agency securities	-	2	2	-	2	2
Mortgage-backed securities	-	-	-	(2)	-	(2)
Collateralized mortgage obligations	(10)	13	3	(97)	14	(83)
Mutual funds	3	22	25	(96)	75	(21)
FHLMC stock	(281)	-	(281)	(278)	-	(278)
Total investment in securities	(291)	36	(255)	(476)	91	(385)
FHLB stock	-	7	7	(1)	18	17
Federal funds sold and demand deposits	21	20	41	9	64	73
Total interest income	(280)	147	(133)	(276)	256	(20)

INTEREST EXPENSE
NOW account deposits	$ (1)	$ -	$ (1)	$ (3)	$ (5)	$ (8)
Savings deposits	(4)	(2)	(6)	(9)	(21)	(30)
Time deposits	(29)	(10)	(39)	(92)	(3)	(95)
Total interest-bearing deposits	(34)	(12)	(46)	(104)	(29)	(133)
Borrowings	(25)	(3)	(28)	(36)	(36)	(72)
Total interest expense	(59)	(15)	(74)	(140)	(65)	(205)
Change in net interest income	(221)	162	(59)	(136)	321	185

PROVISION FOR LOAN LOSSES

The Company made no provision for losses in the first quarter of 2005, compared to $310,000  and $14,000 provided for in the fourth  and first quarters of 2004, respectively.  There were no charge-offs in the first quarter of 2005 or the fourth quarter of 2004.  Net charge-offs totaled $21,000 in the first quarter of 2004.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME

Non-interest income before securities transactions was up $5,000, or 24%, for the first quarter of 2005 compared to the same time period of 2004.  Losses from the sale of the Company’s investment in FHLMC stock totaled $18,000 in the first quarter of 2005.  There were no gains or losses reported from securities transactions in the first quarter of 2004.  The major categories of non-interest income for the three months ended March 31, 2005 and 2004 are presented in Table 12.

TABLE 12. NON-INTEREST INCOME
($ in thousands)	First Quarter 2005	First Quarter 2004	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 7	$ 5	40%
ATM surcharges and network fees	2	2	-
Early closing penalties	1	1	-
Income from real estate held for investment	13	12	8
Miscellaneous	3	1	200
Total noninterest income before securities transactions	26	21	24
Securities transactions	(18)	-	(a)
Total noninterest income	$ 8	$ 21	(62%)
(a) Not meaningful

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2005 totaled $1.5 million, a $374,000 (33%) increase from the first quarter of 2004.  Included in these expenses for the first quarter of 2005 is a charge of $434,000 related to retirement benefits to be paid to the Company’s former President and Chief Executive Officer.  Without this charge, non-interest expenses would have been approximately $60,000 below that of the year earlier quarter.  The Company has an additional cost of $34,000 with respect to such retirement which is expected to be recognized through 2007.  Non-interest expense for the three months ended March 31, 2005 and 2004 are presented in Table 13 below.

TABLE 13. NON-INTEREST EXPENSE
($ in thousands)	First Quarter 2005	First Quarter 2004	Percentage Increase (Decrease)
Employee compensation	$ 891	$ 487	83%
Employee benefits	179	194	(8)
Total personnel expense	1,070	681	57
Net occupancy expense	107	101	6
Ad Valorem taxes	109	128	(15)
Data processing costs	47	58	(19)
Advertising	25	32	(22)
ATM server expense	6	11	(45)
Professional fees	66	22	200
Deposit insurance and supervisory fees	27	28	(4)
Printing and office supplies	11	18	(39)
Telephone	19	19	-
Dues and Subscriptions	10	17	(41)
Other operating expenses	20	28	(29)
Total non-interest expense	$ 1,517	$ 1,143	33%
Efficiency Ratio	104.77%	89.58%
Efficiency Ratio - Excluding Securities Transactions	103.48%	89.58%

Personnel costs, which represent the largest component of non-interest expense, increased $389,000, or 57%, to $1.1 million in the first quarter of 2005 compared to $681,000 the first quarter of 2004.  This increase was the result of the charge for retirement benefits discussed above.  Without this charge, personnel expense would have been $636,000 in 2005, a $45,000 (6.6%) decrease from the comparable quarter in the previous year.

Professional fees increased $44,000, or 200% in the first quarter of 2005 compared to the first quarter of 2004.  This increase was primarily due to consulting fees paid to assist management in evaluating its policies and procedures concerning the Association’s loan portfolio and fees associated with the departure of the Company’s former Chief Executive Officer.

Data processing costs decreased $11,000, or 19%, to $47,000 for the first quarter of 2005 compared to the same period for 2004.  During the first quarter of  2004, the Association introduced an internet banking product.  In connection with the set up of this new service, the Company incurred a one-time charge of $18,000.

The following table presents GS Financial’s results of operations under generally accepted accounting principles (GAAP) and the results of operations excluding the charge for retirement benefits discussed earlier (referred to as Non-GAAP).  Management views the $434,000 in costs recorded in the first quarter of 2005 upon the retirement of the Company’s former President to be non-recurring in nature.  Currently, there are no employment or severance agreements in place at either the Company or the Association.  Management believes the non-GAAP presentation is useful to investors because it provides information of the Company’s underlying operations and performance trends.  Specifically, these measures permit evaluation and comparison of the results of ongoing business operations that management uses to assess the performance of the Association’s operations.  While management considers the non-GAAP presentation to be useful, it should not be considered an alternative to GAAP.

TABLE 14. GAAP TO NON-GAAP RECONCILIATION
($ in thousands, except per share data)	GAAP	Post-Retirement Benefits and Related Interest	Non-GAAP
Quarter Ended March 31, 2005
Noninterest expense	1,517	434	1,083
Income tax provision	30	148	178
Net (Loss) Income	(99)	286	187
(Loss) Earnings per share - Basic	(0.09)	0.24	0.15
(Loss) Earnings per share - Diluted	(0.08)	0.24	0.16
Efficiency Ratio	104.77%	29.97%	74.79%
Quarter Ended March 31, 2004
Noninterest expense	1,143	-	1,143
Income tax provision	8	-	8
Net (Loss) Income	111	-	111
(Loss) Earnings per share - Basic	0.10	-	0.10
(Loss) Earnings per share - Diluted	0.09	-	0.09
Efficiency Ratio	89.58%	-	89.58%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2005.  Management believes there have been no material changes in the Company’s market risk since December 31, 2004.

Item 4 - Controls and Procedures

Our management evaluated, with the participation of our interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased) [1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (January 1, 2005 - January 31, 2005)	-	$ -	-	-
Month 2 (February 1, 2005 - February 28, 2005)	2,938	19.40	-	-
Month 3 (March 1, 2005 - March 31, 2005)	213	18.16	-	-
Total	3,151	$ 19.36	-	-
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

GS FINANCIAL CORP.

Date:	May 16, 2005	By:	/s/ Ralph E. Weber
Ralph E. Weber Interim President and Chief Executive Officer
Date:	May 16, 2005	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer