Form 10-Q
period 2005-06-30
GS FINANCIAL CORP
filed 2005-08-15
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2005	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2005
Common Stock, par value $.01 per share	1,284,031 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	6/30/2005 (Unaudited)	12/31/2004 (Audited)
ASSETS

Cash & Amounts Due from Depository Institutions	$ 2,162	$ 1,613
Interest-Bearing Deposits from Other Banks	5,244	3,761
Federal Funds Sold	2,930	1,650
Total Cash and Cash Equivalents	10,336	7,024
Securities Available-for-Sale, at Fair Value	84,406	94,557
Loans, Net	87,903	92,158
Accrued Interest Receivable	753	596
Premises & Equipment, Net	2,543	2,508
Stock in Federal Home Loan Bank, at Cost	2,484	2,445
Foreclosed Assets	159	-
Real Estate Held-for-Investment, Net	485	493
Other Assets	334	285
Total Assets	$ 189,403	$ 200,066

LIABILITIES
Deposits
Interest-Bearing Deposits	$ 122,772	$ 129,758
Noninterest-Bearing Deposits	1,088	965
Total Deposits	123,860	130,723
FHLB Advances	35,817	39,689
Other Liabilities	901	710
Total Liabilities	160,578	171,122

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$ -	$ -
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,538	34,425
Unearned ESOP Stock	(380)	(521)
Unearned RRP Trust Stock	(861)	(865)
Treasury Stock (2,154,469 Shares at June 30, 2005 and 2,150,720 Shares at December 31, 2004)	(32,193)	(32,119)
Retained Earnings	28,216	28,286
Accumulated Other Comprehensive Loss	(529)	(296)
Total Stockholders' Equity	28,825	28,944
Total Liabilities & Stockholders' Equity	$ 189,403	$ 200,066
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share data)	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$ 1,685	$ 1,640	$ 3,523	$ 3,203
Investment Securities	891	1,067	1,615	2,176
Other Interest Income	71	10	172	21
Total Interest and Dividend Income	2,647	2,717	5,310	5,400

INTEREST EXPENSE
Deposits	738	824	1,453	1,672
Advances from Federal Home Loan Bank	482	554	990	1,134
Interest Expense	1,220	1,378	2,443	2,806

NET INTEREST INCOME	1,427	1,339	2,867	2,594
PROVISION FOR LOAN LOSSES	-	19	-	33
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,427	1,320	2,867	2,561

NON-INTEREST EXPENSE
Salaries and Employee Benefits	662	643	1,732	1,324
Occupancy Expense	109	107	216	208
Other Expenses	300	370	640	731
Total Non-Interest Expense	1,071	1,120	2,588	2,263
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	356	200	279	298

NON-INTEREST (LOSS) INCOME
Net (Loss) on Available-for-Sale Securities	-	(143)	(18)	(143)
Other Income	24	26	50	47
Total Non-Interest (Loss) Income	24	(117)	32	(96)

INCOME BEFORE INCOME TAXES	380	83	311	202
INCOME TAX (BENEFIT) EXPENSE	109	(11)	139	(3)
NET INCOME	$ 271	$ 94	$ 172	$ 205

EARNINGS PER SHARE
Basic	$ 0.23	$ 0.08	$ 0.14	$ 0.18
Diluted	$ 0.23	$ 0.08	$ 0.14	$ 0.17
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2003	$ 34	$ 34,231	$ (31,804)	$ (802)	$ (1,059)	$ 28,553	$ 155	$ 29,308
Comprehensive Income:
Net Income	-	-	-	-	-	205	-	205
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(1,054)	(1,054)
Total Comprehensive Income	-	-	-	-	-	205	(1,054)	(849)
Distribution of RRP Stock	-	(5)	-	-	20	-	-	15
ESOP Compensation Earned	-	135	-	141	-	-	-	276
Purchase of Treasury Stock	-	-	(121)	-	-	-	-	(121)
Dividends Declared	-	-	-	-	-	(235)	-	(235)
Balances at June 30, 2004	$ 34	$ 34,361	$ (31,925)	$ (661)	$ (1,039)	$ 28,523	$ (899)	$ 28,394

Balances At December 31, 2004	$ 34	$ 34,425	$ (32,119)	$ (521)	$ (865)	$ 28,286	$ (296)	$ 28,944
Comprehensive Income:
Net Income	-	-	-	-	-	172	-	172
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(233)	(233)
Total Comprehensive Income	-	-	-	-	-	172	(233)	(61)
Distribution of RRP Stock	-	1	-	-	4	-	-	5
ESOP Compensation Earned		112	-	141	-	-	-	253
Purchase of Treasury Stock	-	-	(74)	-	-	-	-	(74)
Dividends Declared	-	-	-	-	-	(242)	-	(242)
Balances at June 30, 2005	$ 34	$ 34,538	$ (32,193)	$ (380)	$ (861)	$ 28,216	$ (529)	$ 28,825
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
($ in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 172	$ 205
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	77	71
Discount Accretion Net of Premium Amortization	(32)	(39)
Provision for Loan Losses	-	33
Non-Cash Dividend - FHLB Stock	(39)	(19)
Net Loan Fees	1	-
Mutual Fund Dividends Reinvested	(143)	(716)
ESOP Shares Expense	253	276
RRP Expense	57	48
Loss on Disposal and Write-down of Property and Equipment	4	-
Loss on Sale of Investments	18	143
Deferred Income Tax Provision (Benefit)	112	(65)
Changes in Operating Assets and Liabilities
Increase in Accrued Interest Receivable	(157)	(68)
Decrease in Prepaid Income Taxes	(16)	(11)
Increase in Other Assets	(23)	(67)
Decrease in Accrued Interest - FHLB Advances	(19)	(178)
Decrease in Accrued Income Tax	(65)	-
Increase in Other Liabilities	269	487
Net Cash Provided by Operating Activities	468	100

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	2,804	6,786
Proceeds from Sales of Investment Securities	19,331	-
Purchases of Investment Securities	(12,077)	(11,941)
Investment in Mutual Funds, Net	(104)	13,247
Loan Originations and Principal Collections, Net	4,099	(10,084)
Capitalized REO Expenses	(4)	(21)
Purchases of Premises and Equipment	(109)	(7)
Proceeds from Disposal of Property and Equipment	1	-
Proceeds from Sale of FHLB Stock	-	327
Net Cash Provided by (Used in) Investing Activities	13,941	(1,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(74)	(121)
Decrease in Advances from Federal Home Loan Bank	(3,872)	(3,671)
Payment of Cash Stock Dividends	(242)	(235)
Decrease in Deposits	(6,863)	(334)
Decrease in Deposits for Escrows	(46)	(33)
Net Cash Used In Financing Activities	(11,097)	(4,394)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,312	(5,987)
CASH AND CASH EQUIVALENTS - Beginning of Period	7,024	11,371
CASH AND CASH EQUIVALENTS - End of Period	$ 10,336	$ 5,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	2,424	2,984
Income Taxes	109	73
Loans Transferred to Foreclosed Real Estate During the Period	155	344
Market Value Adjustments for Gain on Securities Available-for-Sale	-	(1,597)
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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  These unaudited financial statements should be read in conjunction with the Company’s 2004 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands, except per share data)	2005	2004	2005	2004
Numerator:
Net Income	$ 271	$ 94	$ 172	$ 205
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$ 271	$ 94	$ 172	$ 205
Denominator
Weighted-Average Shares Outstanding	1,181,065	1,156,784	1,181,834	1,158,428
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	12,353	27,736	15,802	28,790
Denominator for Diluted Earnings Per Share	1,193,417	1,184,520	1,197,636	1,187,219
Earnings Per Share
Basic	$ 0.23	$ 0.08	$ 0.14	$ 0.18
Diluted	0.23	0.08	0.14	0.17
Cash Dividends Per Share	$ 0.10	$ 0.10	$ 0.20	$ 0.20

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan is secured by those shares not yet allocated to plan participants.  At June 30, 2005, there were 52,054 unallocated shares and the balance of the loan was $519,000.  The Association bears the cost of the ESOP as compensation expense, which is based on the principal and interest payments on the corresponding debt as well as the market value of the stock.  Compensation expense related to the ESOP was $112,000 and $225,000 for the three and six month periods ended June 30, 2005, respectively, compared to $125,000 and $250,000 for the same time periods ended June 30, 2004.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation.  As provided for in SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense.  Because all of the options that have been granted have vested prior to 2004, net income and earnings per share for the three and six month periods ended June 30, 2005 and 2004 would not have been affected if the Company had applied the fair value recognition provisions of SFAS No. 123, to measure and recognize stock based compensation expense.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of June 30, 2005 of the 125,028 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 89,697 had been earned and issued.  Compensation expense related to the RRP was $24,000 and $33,000 for the three and six month periods ended June 30, 2005, respectively, compared to $10,000 and $48,000 for the same time periods ended June 30, 2004.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	Three Months Ended			Six Months Ended
($ in thousands, except per share data)	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
SUMMARY OF INCOME
Interest Income	$ 2,647	$ 2,663	$ 2,717	$ 5,310	$ 5,400
Interest Expense	1,220	1,223	1,378	2,443	2,806
Net Interest Income	1,427	1,440	1,339	2,867	2,594
Provision for Loan Losses	-	-	19	-	33
Net Interest Income After Provision for Loan Losses	1,427	1,440	1,320	2,867	2,561
Non-Interest (Loss) Income	24	8	(117)	32	(96)
Non-Interest Expense	1,071	1,517	1,120	2,588	2,263
Net (Loss) Income Before Taxes	380	(69)	83	311	202
Income Tax (Benefit) Expense	109	30	(11)	139	(3)
Net Income (Loss)	271	(99)	94	172	205
SELECTED BALANCE SHEET DATA
Total Assets	$ 189,403	$ 191,013	$ 209,496
Loans Receivable, Net	87,903	89,753	87,074
Investment Securities	84,406	85,546	110,194
Deposit Accounts	123,860	123,672	141,774
Borrowings	35,817	37,762	38,464
Stockholders' Equity	28,825	28,468	28,394
SELECTED AVERAGE BALANCES
Total Assets	$ 189,725	$ 194,939	$ 216,234	$ 192,229	$ 216,789
Loans Receivable, Net	89,617	91,676	86,929	90,641	84,283
Investment Securities	85,190	82,594	116,340	83,899	118,222
Deposit Accounts	123,189	126,587	143,367	124,898	143,116
Borrowings	36,504	38,442	39,122	37,468	40,045
Equity	28,980	29,010	30,496	28,890	29,932
KEY RATIOS
Return on average assets	0.57%	(0.20)%	0.17%	0.18%	0.19%
Return on average shareholders' equity	3.74%	(1.37)%	1.23%	1.19%	1.37%
Net Interest Margin	3.09%	3.03%	2.55%	3.06%	2.47%
Average loans to average deposits	72.75%	72.42%	60.63%	72.57%	58.89%
Average Interest-earning assets to interest-bearing liabilities	116.36%	115.68%	115.62%	116.02%	115.10%
Efficiency ratio	73.81%	104.77%	91.65%	89.27%	90.59%
Non-interest expense to average assets	2.26%	3.11%	2.07%	2.69%	2.09%
Allowance for loan losses to total loans	1.04%	1.01%	0.70%
Stockholders' equity to total assets	15.22%	14.90%	13.55%
COMMON SHARE DATA
Earnings (Loss) Per Share
Basic	$ 0.23	$ (0.09)	$ 0.08	$ 0.14	$ 0.18
Diluted	0.23	(0.08)	0.08	0.14	0.17
Dividends Paid Per Share	0.10	0.10	0.10	0.20	0.20
Book Value Per Share	22.45	22.16	21.87
Average Shares Outstanding
Basic	1,181,065	1,182,616	1,156,784	1,181,834	1,158,428
Diluted	1,193,417	1,201,867	1,184,520	1,210,624	1,174,230

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first and second quarters of 2005 and 2004.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings and Homestead Association (“Guaranty” or the “Association”).  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2004 annual report on Form 10-K.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans decreased $4.3 million, or 4.9%, from year-end 2004 to the end of the second quarter of 2005.  Average loans for the second quarter of 2005 were $89.6 million, up $2.7 million (3.1%) compared to the second quarter of 2004.  Year-to-date average loans at June 30, 2005 totaled $90.6 million, up $6.4 million (7.5%) from the same time period in 2004. Table 1, which is based on regulatory reporting codes, shows loan balances at June 30, 2005 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2005		2004
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Real estate loans - residential	$ 39,266	$ 41,666	$ 45,007	$ 45,963	$ 44,896
Real estate loans - commercial and other	32,926	32,722	36,143	33,769	34,293
Real estate loans - construction	13,836	13,441	8,233	6,292	5,590
Consumer loans	646	535	629	598	538
Commercial business loans	2,142	2,302	3,058	2,983	2,359
Total Loans	$ 88,816	$ 90,666	$ 93,070	$ 89,605	$ 87,676
Average Loans During Period	$ 89,617	$ 91,676	$ 92,198	$ 87,975	$ 86,929

Over the past several years the Company has been able to develop significant new business in the growing commercial lending market including loans secured by commercial real estate and multi-family residential property.    At December 31, 2004, these loans made up approximately 39% of the entire loan portfolio.  During the last quarter of 2004 and extending into 2005, management performed a review of the Company’s underwriting practices in this area.  This review was initiated as a result of concerns over the portion of the portfolio that was delinquent more than 90 days and the number of relatively large loan account balances outstanding with certain individual borrowers.  As a result of its review, the Company updated and strengthened its commercial loan policies and procedures.  While this review was being performed, the number of commercial loan originations decreased, resulting in a reduction of $3.2 million, or 8.9%,  in outstanding balances at June 30, 2005, compared to year-end 2004 and a reduction of $1.4 million, or 4.0%,  from the end of the June 30, 2004 quarter.  The Company plans to continue to originate commercial real estate loans in accordance with its updated policies and underwriting standards.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At June 30, 2005 the allowance for loan losses was $920,000, or 1.04%, of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2005		2004
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Beginning Balance	$ 920	$ 920	$ 610	$ 610	$ 594
Provision for Losses	-	-	310	-	19
Loans Charged Off	-	-	-	-	(3)
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$ 920	$ 920	$ 920	$ 610	$ 610
Ratios
Charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	633.33%
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	5,083.33%
Allowance for loan losses to ending loans	1.04%	1.01%	0.99%	0.68%	0.70%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at June 30, 2005 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on non-accrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2005		2004
($ in thousands)	June 30	March 31	December 31	September 30	June 30
30-89 Days	$ 5,205	$ 3,945	$ 8,106	$ 5,588	$ 6,255
90+ Days	559	922	894	2,207	759
Total	$ 5,764	$ 4,867	$ 9,000	$ 7,795	$ 7,014
Ratios
Loans delinquent 90 days to total loans	0.63%	1.02%	0.96%	2.46%	0.87%
Total delinquent loans to total loans	6.49%	5.37%	9.67%	8.70%	8.00%
Allowance for loan losses to 90 day delinquent loans	164.58%	99.78%	102.91%	27.64%	80.37%
Allowance for loan losses to total delinquent loans	15.96%	18.90%	10.22%	7.83%	8.70%

TABLE 4. NONPERFORMING ASSETS
	2005		2004
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Loans accounted for on a nonaccrual basis	$ 559	$ 922	$ 894	$ 2,207	$ 759
Foreclosed assets	159	-	-	-	417
Total nonperforming assets	$ 718	$ 922	$ 894	$ 2,207	$ 1,176
Ratios
Nonperforming assets to loans plus foreclosed assets	0.81%	1.02%	0.96%	2.46%	1.33%
Nonperforming assets to total assets	0.38%	0.48%	0.45%	1.07%	0.56%
Allowance for loan losses to nonperforming assets	128.13%	99.78%	102.91%	27.64%	51.87%

INVESTMENT IN SECURITIES

At June 30, 2005, the Company’s total securities available-for-sale were $84.4 million, compared to $94.6 million at December 31, 2004 and $110.2 million at June 30, 2004.  Mutual fund investments made up 58.7% of the portfolio at June 30, 2005, compared to 52.5% at year-end 2004 and 47.6% at June 30, 2004.  At June 30, 2005, collateralized mortgage obligations made up 34.6% of the portfolio, compared to 25.9% at December 31, 2004 and 34.2% at June 30, 2004.  During the six month period ended June 30, 2005, the Company sold its entire $19.3 million portfolio of FHLMC stock at a loss of approximately $18,000.  Such sale was undertaken as part of the Company’s plans to restructure its portfolio by investing in securities that provide monthly cash flow and regular opportunities for reinvestment.  Table 5 shows the composition of the Company’s investment portfolio at June 30, 2005, December 31, 2004, and June 30, 2004.

Management expects the investment portfolio mix to shift further toward securities that are backed by mortgage assets and that produce monthly cash flow in the form of interest and principal repayments.  Proceeds from interest, dividends and principal repayments that are not needed to fund new loan commitments will likely be reinvested in collateralized mortgage obligations and pass-through mortgage backed obligations.  The timing of this reallocation will depend on a number of factors, including the change in market price of the Company’s mutual fund investments and the prevailing yields available on other securities.

At June 30, 2005, the net unrealized losses on the Company’s entire securities portfolio was $801,000 or .94% of amortized cost, compared to net unrealized losses of $447,000, or .47% of amortized cost at December 31, 2004.  These losses consist primarily on the Company’s mutual fund investments.  Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	June 30, 2005		December 31, 2004		June 30, 2004
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury Securities	$ 500	$ 517	$ 800	$ 832	$ 800	$ 853
U.S. Agency Securities	4,988	5,043	-	-	-	-
Mortgage Backed Securities	124	133	223	238	253	277
Collateralized Mortgage Obligations	29,056	29,164	24,340	24,481	37,500	37,633
Mutual funds	50,539	49,549	50,292	49,657	53,156	52,444
FHLMC Stock	-	-	19,349	19,349	19,846	18,987
Total Investments	$ 85,207	$ 84,406	$ 95,004	$ 94,557	$ 111,555	$ 110,194

DEPOSITS

Deposit pricing strategies implemented during the second quarter of 2004 because of excess liquidity levels caused a decline of customer deposit accounts.  At June 30, 2005, deposits were 5.3%, or $6.9 million, below the level at December 31, 2004 and $17.9 million, or 12.6% below the level at the end of the second quarter of the previous year.  Average deposits totaled $123.2 million in the second quarter of 2005, a $3.4 million (2.7%) decrease from the first quarter of 2005 and a $20.2 million (14.1%) decrease from the second quarter of 2004.

Table 6 presents the composition of average deposits for the quarters ended June 30, 2005, March 31, 2005 and June 30, 2004.

TABLE 6. DEPOSIT COMPOSITION
	Second Quarter 2005		First Quarter 2005		Second Quarter 2004
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 799	0.6%	$ 912	0.7%	$ 799	0.6%
NOW account deposits	7,738	6.3	8,627	6.8	9,140	6.4
Savings deposits	30,648	24.9	32,330	25.5	34,475	24.0
Time deposits	84,004	68.2	84,718	67.0	98,953	69.0
Total	$ 123,189	100.0%	$ 126,587	100.0%	$ 143,367	100.0%

BORROWINGS

At June 30, 2005, the Company’s borrowings from the Federal Home Loan Bank decreased $3.9 million, or 9.8%, from December 31, 2004 and $2.6 million, or 6.9%, from June 30, 2004.  Average advances for the second quarter of 2005 were $36.5 million, a decrease of $1.9 million, or 5.0%, from the first quarter of 2005 and a decrease of $2.6 million, or 6.7%, from the prior year’s second quarter.  The decreases were due to regularly scheduled principal payments that were not fully offset by new borrowings because of the Company’s current liquidity position.  These balances should reduce further throughout the remainder of the year as there are $7.6 million in scheduled principal payments for the last six months of 2005.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

At June 30, 2005, stockholders’ equity totaled $28.8 million, a decrease of $119,000 from December 31, 2004.  This decrease was due to dividends of $242,000, $233,000 in unrealized losses on investment securities available-for-sale, net of related deferred income taxes and treasury stock purchases of $74,000.  The decreases were partially offset by net income of $172,000 and capitalized stock based compensation costs of $258,000.

Since 1998, the Company has been regularly repurchasing shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  Due to the highly capitalized condition of the Company, management believed in the past that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  Table 7 summarizes the repurchase of the shares of its common stock by year.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,325	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,108	19.00
2004	16,842	315	18.70
Quarter Ended June 30, 2005	3,907	74	18.94
Total Stock Repurchases	2,154,469	$ 32,193	$ 14.94

The ratios in Table 8 indicate that the Association remained well capitalized at June 30, 2005.   Reductions in the Association’s loans and investment portfolios caused a decrease in  risk-weighted assets of $20.4 million since year-end 2004.  The regulatory capital ratios of Guaranty Savings and Homestead Association exceed the minimum required ratios, and the Association has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2005	2004
($ in thousands)	June 30	December 31	June 30
Tier 1 regulatory capital	$ 27,371	$ 26,631	$ 25,624
Tier 2 regulatory capital	500	920	610
Total regulatory capital	$ 27,871	$ 27,551	$ 26,234
Adjusted total assets	$ 188,914	$ 198,389	$ 207,556
Risk-weighted assets	$ 78,007	$ 98,417	$ 97,253
Ratios
Tier 1 capital to total assets	14.49%	13.42%	12.35%
Tier 1 capital to risk-weighted assets	35.09%	27.06%	26.35%
Total capital to risk-weighted assets	35.73%	27.99%	26.98%
Shareholders' equity to total assets	15.22%	14.47%	13.55%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first three and six months of 2005.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2005 and 2004.  While the Company reported net income of only $172,000 for the six months ended June 30, 2005, there was a net cash increase of  $468,000 from operations.  Certain adjustments are made to net income to reach the level of cash provided by operating activities.  Some of these adjustments include non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (mutual fund dividends reinvested in principal, accretion of discounts, and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data.  Table 9 illustrates some of the factors that the Company uses to measure liquidity.  After a period of increasing levels, the Company’s liquidity position has declined during the first six months of 2005, primarily reflecting increases in lending activity  and lower levels of customer deposits as discussed earlier.

TABLE 9. KEY LIQUIDITY INDICATORS
	2005	2004
($ in thousands)	June 30	December 31	June 30
Cash and cash equivalents	$ 10,336	$ 7,024	$ 5,384
Total loans	88,816	93,070	87,676
Total deposits	123,860	130,723	141,774
Deposits $100,000 and over	19,449	22,067	25,396
Ratios
Total loans to total deposits	71.71%	71.20%	61.85%
Deposits $100,000 and over to total deposits	15.70%	16.88%	17.91%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the second quarter of 2005 decreased $13,000, or .9%, from the first quarter of 2005, on a decrease of average earning assets of 2.65% between these periods.  Second quarter net interest income for 2005 was up $88,000, or 6.6%, on average earning assets that were down 12.0% compared with the second quarter of 2004.

The Company has maintained a significantly asset sensitive balance sheet in the short term (3 month) horizon.  As discussed in “Financial Condition – Investment Securities” an earlier section, a large portion of the investment portfolio is concentrated in mutual fund investments that reprice frequently and tend to follow trends in short term interest rates.  These interest rates have risen throughout the first half and second quarters of 2005 and the Company has benefited with increased yields on these investments from the same time periods in 2004.  While market interest rates have also increased on the funding side,  the Company’s excess liquidity position has allowed management to control interest costs and delay the occurrence of any significant margin compression.

During the second quarter of 2005, interest income from earning assets was down $16,000, or .6%, from the first quarter of 2005.  This decrease was due primarily to the Company’s reduced investment in loans as well as a reduction in the average yield on loans from the first quarter of 2005.  The Company’s average investment in loans was down $2.1 million in the second quarter of 2005 compared to the first quarter of 2005 and average yield decreased 50 basis points, accounting for a $153,000 decrease in interest income.  This decrease, combined with a $30,000 reduction in interest earned on FHLB stock and federal funds sold investments,  was only partially offset by an increase in income from securities of $167,000.

Second quarter interest income for 2005 was also down $70,000, or 2.6%, from the second quarter of 2004.  This decrease was primarily due to the reduction in the Company’s investment in FHLMC stock.  During the second quarter of 2004, the Company earned $279,000 on an average investment in FHLMC stock of $21.2 million.  This investment was sold in the first quarter of 2005.  The income that the Company earned on all other interest-earning assets increased $209,000 in the second quarter of 2005 over the second quarter of 2004.

During the second quarter of 2005, interest expense was down $3,000, or .3%, from the first quarter of 2005 and $158,000, or 11.5%, from the second quarter of 2004.  Lower average balances of all funding sources more than offset rate increases in time deposits in the second quarter of 2005 when compared to both the first quarter of 2005 and the second quarter of 2004.

The average cost on interest bearing deposits increased to 2.41% for the second quarter of 2005, from 2.28% in the first quarter of 2005 and 2.31% in the second quarter of 2004.  These changes in rates contributed $36,000 and $33,000 of increases in interest expense from the first quarter of 2005 and the second quarter of 2004, respectively.  While the changes in deposits,  as discussed earlier, contributed decreases of $13,000 and $119,000 of interest expense from the first quarter of 2005 and the second quarter of 2004, respectively which combined with the changes in rates resulted in decreases in total expenses for the period.

Average borrowings were down $1.9 million for the second quarter of 2005 compared to the first quarter of 2005, and $2.6 million compared to the second quarter of 2004.  These decreases in the average balances accounted for $26,000 and $37,000 in reduced interest expenses for each respective period.

Net interest income for the first six months of 2005 increased $273,000, or 10.5%, from the first six months of  2004 on earning assets that were $22.5 million (10.7%) lower.  Table 12 shows the components of the Company’s net interest margin for the first six months of  2005 and 2004.  Net interest margin was 3.06% for the six months ended June 30, 2005 and 2.47% for the prior year’s period.  The yield on average earning assets increased 52 basis points and the total interest cost of funding earning assets decreased 5 basis points compared to the first six months of 2004.

The same factors that affected the mix and rates for earning assets and funding sources in the second quarter of 2005 were also evident for the year-to-date period.  The Company’s liquidation of its investment in FHLMC stock and reduced average balances in collateralized mortgage obligations and mutual fund investments contributed $837,000 to the reduction in interest income in the first six months of 2005 from the same period of 2004.  These reductions were not fully offset by an increase in average loan balances and increases in yields received on loans and investments, leaving an overall reduction in interest income of $90,000in the first six months of 2005 compared to the same period in 2004.

Interest expenses were $363,000 lower for the first six months of 2005 from the first six months of 2004.  The average cost of interest bearing deposits was nearly unchanged at 2.34% for the year to date in 2005 compared to 2.35% for the same period in 2004.  The average cost of borrowings during the first six months was 5.28% in 2005 compared to 5.66% in 2004.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Second Quarter 2005			First Quarter 2005			Second Quarter 2004
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 89,617	$ 1,685	7.52%	$ 91,676	$ 1,838	8.02%	$ 86,929	$ 1,640	7.55%
U.S. Treasury securities	520	9	7.02	678	11	6.49	876	15	6.85
U.S. Agency securities	5,022	64	5.08	222	2	3.60	-	-	-
Mortgage-backed securities	199	1	2.39	232	4	6.90	281	5	7.12
Collateralized mortgage obligations	29,815	390	5.23	24,780	351	5.67	30,595	412	5.39
Mutual funds	49,634	427	3.44	49,702	356	2.87	63,354	356	2.25
FHLMC stock	-	-	-	6,980	-	-	21,234	279	5.26
Total investment in securities	85,190	891	4.18	82,594	724	3.51	116,340	1,067	3.67
FHLB stock	2,464	17	2.74	2,448	22	3.59	2,518	10	1.59
Federal funds sold and demand deposits	7,617	54	2.84	13,135	79	2.41	4,275	-	-
Total interest-earning assets	184,888	2,647	5.73%	189,853	2,663	5.61%	210,062	2,717	5.17%
NONINTEREST-EARNING ASSETS
Other assets	5,757			6,006			6,765
Allowance for loan losses	(920)			(920)			(593)
Total assets	$ 189,725			$ 194,939			$ 216,234

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 7,738	$ 24	1.22%	$ 8,627	$ 27	1.25%	$ 9,140	$ 29	1.27%
Savings deposits	30,648	95	1.24	32,330	100	1.24	34,475	110	1.28
Time deposits	84,004	619	2.95	84,718	588	2.78	98,953	685	2.77
Total interest-bearing deposits	122,390	738	2.41	125,675	715	2.28	142,568	824	2.31
Borrowings	36,504	482	5.28	38,442	508	5.29	39,122	554	5.66
Total interest-bearing liabilities	158,894	1,220	3.07%	164,117	1,223	2.98%	181,690	1,378	3.03%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	799			912			799
Other liabilities	1,052			900			3,249
Shareholders' equity	28,980			29,010			30,496
Total liabilities and shareholders' equity	$ 189,725			$ 194,939			$ 216,234
Net interest income and margin		$ 1,427	3.09%		$ 1,440	3.03%		$ 1,339	2.55%
Net interest-earning assets and spread	$ 25,994		2.66%	$ 25,736		2.63%	$ 28,372		2.14%
Cost of funding interest-earning assets			2.64%			2.58%			2.62%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Second Quarter 2005 Compared to:
	First Quarter of 2005			Second Quarter of 2004
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$ (41)	$ (112)	$ (153)	$ 51	$ (6)	$ 45
U.S. Treasury securities	(3)	1	(2)	(6)	-	(6)
U.S. Agency securities	43	19	62	-	64	64
Mortgage-backed securities	(1)	(2)	(3)	(1)	-	(4)
Collateralized mortgage obligations	71	(32)	39	(11)	(11)	(22)
Mutual funds	-	71	71	(77)	148	71
FHLMC stock	-	-	-	(279)	-	(279)
Total investment in securities	110	57	167	(374)	201	(176)
FHLB stock	-	(5)	(5)	-	7	7
Federal funds sold and demand deposits	(33)	8	(25)	-	54	54
Total interest income	36	(52)	(16)	(323)	256	(70)

INTEREST EXPENSE
NOW account deposits	$ (3)	$ -	$ (3)	$ (4)	$ (1)	$ (5)
Savings deposits	(5)	-	(5)	(12)	(3)	(15)
Time deposits	(5)	36	31	(103)	37	(66)
Total interest-bearing deposits	(13)	36	23	(119)	33	(86)
Borrowings	(26)	-	(26)	(37)	(35)	(72)
Total interest expense	(39)	36	(3)	(156)	(2)	(158)
Change in net interest income	75	(88)	(13)	(167)	258	88

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 90,641	$ 3,523	7.77%	$ 84,283	$ 3,203	7.60%
U.S. Treasury securities	599	20	6.72	879	29	6.60
U.S. Agency securities	2,635	66	5.00	-	-	-
Mortgage-backed securities	215	5	4.83	306	11	7.19
Collateralized mortgage obligations	27,311	741	5.43	31,246	846	5.42
Mutual funds	49,668	783	3.15	65,035	733	2.25
FHLMC stock	3,471	-	-	20,756	557	5.37
Total investment in securities	83,899	1,615	3.85	118,222	2,176	3.68
FHLB stock	2,456	39	3.17	2,625	20	1.52
Federal funds sold and demand deposits	10,361	133	2.57	4,774	1	0.04
Total interest-earning assets	187,357	5,310	5.67%	209,904	5,400	5.15%
NONINTEREST-EARNING ASSETS
Other assets	5,792			7,482
Allowance for loan losses	(920)			(597)
Total assets	$ 192,229			$ 216,789

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 8,180	$ 51	1.24%	$ 9,256	$ 64	1.38%
Savings deposits	31,484	195	1.24	34,664	240	1.38
Time deposits	84,359	1,207	2.86	98,400	1,368	2.78
Total interest-bearing deposits	124,023	1,453	2.34	142,320	1,672	2.35
Borrowings	37,468	990	5.28	40,045	1,134	5.66
Total interest-bearing liabilities	161,491	2,443	3.03%	182,365	2,806	3.08%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	875			796
Other liabilities	973			3,696
Shareholders' equity	28,890			29,932
Total liabilities and shareholders' equity	$ 192,229			$ 216,789
Net interest income and margin		$ 2,867	3.06%		$ 2,594	2.47%
Net interest-earning assets and spread	$ 25,866		2.64%	$ 27,539		2.07%
Cost of funding interest-earning assets			2.61%			2.67%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Six Months 2005 Compared to:
	First Six Months of 2004
	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate
INTEREST INCOME
Loans	$ 242	$ 78	$ 320
U.S. Treasury securities	(9)	-	(9)
U.S. Agency securities	-	66	66
Mortgage-backed securities	(3)	(3)	(6)
Collateralized mortgage obligations	(107)	2	(105)
Mutual funds	(173)	223	50
FHLMC stock	(557)	-	(557)
Total investment in securities	(849)	288	(561)
FHLB stock	(1)	20	19
Federal funds sold and demand deposits	1	131	132
Total interest income	(607)	517	(90)

INTEREST EXPENSE
NOW account deposits	$ (7)	$ -	$ (13)
Savings deposits	(22)	(23)	(45)
Time deposits	(195)	34	(161)
Total interest-bearing deposits	(224)	11	(219)
Borrowings	(73)	(71)	(144)
Total interest expense	(297)	(60)	(363)
Change in net interest income	(310)	577	273

PROVISION FOR LOAN LOSSES

The Company made no provision for losses in the first or second quarter of 2005, compared to $19,000 in the second quarter of 2004.  There were no charge-offs in the first or second quarter of 2005.  Net charge-offs totaled $3,000 in the second quarter of 2004.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME

Non-interest income increased $141,000 for the second quarter of 2005 compared to the same time period in 2005 and increased $128,000 for the first six months of 2005 compared to the first six months of 2004.  Non-interest income before securities transactions was down $2,000, or 8%, for the second quarter of 2005 compared to the same time period of 2004 and up $3,000, or 6%, for the first six months of 2005 compared to the first six months of 2004.  Losses from the sale of securities totaled $18,000 in the first six months of 2005 compared to losses of $143,000 for the first six months of 2004.  The major categories of non-interest income for the three and six months ended June 30, 2005 and 2004 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2005	June 30, 2004	Percentage Increase (Decrease)	June 30, 2005	June 30, 2004	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 5	$ 5	0%	$ 12	$ 10	20%
ATM fees	2	3	(33)	4	5	(20)
Early closing penalties	2	1	100	3	2	50
Income from real estate held for investment	13	12	8	26	24	8
Miscellaneous	2	5	(60)	5	6	(17)
Total noninterest income before securities transactions	24	26	(8)	50	47	6
Securities transactions	-	(143)	100	(18)	(143)	87
Total noninterest income	$ 24	$ (117)	(a)	$ 32	$ (96)	(a)
(a) Not meaningful

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2005 totaled $1.1 million, a $49,000 (4%) decrease from the second quarter of 2004.    For the first six months of 2005, non-interest expenses were $2.6 million, a $325,000 (14%) increase from 2004.  Included in these expenses for the first half of 2005 is a charge of $428,000 related to retirement benefits to be paid to the Company’s former President and Chief Executive Officer.  Without this charge, non-interest expenses would have been approximately $103,000 below that of the year earlier quarter.  Non-interest expense for the three and six months ended June 30, 2005 and 2004 are presented in Table 15 below.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2005	June 30, 2004	Percentage Increase (Decrease)	June 30, 2005	June 30, 2004	Percentage Increase (Decrease)
Employee compensation	$ 490	$ 450	9%	$ 1,381	$ 937	47%
Employee benefits	173	193	(11)	352	387	(9)
Total personnel expense	663	643	3	1,732	1,324	31
Net occupancy expense	109	97	12	216	198	9
Ad Valorem taxes	109	140	(22)	218	268	(19)
Data processing costs	31	50	(38)	78	108	(28)
Advertising	19	30	(37)	44	62	(29)
ATM server expenses	7	12	(42)	13	23	(43)
Professional fees	48	35	37	114	57	100
Deposit insurance and supervisory fees	30	28	8	57	56	2
Printing and office supplies	17	27	(37)	28	45	(38)
Telephone	9	23	(61)	28	42	(33)
Dues and subscriptions	9	14	(36)	19	31	(39)
Other operating expenses	20	21	(1)	41	49	(17)
Total non-interest expense	1,071	$ 1,120	(4)%	$ 2,588	$ 2,263	14%
Efficiency Ratio	73.81%	91.65%		89.27%	90.59%
Efficiency Ratio - Exluding Securities Transactions	73.81%	82.05%		88.72%	85.69%

Personnel costs, which represent the largest component of non-interest expense, increased $20,000, or 3% to $663,000 in the second quarter of 2005 compared to $643,000 in the second quarter of 2004.  Personnel costs increased $408,000, or 31%, to $1.7 million in the first half of 2005 compared to $1.3 million the half of 2004.  This increase was the result of the charge for retirement benefits discussed above.  Without this charge, personnel expense would have been $1.3 million in 2005, a $20,000 (1.5%) decrease from the comparable period in the previous year.

Professional fees increased $13,000, or 37% in the second quarter of 2005 compared to the second quarter of 2004 and $57,000, or 100% during the first half of 2005 compared to the first half of 2004.  This increase was primarily due to consulting fees paid to assist management in evaluating its policies and procedures concerning the Association’s loan portfolio and fees associated with the departure of the Company’s former Chief Executive Officer.

Data processing costs decreased $19,000, or 38%, in the second quarter of 2005 compared to the same period for 2004 and $30,000, or 28% for the first half of 2005 compared to the first half of 2004.  During the first quarter of  2004, the Association introduced an internet banking product.  In connection with the set up of this new service, the Company incurred a one-time charge of $18,000.  In addition, the Company converted to a new core processing system in the first quarter of 2005 that has reduced recurring monthly service fees.

The following table presents GS Financial’s results of operations under generally accepted accounting principles (GAAP) and the results of operations excluding the charge for retirement benefits discussed earlier (referred to as Non-GAAP).  Management views the $428,000 in costs recorded in the first quarter of 2005 upon the retirement of the Company’s former President to be non-recurring in nature.  Currently, there are no employment or severance agreements in place at either the Company or the Association.  Management believes the non-GAAP presentation is useful to investors because it provides information of the Company’s underlying operations and performance trends.  Specifically, these measures permit evaluation and comparison of the results of ongoing business operations that management uses to assess the performance of the Association’s operations.  While management considers the non-GAAP presentation to be useful, it should not be considered an alternative to GAAP.

TABLE 16. GAAP TO NON-GAAP RECONCILIATION
($ in thousands, except per share data)	GAAP	Post-Retirement Benefits and Related Interest	Non-GAAP
Six Months Ended June 30, 2005
Noninterest expense	$ 2,588	$ 428	$ 2,160
Income tax provision	139	145	284
Net Income	172	282	454
Earnings per share - Basic	0.14	0.24	0.38
Earnings per share - Diluted	0.14	0.23	0.37
Efficiency Ratio	89.27%	14.76%	74.51%
Efficiency Ratio - Excluding Securities Transactions	88.72%	14.67%	74.05%
Six Months Ended June 30, 2004
Noninterest expense	$ 2,263	$ -	$ 2,263
Income tax provision	(3)	-	(3)
Net Income	205	-	205
Earnings per share - Basic	0.18	-	0.18
Earnings per share - Diluted	0.17	-	0.17
Efficiency Ratio	90.59%	-	90.59%
Efficiency Ratio - Exluding Securities Transactions	85.69%	-	85.69%

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (April 1, 2005 - April 30, 2005)	-	$ -	-	-
Month 2 (May 1, 2005 - May 31, 2005)	-	-	-	-
Month 3 (June 1, 2005 - June 30, 2005)	756	18.00	-	-
Total	756	$ 18.94	-	-
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

GS FINANCIAL CORP.

Date:	August 15, 2005	By:	/s/ Ralph E. Weber
Ralph E. Weber Interim President and Chief Executive Officer
Date:	August 15, 2005	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer