Form 10-Q
period 2005-09-30
GS FINANCIAL CORP
filed 2005-11-14
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___    No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common Stock, par value $.01 per share	1,284,031 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	9/30/2005 (Unaudited)	12/31/2004 (Audited)
ASSETS

Cash & Amounts Due from Depository Institutions	$ 1,678	$ 1,613
Interest-Bearing Deposits from Other Banks	4,331	3,761
Federal Funds Sold	2,730	1,650
Total Cash and Cash Equivalents	8,739	7,024
Securities Available-for-Sale, at Fair Value	80,835	94,557
Loans, Net	84,901	92,158
Accrued Interest Receivable	1,115	596
Premises & Equipment, Net	2,380	2,508
Stock in Federal Home Loan Bank, at Cost	2,150	2,445
Foreclosed Assets	159	-
Real Estate Held-for-Investment, Net	481	493
Other Assets	443	285
Total Assets	$ 181,203	$ 200,066

LIABILITIES
Deposits
Interest-Bearing Deposits	$ 116,459	$ 129,758
Noninterest-Bearing Deposits	1,034	965
Total Deposits	117,493	130,723
FHLB Advances	33,937	39,689
Other Liabilities	1,073	710
Total Liabilities	152,503	171,122

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$ -	$ -

Common Stock - $.01 Par Value	34	34

Additional Paid-in Capital	34,572	34,425
Unearned ESOP Stock	(310)	(521)
Unearned RRP Trust Stock	(861)	(865)
Treasury Stock (2,154,469 Shares at September 30, 2005 and 2,150,720 Shares at December 31, 2004)	(32,193)	(32,119)
Retained Earnings	28,335	28,286
Accumulated Other Comprehensive Loss	(877)	(296)
Total Stockholders' Equity	28,700	28,944
Total Liabilities & Stockholders' Equity	$ 181,203	$ 200,066
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share data)	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$ 1,661	$ 1,671	$ 5,184	$ 4,874
Investment Securities	924	1,111	2,539	3,287
Other Interest Income	85	11	257	32
Total Interest and Dividend Income	2,670	2,793	7,980	8,193

INTEREST EXPENSE
Deposits	774	794	2,227	2,466
Advances from Federal Home Loan Bank	457	539	1,447	1,673
Interest Expense	1,231	1,333	3,674	4,139

NET INTEREST INCOME	1,439	1,460	4,306	4,054
PROVISION FOR LOAN LOSSES	-	-	-	33
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,439	1,460	4,306	4,021

NON-INTEREST EXPENSE
Salaries and Employee Benefits	600	664	2,332	1,988
Occupancy Expense	110	111	326	319
Other Expenses	271	354	911	1,085
Total Non-Interest Expense	981	1,129	3,569	3,392
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	458	331	737	629

NON-INTEREST (LOSS) INCOME
Net (Loss) on Available-for-Sale Securities	-	(73)	(18)	(216)
Other (Loss) Income	(116)	(12)	(66)	35
Total Non-Interest Income	(116)	(85)	(84)	(181)

INCOME BEFORE INCOME TAXES	342	246	653	448
INCOME TAX EXPENSE	111	6	250	3
NET INCOME	$ 231	$ 240	$ 403	$ 445

EARNINGS PER SHARE
Basic	$ 0.20	$ 0.21	$ 0.34	$ 0.38
Diluted	$ 0.20	$ 0.20	$ 0.34	$ 0.38
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2003	$ 34	$ 34,231	$ (31,804)	$ (802)	$ (1,059)	$ 28,553	$ 155	$ 29,308
Comprehensive Income:
Net Income	-	-	-	-	-	445	-	445
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(653)	(653)
Total Comprehensive Income	-	-	-	-	-	445	(653)	(208)
Distribution of RRP Stock	-	(5)	-	-	20	-	-	15
ESOP Compensation Earned	-	196	-	211	-	-	-	407
Purchase of Treasury Stock	-	-	(243)	-	-	-	-	(243)
Dividends Declared	-	-	-	-	-	(354)	-	(354)
Balances at September 30, 2004	$ 34	$ 34,422	$ (32,047)	$ (591)	$ (1,039)	$ 28,644	$ (498)	$ 28,925

Balances At December 31, 2004	$ 34	$ 34,425	$ (32,119)	$ (521)	$ (865)	$ 28,286	$ (296)	$ 28,944
Comprehensive Income:
Net Income	-	-	-	-	-	403	-	403
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(581)	(581)
Total Comprehensive Income	-	-	-	-	-	403	(581)	(178)
Distribution of RRP Stock	-	1	-	-	4	-	-	5
ESOP Compensation Earned	-	146	-	211	-	-	-	357
Purchase of Treasury Stock	-	-	(74)	-	-	-	-	(74)
Dividends Declared	-	-	-	-	-	(354)	-	(354)
Balances at September 30, 2005	$ 34	$ 34,572	$ (32,193)	$ (310)	$ (861)	$ 28,335	$ (877)	$ 28,700
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
($ in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 403	$ 445
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	116	106
Discount Accretion Net of Premium Amortization	(60)	(42)
Provision for Loan Losses	-	33
Non-Cash Dividend - FHLB Stock	(61)	(31)
Net Loan Fees	2	-
Mutual Fund Dividends Reinvested	(149)	(1,019)
ESOP Shares Expense	357	407
RRP Expense	88	83
Loss on Disposal and Write-down of Property and Equipment	159	216
Loss on Sale of Investments	18	34
Deferred Income Tax Provision (Benefit)	112	(145)
Changes in Operating Assets and Liabilities
Increase in Accrued Interest Receivable	(519)	(31)
(Increase) Decrease in Prepaid Income Taxes	(16)	28
Increase in Other Assets	51	(159)
Decrease in Accrued Interest - FHLB Advances	27	(167)
Decrease in Accrued Income Tax	(65)	-
Increase in Other Liabilities	402	612
Net Cash Provided by Operating Activities	865	370

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	5,927	7,975
Proceeds from Sales of Investment Securities	19,331	10,921
Purchases of Investment Securities	(12,077)	(11,941)
Investment in Mutual Funds, Net	(153)	16,907
Loan Originations and Principal Collections, Net	7,100	(12,012)
Capitalized REO Expenses	(4)	(23)
Purchases of Premises and Equipment	(136)	(9)
Proceeds from Disposal of Property and Equipment	1	-
Proceeds from Sales of Foreclosed Real Estate	-	385
Proceeds from Sale of FHLB Stock	356	327
Net Cash Provided by Investing Activities	20,345	12,530

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(74)	(243)
Decrease in Advances from Federal Home Loan Bank	(5,752)	(546)
Payment of Cash Stock Dividends	(354)	(354)
(Decrease) Increase in Deposits	(13,230)	(6,627)
Decrease in Deposits for Escrows	(85)	(3)
Net Cash Used In Financing Activities	(19,495)	(7,773)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,715	5,127
CASH AND CASH EQUIVALENTS - Beginning of Period	7,024	11,371
CASH AND CASH EQUIVALENTS - End of Period	$ 8,739	$ 16,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	3,701	4,306
Income Taxes	220	120
Loans Transferred to Foreclosed Real Estate During the Period	155	344
Market Value Adjustments for Gain on Securities-for-Sale
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

The determination of the allowance for loan losses is a material estimate that is particularly subject to significant change.  The Company is in the process of conducting a review of its loan portfolio in the aftermath of Hurricane Katrina, and while no additional provision has been recorded at this time, management believes that there will be a charge in the future and that the amount may be significant to the financial statements.

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  These unaudited financial statements should be read in conjunction with the Company’s 2004 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands, except per share data)	2005	2004	2005	2004
Numerator:
Net Income	$ 231	$ 240	$ 403	$ 445
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$ 231	$ 240	$ 403	$ 445
Denominator
Weighted-Average Shares Outstanding	1,180,635	1,152,393	1,181,436	1,156,409
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	316	22,591	10,640	26,724
Denominator for Diluted Earnings Per Share	1,180,951	1,174,984	1,192,075	1,183,132
Earnings Per Share
Basic	$ 0.20	$ 0.21	$ 0.34	$ 0.38
Diluted	0.20	0.20	0.34	0.38
Cash Dividends Per Share	$ 0.10	$ 0.10	$ 0.30	$ 0.30

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan is secured by those shares not yet allocated to plan participants.  At September 30, 2005, there were 52,054 unallocated shares and the balance of the loan was $427,000.  The Association bears the cost of the ESOP as compensation expense, which is based on the principal and interest payments on the corresponding debt as well as the market value of the stock.  Compensation expense related to the ESOP was $92,000 and $317,000 for the three and nine month periods ended September 30, 2005, respectively, compared to $118,000 and $368,000 for the same time periods ended September 30, 2004.

NOTE 4 – STOCK OPTION PLAN

On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees.  Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options, of which 230,868 shares are fully vested and exercisable.  To date no options have been exercised.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation.  As provided for in SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense.  Because all of the options that have been granted have vested prior to 2004, net income and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 would not have been affected if the Company had applied the fair value recognition provisions of SFAS No. 123, to measure and recognize stock based compensation expense.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of September 30, 2005 of the 125,028 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 89,697 have been earned and issued.  Compensation expense related to the RRP was $31,000 and $88,000 for the three and nine month periods ended September 30, 2005, respectively, compared to $34,000 and $82,000 for the same time periods ended September 30, 2004.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	Three Months Ended			Nine Months Ended
($ in thousands, except per share data)	September 30, 2005	June 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
SUMMARY OF INCOME
Interest Income	$ 2,670	$ 2,647	$ 2,793	$ 7,980	$ 8,193
Interest Expense	1,231	1,220	1,333	3,674	4,139
Net Interest Income	1,439	1,427	1,460	4,306	4,054
Provision for Loan Losses	-	-	-	-	33
Net Interest Income After Provision for Loan Losses	1,439	1,427	1,460	4,306	4,021
Non-Interest Income	(116)	24	(85)	(84)	(181)
Non-Interest Expense	981	1,071	1,129	3,569	3,392
Net Income Before Taxes	342	380	246	653	448
Income Tax Expense	111	109	6	250	3
Net Income	231	271	240	403	445
SELECTED BALANCE SHEET DATA
Total Assets	$ 181,203	$ 189,403	$ 207,191
Loans Receivable, Net	84,901	87,903	89,002
Investment Securities	80,835	84,406	95,269
Deposit Accounts	117,493	123,860	135,481
Borrowings	33,937	35,817	41,589
Stockholders' Equity	28,700	28,825	28,925
SELECTED AVERAGE BALANCES
Total Assets	$ 185,447	$ 189,725	$ 207,193	$ 190,054	$ 213,591
Loans Receivable, Net	86,978	89,617	87,975	89,406	85,513
Investment Securities	83,241	85,190	107,502	83,676	107,570
Deposit Accounts	121,253	123,189	137,922	123,670	141,385
Borrowings	34,739	36,504	38,521	36,548	39,537
Equity	28,934	28,980	27,805	28,905	29,223
KEY RATIOS
Return on average assets	0.50%	0.57%	0.46%	0.28%	0.28%
Return on average shareholders' equity	3.19%	3.74%	3.45%	1.86%	2.03%
Net Interest Margin	3.20%	3.09%	2.91%	3.10%	2.72%
Average loans to average deposits	71.73%	72.75%	63.79%	72.29%	60.48%
Average Interest-earning assets to interest-bearing liabilities	116.54%	116.36%	114.41%	116.19%	110.16%
Efficiency ratio	74.15%	73.81%	82.11%	84.53%	87.58%
Non-interest expense to average assets	2.12%	2.26%	2.18%	2.50%	2.12%
Allowance for loan losses to total loans	1.07%	1.04%	0.68%
Stockholders' equity to total assets	15.84%	15.22%	13.96%
COMMON SHARE DATA
Earnings Per Share
Basic	$ 0.20	$ 0.14	$ 0.21	$ 0.34	$ 0.38
Diluted	0.20	0.14	0.20	0.34	0.38
Dividends Paid Per Share	0.10	0.10	0.10	0.30	0.30
Book Value Per Share	22.35	22.45	22.39
Average Shares Outstanding
Basic	1,180,635	1,182,616	1,152,393	1,181,436	1,156,409
Diluted	1,180,951	1,201,867	1,174,984	1,192,075	1,183,132

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first nine months of 2005 and 2004.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings and Homestead Association (“Guaranty” or the “Association”).  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2004 annual report on Form 10-K.

IMPACT OF HURRICANE KATRINA

Hurricane Katrina, a category 3 storm, provided the Company with a significant challenge as it made a direct hit on our primary market area.  The following summarizes the impacts that have been experienced to date:

Facilities – The Company incurred significant damage to its branch office located in Orleans Parish.  The Company recorded impairment charges totaling $155,000 in the third quarter of 2005 related to the damaged facilities and equipment.  While there was no appreciable damage to any of the Company’s other branches, power, communication, and security links were down for several days, restricting the Association’s ability to conduct business.

Credit Quality – Management of the Company  has begun the process of evaluating its loan portfolio.  All loans are being analyzed in an effort to estimate the total balance that may have been affected.  Some of the areas of concern include, but are not limited, the lack of flood insurance in those areas that were not in a federally designated flood zone, decreased property values, the repayment capabilities of borrowers in light of the current economy.  While it is premature to conclude the ultimate impact of the hurricane on the credit quality of the loan portfolio, management believes that additional reserves will be necessary and that those reserves may be significant.  As of the date hereof, management is unable to determine the level of reserves that may be required in the future.

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

Forward-looking statements are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement.  Some of the more important assumptions include:

•

the outcome of the Company’s evaluation of its loan portfolio in the aftermath of Hurricane Katrina,

•

expectations about overall economic strength and the performance of the economies in Guaranty’s market area,

•

expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,

•

reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and

•

expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Guaranty’s ability to execute its plans to respond effectively.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans decreased $7.3 million, or 7.8%, from year-end 2004 to the end of the third quarter of 2005.  Average loans for the third quarter of 2005 were $87.0 million, down $997,000 (1.1%) compared to the third quarter of 2004.  Year-to-date average loans at September 30, 2005 totaled $89.4 million, up $3.9 million (4.6%) from the same time period in 2004. Table 1, which is based on regulatory reporting codes, shows loan balances at September 30, 2005 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2005			2004
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Real estate loans - residential	$ 38,502	$ 39,266	$ 41,666	$ 45,007	$ 45,963
Real estate loans - commercial and other	30,433	32,926	32,722	36,143	33,769
Real estate loans - construction	13,534	13,836	13,441	8,233	6,292
Consumer loans	562	646	535	629	598
Commercial business loans	2,784	2,142	2,302	3,058	2,983
Total Loans	$ 85,815	$ 88,816	$ 90,666	$ 93,070	$ 89,605
Average Loans During Period	$ 86,978	$ 89,617	$ 91,676	$ 92,198	$ 87,975

Over the past several years the Company has been able to develop significant new business in the growing commercial lending market including loans secured by commercial real estate and multi-family residential property.    At December 31, 2004, these loans made up approximately 39% of the entire loan portfolio.  During the last quarter of 2004 and extending into 2005, management performed a review of the Company’s underwriting practices in this area.  This review was initiated as a result of concerns over the portion of the portfolio that was delinquent more than 90 days and the number of relatively large loan account balances outstanding with certain individual borrowers.  As a result of its review, the Company updated and strengthened its commercial loan policies and procedures.  While this review was being performed, the number of commercial loan originations decreased, resulting in a reduction of $5.7 million, or 15.8%,  in outstanding balances at September 30, 2005, compared to year-end 2004 and a reduction of $3.3 million, or 9.9%,  from the end of the September 30, 2004 quarter.  The Company plans to continue to originate commercial real estate loans in accordance with its updated policies and underwriting standards.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At September 30, 2005 the allowance for loan losses was $920,000, or 1.07%, of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.  As discussed earlier, the Company is conducting an evaluation of its loan portfolio in the aftermath of Hurricane Katrina and management believes that additional provisions to the allowance for loan losses will likely be necessary in the future.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2005			2004
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning Balance	$ 920	$ 920	$ 920	$ 610	$ 610
Provision for Losses	-	-	-	310	-
Loans Charged Off	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$ 920	$ 920	$ 920	$ 920	$ 610
Ratios
Charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	1.07%	1.04%	1.01%	0.99%	0.68%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at September 30, 2005 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on non-accrual status and foreclosed assets.

Because of the effects of Hurricane Katrina, the Association has allowed its customers to defer up to three loan payments.  As a result, these loans are classified as delinquent at September 30, 2005 for the purposes of the schedule below.  However, management believes that the loans subject to the deferral would not be delinquent under normal circumstances.  In addition, there are $1,614 of loans that are currently reported as being delinquent 90 days that management considers to be a performing asset and continue to accrue interest.

TABLE 3. DELINQUENT LOANS
	2005			2004
($ in thousands)	September 30	June 30	March 31	December 31	September 30
30-89 Days	$ 8,668	$ 5,205	$ 3,945	$ 8,106	$ 5,588
90+ Days	1,773	559	922	894	2,207
Total	$ 10,441	$ 5,764	$ 4,867	$ 9,000	$ 7,795
Ratios
Loans delinquent 90 days to total loans	2.07%	0.63%	1.02%	0.96%	2.46%
Total delinquent loans to total loans	12.17%	6.49%	5.37%	9.67%	8.70%
Allowance for loan losses to 90 day delinquencies	51.89%	164.58%	99.78%	102.91%	27.64%
Allowance for loan losses to total delinquencies	8.81%	15.96%	18.90%	10.22%	7.83%

TABLE 4. NONPERFORMING ASSETS
	2005			2004
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Loans accounted for on a nonaccrual basis	$ 187	$ 559	$ 922	$ 894	$ 2,207
Foreclosed assets	159	159	-	-	-
Total nonperforming assets	$ 346	$ 718	$ 922	$ 894	$ 2,207
Ratios
Nonperforming assets to loans plus foreclosed assets	0.40%	0.81%	1.02%	0.96%	2.46%
Nonperforming assets to total assets	0.19%	0.38%	0.48%	0.45%	1.07%
Allowance for loan losses to nonperforming assets	265.90%	128.13%	99.78%	102.91%	27.64%

INVESTMENT IN SECURITIES

At September 30, 2005, the Company’s total securities available-for-sale were $80.8 million, compared to $94.6 million at December 31, 2004 and $95.3 million at September 30, 2004.  Mutual fund investments made up 61.1% of the portfolio at September 30, 2005, compared to 52.5% at year-end 2004 and 51.5% at September 30, 2004.  At September 30, 2005, collateralized mortgage obligations made up 32.0% of the portfolio, compared to 25.9% at December 31, 2004 and 27.1% at September 30, 2004.  During the nine month period ended September 30, 2005, the Company sold its entire $19.3 million portfolio of FHLMC stock at a loss of approximately $18,000.  Such sale was undertaken as part of the Company’s plans to restructure its portfolio by investing in securities that provide monthly cash flow and regular opportunities for reinvestment.  Table 5 shows the composition of the Company’s investment portfolio at September 30, 2005, December 31, 2004, and September 30, 2004.

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

At September 30, 2005, the net unrealized losses on the Company’s entire securities portfolio were $1.3 million or 1.62% of amortized cost, compared to net unrealized losses of $447,000, or .47% of amortized cost at December 31, 2004.  These losses consist primarily on the Company’s mutual fund investments.  Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	September 30, 2005		December 31, 2004		September 30, 2004
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury Securities	$ 500	$ 511	$ 800	$ 832	$ 800	$ 844
U.S. Agency Securities	4,988	4,989	-	-	-	-
Mortgage Backed Securities	96	102	223	238	224	240
Collateralized Mortgage Obligations	25,989	25,838	24,340	24,481	25,433	25,814
Mortgage Related Mutual Funds	50,594	49,395	50,292	49,657	49,717	49,094
FHLMC Stock	-	-	19,349	19,349	19,846	19,277
Total Investments	$ 82,167	$ 80,835	$ 95,004	$ 94,557	$ 96,020	$ 95,269

DEPOSITS

Deposit pricing strategies implemented during the second quarter of 2004 because of excess liquidity levels caused a decline of customer deposit accounts.  At September 30, 2005, deposits were 10.1%, or $13.2 million, below the level at December 31, 2004 and $17.9 million, or 13.3% below the level at the end of the third quarter of the previous year.  Average deposits totaled $121.3 million in the third quarter of 2005, a $1.9 million (1.6%) decrease from the second quarter of 2005 and a $16.7 million (12.1%) decrease from the third quarter of 2004.

Table 6 presents the composition of average deposits for the quarters ended September 30, 2005, June 30, 2005 and September 30, 2004.

TABLE 6. DEPOSIT COMPOSITION
	Third Quarter 2005		Second Quarter 2005		Third Quarter 2004
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 1,453	1.2%	$ 799	0.6%	$ 861	0.6%
NOW account deposits	7,093	5.8	7,738	6.3	8,793	6.4
Savings deposits	29,439	24.3	30,648	24.9	34,442	25.0
Time deposits	83,268	68.7	84,004	68.2	93,826	68.0
Total	$ 121,253	100.0%	$ 123,189	100.0%	$ 137,922	100.0%

BORROWINGS

At September 30, 2005, the Company’s borrowings from the Federal Home Loan Bank decreased $5.7 million, or 14.5%, from December 31, 2004 and $7.6 million, or 18.4%, from September 30, 2004.  Average advances for the third quarter of 2005 were $34.7 million, a decrease of $1.8 million, or 4.8%, from the second quarter of 2005 and a decrease of $3.7 million, or 9.8%, from the prior year’s third quarter.  The decreases were due to regularly scheduled principal payments that were not fully offset by new borrowings because of the Company’s current liquidity position.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

At September 30, 2005, stockholders’ equity totaled $28.7 million, a decrease of $244,000 from December 31, 2004.  This decrease was due to dividends of $354,000, $593,000 in unrealized losses on investment securities available-for-sale, net of related deferred income taxes and treasury stock purchases of $74,000.  The decreases were partially offset by net income of $403,000 and capitalized stock based compensation costs of $362,000.  As discussed earlier, the Company is conducting an evaluation of its loan portfolio in the aftermath of Hurricane Katrina and management believes that additional increases to its allowance for loan losses will likely be necessary in the future.  As of the date hereof, management is unable to ascertain the amount of such provision.  These charges could have a significant impact on the capitalization of the Company.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,325	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,108	19.00
2004	16,842	315	18.70
Nine Months Ended September 30, 2005	3,907	74	18.94
Total Stock Repurchases	2,154,469	$ 32,193	$ 14.94

The ratios in Table 8 indicate that the Association remained well capitalized at September 30, 2005.   Reductions in the Association’s loans and investment portfolios caused a decrease in  risk-weighted assets of $22.7 million since year-end 2004.  The regulatory capital ratios of Guaranty Savings and Homestead Association exceed the minimum required ratios, and the Association has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2005	2004
($ in thousands)	September 30	December 31	September 30
Tier 1 regulatory capital	$ 27,500	$ 26,631	$ 26,250
Tier 2 regulatory capital	500	920	610
Total regulatory capital	$ 28,000	$ 27,551	$ 26,860
Adjusted total assets	$ 180,969	$ 198,389	$ 205,169
Risk-weighted assets	$ 75,731	$ 98,417	$ 99,067
Ratios
Tier 1 capital to total assets	15.20%	13.42%	12.79%
Tier 1 capital to risk-weighted assets	36.31%	27.06%	26.50%
Total capital to risk-weighted assets	36.97%	27.99%	27.11%
Shareholders' equity to total assets	15.84%	14.47%	13.96%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first three and nine months of 2005.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2005 and 2004.  While the Company reported net income of only $403,000 for the nine months ended September 30, 2005, there was a net cash increase of  $865,000 from operations.  Certain adjustments are made to net income to reach the level of cash provided by operating activities.  Some of these adjustments include non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (mutual fund dividends reinvested in principal, accretion of discounts, and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data.  Table 9 illustrates some of the factors that the Company uses to measure liquidity.  After a period of increasing levels, the Company’s liquidity position has declined during the first nine months of 2005, primarily reflecting increases in lending activity and lower levels of customer deposits as discussed earlier.

TABLE 9. KEY LIQUIDITY INDICATORS
	2005	2004
($ in thousands)	September 30	December 31	September 30
Cash and cash equivalents	$ 8,739	$ 7,024	$ 16,498
Total loans	88,816	93,070	89,605
Total deposits	117,493	130,723	135,481
Deposits $100,000 and over	17,525	22,067	25,396
Ratios
Total loans to total deposits	75.59%	71.20%	66.14%
Deposits $100,000 and over to total deposits	14.92%	16.88%	18.75%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the third quarter of 2005 increased $12,000, or .8%, from the second quarter of 2005, on a decrease of average earning assets of 2.6% between these periods.  Third quarter net interest income for 2005 was down $21,000, or 1.4%, on average earning assets that were down 10.3% compared with the third quarter of 2004.

The Company has maintained a significantly asset sensitive balance sheet in the short term (3 month) horizon.  As discussed in “Financial Condition – Investment Securities” an earlier section, a large portion of the investment portfolio is concentrated in mutual fund investments that reprice frequently and tend to follow trends in short term interest rates.  These interest rates have risen throughout the first nine months and third quarter of 2005 and the Company has benefited with increased yields on these investments from the same time periods in 2004.  While market interest rates have also increased on the funding side,  the Company’s excess liquidity position has allowed management to control interest costs and delay the occurrence of any significant margin compression.

During the third quarter of 2005, interest income from earning assets was up $23,000, or .9%, from the second quarter of 2005.  This increase was due primarily to increased yields earned on the Company’s earning assets.  The Company’s average yield earned during the third quarter of 2005 was 20 basis points higher than the second quarter of 2005 accounting for a $98,000 increase in interest income.  This increase was only partially offset by a decrease of $75,000 caused from a reduction in average outstanding balances of earning assets.

Third quarter interest income for 2005 was also down $123,000, or 4.4%, from the third quarter of 2004.  This decrease was primarily due to the reduction in the Company’s investment in FHLMC stock.  During the third quarter of 2004, the Company earned $278,000 on an average investment in FHLMC stock of $19.0 million.  This investment was sold in the first quarter of 2005.  The income that the Company earned on all other interest-earning assets increased $155,000 in the third quarter of 2005 over the third quarter of 2004.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Third Quarter 2005			Second Quarter 2005			Third Quarter 2004
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 86,978	$ 1,661	7.64%	$ 89,617	$ 1,685	7.52%	$ 87,975	$ 1,671	7.60%
U.S. Treasury securities	515	9	6.99	520	9	6.92	853	14	6.57
U.S. Agency securities	5,022	64	5.10	5,022	64	5.10	-	-	-
Mortgage-backed securities	132	2	6.06	199	1	2.01	234	4	6.84
Collateralized mortgage obligations	28,098	403	5.74	29,815	390	5.23	37,259	499	5.36
Mutual funds	49,474	446	3.61	49,634	427	3.44	50,120	316	2.52
FHLMC stock	-	-	-	-	-	-	19,036	278	5.84
Total investment in securities	83,241	924	4.44	85,190	891	4.18	107,502	1,111	4.13
FHLB stock	2,237	22	3.93	2,464	17	2.76	2,420	11	1.82
Federal funds sold and demand deposits	7,650	63	3.29	7,617	54	2.84	2,989	-	-
Total interest-earning assets	180,106	2,670	5.93%	184,888	2,647	5.73%	200,886	2,793	5.56%
NONINTEREST-EARNING ASSETS
Other assets	6,261			5,757			6,917
Allowance for loan losses	(920)			(920)			(610)
Total assets	$ 185,447			$ 189,725			$ 207,193

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 7,093	22	1.24%	$ 7,738	$ 24	1.24%	$ 8,793	$ 28	1.27%
Savings deposits	29,439	93	1.26	30,648	95	1.24	34,442	108	1.25
Time deposits	83,268	659	3.17	84,004	619	2.95	93,826	658	2.81
Total interest-bearing deposits	119,800	774	2.58	122,390	738	2.41	137,061	794	2.32
Borrowings	34,739	457	5.26	36,504	482	5.28	38,521	539	5.60
Total interest-bearing liabilities	154,539	1,231	3.19%	158,894	1,220	3.07%	175,582	1,333	3.04%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	1,453			799			861
Other liabilities	521			1,052			2,945
Shareholders' equity	28,934			28,980			27,805
Total liabilities and shareholders' equity	$ 185,447			$ 189,725			$ 207,193
Net interest income and margin		$ 1,439	3.20%		$ 1,427	3.09%		$ 1,460	2.91%
Net interest-earning assets and spread	$ 25,567		2.74%	$ 25,994		2.66%	$ 25,304		2.52%
Cost of funding interest-earning assets			2.73%			2.64%			2.65%

During the third quarter of 2005, interest expense was up $11,000, or .9%, from the second quarter of 2005 and down $102,000, or 7.7%, from the third quarter of 2004.  Higher rates on time deposits contributed $45,000 to the increased cost of funds in the third quarter of 2005 compared to the second quarter of 2005.  This increased cost was not fully offset by the effect of reductions in average balances during this time period.  Lower average balances of all funding sources more than offset rate increases in time deposits in the third quarter of 2005 when compared to the third quarter of 2004.

The average cost on interest bearing deposits increased to 2.58% for the third quarter of 2005, from 2.41% in the second quarter of 2005 and 2.32% in the third quarter of 2004.  These changes in rates contributed $47,000 and $75,000 of increases in interest expense from the second quarter of 2005 and the third quarter of 2004, respectively.  While the changes in deposits,  as discussed earlier, contributed decreases of $11,000 and $95,000 of interest expense from the second quarter of 2005 and the third quarter of 2004, respectively.

Average borrowings were down $1.8 million for the third quarter of 2005 compared to the second quarter of 2005, and $3.8 million compared to the third quarter of 2004.  These decreases in the average balances accounted for $23,000 and $53,000 in reduced interest expenses for each respective period.

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Third Quarter 2005 Compared to:
	Second Quarter of 2005			Third Quarter of 2004
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$ (50)	$ 26	$ (24)	$ (19)	$ 9	$ (10)
U.S. Treasury securities	-	-	-	(6)	1	(5)
U.S. Agency securities	-	-	-	64	-	64
Mortgage-backed securities	-	1	1	(2)	-	(2)
Collateralized mortgage obligations	(22)	35	13	(123)	27	(96)
Mutual funds	(1)	20	19	(4)	134	130
FHLMC stock	-	-	-	(278)	-	(278)
Total investment in securities	(23)	56	33	(349)	162	(187)
FHLB stock	(2)	7	5	(1)	12	11
Federal funds sold and demand deposits	-	9	9	-	63	63
Total interest income	(75)	98	23	(369)	246	(123)

INTEREST EXPENSE
NOW account deposits	$ (2)	$ -	$ (2)	$ (5)	$ (1)	$ (6)
Savings deposits	(4)	2	(2)	(16)	1	(15)
Time deposits	(5)	45	40	(74)	75	1
Total interest-bearing deposits	(11)	47	36	(95)	75	(20)
Borrowings	(23)	(2)	(25)	(53)	(29)	(82)
Total interest expense	(34)	45	11	(148)	46	(102)
Change in net interest income	(41)	53	12	(221)	200	(21)

Net interest income for the first nine months of 2005 increased $252,000, or 6.2%, from the first nine months of  2004 on earning assets that were $13.5 million (6.8%) lower.  Table 12 shows the components of the Company’s net interest margin for the first nine months of  2005 and 2004.  Net interest margin was 3.10% for the nine months ended September 30, 2005 and 2.72% for the prior year’s period.  The yield on average earning assets increased 24 basis points and the total interest cost of funding earning assets decreased 13 basis points compared to the first nine months of 2004.

The same factors that affected the mix and rates for earning assets and funding sources in the third quarter of 2005 were also evident for the year-to-date period.  The Company’s liquidation of its investment in FHLMC stock and reduced average balances in collateralized mortgage obligations and mutual fund investments contributed $1.1 million to the reduction in interest income in the first nine months of 2005 from the same period of 2004.  Combined with an increase in average loan balances and increases in yields received on loans and investments, the decrease in investments left an overall reduction in interest income of $213,000 in the first nine months of 2005 compared to the same period in 2004.

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 89,406	$ 5,184	7.73%	$ 85,513	$ 4,874	7.60%
U.S. Treasury securities	570	29	6.78	870	43	6.59
U.S. Agency securities	3,439	130	5.04	-	-	-
Mortgage-backed securities	187	7	4.99	282	15	7.09
Collateralized mortgage obligations	27,577	1,144	5.53	33,250	1,345	5.39
Mutual funds	49,602	1,229	3.30	60,063	1,049	2.33
FHLMC stock	2,301	-	-	13,105	835	8.50
Total investment in securities	83,676	2,539	4.05	107,570	3,287	4.07
FHLB stock	2,382	61	3.41	2,557	31	1.62
Federal funds sold and demand deposits	9,447	196	2.77	2,754	1	0.05
Total interest-earning assets	184,911	7,980	5.75%	198,394	8,193	5.51%
NONINTEREST-EARNING ASSETS
Other assets	6,063			15,798
Allowance for loan losses	(920)			(601)
Total assets	$ 190,054			$ 213,591

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 7,814	$ 73	1.25%	$ 9,102	$ 92	1.35%
Savings deposits	30,795	288	1.25	34,590	348	1.34
Time deposits	83,991	1,866	2.96	96,875	2,026	2.79
Total interest-bearing deposits	122,600	2,227	2.42	140,567	2,466	2.34
Borrowings	36,548	1,447	5.28	39,537	1,673	5.64
Total interest-bearing liabilities	159,148	3,674	3.08%	180,104	4,139	3.06%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	1,070			818
Other liabilities	931			3,446
Shareholders' equity	28,905			29,223
Total liabilities and shareholders' equity	$ 190,054			$ 213,591
Net interest income and margin		$ 4,306	3.10%		$ 4,054	2.72%
Net interest-earning assets and spread	$ 25,763		2.68%	$ 18,290		2.44%
Cost of funding interest-earning assets			2.65%			2.78%

Interest expenses were $465,000 lower for the first nine months of 2005 from the first nine months of 2004.  The average cost of interest bearing deposits increased 8 basis points to 2.42% for the year to date in 2005 compared to 2.34% for the same period in 2004.  The average cost of borrowings during the first nine months was 5.28% in 2005 compared to 5.64% in 2004.

Net interest income for the three and nine months ended September 30, 2005, includes interest accrued on loans to borrowers that may have been impacted by Hurricane Katrina.  Interest income for the three and nine months ended September 30, 2005 includes approximately $397,000 of interest accrued on loans but for which payments have not been received as a result of loan deferrals discussed above under “Loans and Allowance for Loan Losses.” As discussed earlier, the Company is conducting an evaluation of its loan portfolio and the impact this may have on borrowers’ capacity make scheduled principal and interest payments.

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Nine Months of 2005 Compared to:
	First Nine Months of 2004
	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate
INTEREST INCOME
Loans	$ 222	$ 1,787	$ 310
U.S. Treasury securities	(15)	10	(14)
U.S. Agency securities	130	-	130
Mortgage-backed securities	(5)	-	(8)
Collateralized mortgage obligations	(229)	400	(201)
Mutual funds	(183)	651	180
FHLMC stock	(688)	-	(835)
Total investment in securities	(990)	1,061	(748)
FHLB stock	(2)	42	30
Federal funds sold and demand deposits	2	194	195
Total interest income	(768)	3,084	(213)

INTEREST EXPENSE
NOW account deposits	$ (3)	$ -	$ (19)
Savings deposits	(38)	(22)	(60)
Time deposits	(269)	109	(160)
Total interest-bearing deposits	(320)	87	(239)
Borrowings	(126)	(100)	(226)
Total interest expense	(466)	(13)	(465)
Change in net interest income	(322)	715	252

PROVISION FOR LOAN LOSSES

The Company made no provision for losses in the first nine months of 2005, compared to $33,000 in the first nine months of 2004.  For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

The Company is in the process of performing a review of its loan portfolio to determine the need for any additional allowances associated with damages sustained by borrowers from Hurricane Katrina.  This review includes contacting customers, analyzing loans using property address (by zip code), flood maps and information about specific flood levels in each area to estimate the total balance that may have been affected.  As discussed earlier, some of the areas of concern include, but are not limited, the lack of flood insurance in those areas that were not in a federally designated flood zone, decreased property values, the repayment capabilities of borrowers in light of the current economy.

NON-INTEREST INCOME

Non-interest income decreased $31,000 for the third quarter of 2005 compared to the same time period in 2004 and increased $97,000 for the first nine months of 2005 compared to the first nine months of 2004.  Losses from the sale of securities totaled $18,000 in the first nine months of 2005 compared to losses of $216,000 for the first nine months of 2004.  The major categories of non-interest income for the three and nine months ended September 30, 2005 and 2004 are presented in Table 14.

The Company sustained significant impairment to one of its branches and equipment on August 29, 2005 as a result of Hurricane Katrina.  Losses related to the damaged facilities and equipment have been charged against earnings in the third quarter of 2005. The losses have been determined with information currently available as to estimated identified carrying amounts of impaired assets and extent of damage sustained.  Should the sustained damage differ from the initial assessments, the result may cause additional charges against future earnings. The amount of estimated losses recorded for the current period totaled $155,000.

TABLE 13. NON-INTEREST INCOME
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2005	September 30, 2004	Percentage Increase (Decrease)	September 30, 2005	September 30, 2004	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 6	$ 5	20%	$ 18	$ 15	20%
ATM fees	1	3	(67)	5	8	(38)
Early closing penalties	2	2	-	5	4	25
Income from real estate held for investment	10	12	(17)	36	36	-
Impairment charge due to Hurricane Katrina	(155)	-	(a)	(155)	-	(a)
Miscellaneous	20	(34)	(159)	25	(28)	(189)
Total noninterest income before securities transactions	(116)	(12)	867	(66)	35	(289)
Securities transactions	-	(73)	100	(18)	(216)	92
Total noninterest income	$ (116)	$ (85)	(a)	$ (84)	$ (181)	(a)
(a) Not meaningful

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2005 totaled $981,000, a $148,000 (13%) decrease from the third quarter of 2004.    For the first nine months of 2005, non-interest expenses were $3.6 million, a $177,000 (5%) increase from 2004.  Included in these expenses for the first nine months of 2005 is a charge of $428,000 related to retirement benefits to be paid to the Company’s former President and Chief Executive Officer.  Without this charge, non-interest expenses would have been approximately $251,000 below that of the year earlier period.  Non-interest expense for the three and nine months ended September 30, 2005 and 2004 are presented in Table 15 below.

Personnel costs, which represent the largest component of non-interest expense, decreased $65,000, or 10% to $599,000 in the third quarter of 2005 compared to $664,000 in the third quarter of 2004.  Personnel costs increased $344,000, or 17%, to $2.3 million in the first nine months of 2005 compared to $2.0 million the first nine months of 2004.  This increase was the result of the charge for retirement benefits discussed above.  Without this charge, personnel expense would have been $1.9 million in 2005, an $84,000 (4.2%) decrease from the comparable period in the previous year.

Professional fees increased $1,000, or 6% in the third quarter of 2005 compared to the third quarter of 2004 and $58,000, or 77% during the first nine months of 2005 compared to the first nine months of 2004.  This increase was primarily due to consulting fees paid to assist management in evaluating its policies and procedures concerning the Association’s loan portfolio and fees associated with the departure of the Company’s former Chief Executive Officer.

Data processing costs increased $8,000, or 16%, in the third quarter of 2005 compared to the same period for 2004 and decreased $22,000, or 14% for the first nine months of 2005 compared to the first nine months of 2004.  During the first quarter of  2004, the Association introduced an internet banking product.  In connection with the set up of this new service, the Company incurred a one-time charge of $18,000.  In addition, the Company converted to a new core processing system in the first quarter of 2005 that has reduced recurring monthly service fees.

TABLE 14. NON-INTEREST EXPENSE
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2005	September 30, 2004	Percentage Increase (Decrease)	September 30, 2005	September 30, 2004	Percentage Increase (Decrease)
Employee compensation	$ 446	$ 479	-7%	$ 1,827	$ 1,416	29%
Employee benefits	154	185	(17)	505	572	(12)
Total personnel expense	600	664	(10)	2,332	1,988	17
Net Occupancy expense	110	111	(1)	326	319	2
Ad Valorem taxes	108	135	(20)	326	403	(19)
Data processing costs	58	50	16	136	158	(14)
Advertising	3	44	(93)	47	106	(56)
ATM server expenses	5	12	(58)	18	35	(49)
Professional fees	19	18	6	133	75	77
Deposit insurance and supervisory fees	36	31	16	93	87	7
Printing and office supplies	11	17	(35)	39	62	(37)
Telephone	7	20	(65)	35	62	(44)
Dues and subscriptions	10	14	(29)	29	45	(36)
Other operating expenses	14	13	8	55	52	6
Total noninterest expense	981	$ 1,129	-13%	$ 3,569	$ 3,392	5%
Efficiency Ratio	74.15%	82.11%		84.53%	87.58%
Efficiency Ratio - Exluding Securities Transactions	74.15%	77.97%		84.17%	82.95%
(a) Not meaningful

Personnel costs, which represent the largest component of non-interest expense, decreased $64,000, or 10% to $600,000 in the third quarter of 2005 compared to $664,000 in the third quarter of 2004.  Personnel costs increased $344,000, or 17%, to $2.3 million in the first nine months of 2005 compared to $2.0 million the first nine months of 2004.  This increase was the result of the charge for retirement benefits discussed above.  Without this charge, personnel expense would have been $1.9 million in 2005, an $84,000 (4.2%) decrease from the comparable period in the previous year.

Professional fees increased $1,000, or 6% in the third quarter of 2005 compared to the third quarter of 2004 and $58,000, or 77% during the first nine months of 2005 compared to the first nine months of 2004.  This increase was primarily due to consulting fees paid to assist management in evaluating its policies and procedures concerning the Association’s loan portfolio and fees associated with the departure of the Company’s former Chief Executive Officer.

Data processing costs increased $8,000, or 16%, in the third quarter of 2005 compared to the same period for 2004 and decreased $22,000, or 14% for the first nine months of 2005 compared to the first nine months of 2004.  During the first quarter of  2004, the Association introduced an internet banking product.  In connection with the set up of this new service, the Company incurred a one-time charge of $18,000.  In addition, the Company converted to a new core processing system in the first quarter of 2005 that has reduced recurring monthly service fees.

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

TABLE 15. GAAP TO NON-GAAP RECONCILIATION
($ in thousands, except per share data)	GAAP	Post-Retirement Benefits and Related Interest	Non-GAAP
Nine Months Ended September 30, 2005
Noninterest expense	3,569	428	3,141
Income tax provision	250	145	395
Net Income	403	282	685
Earnings per share - Basic	0.34	0.24	0.58
Earnings per share - Diluted	0.34	0.24	0.58
Efficiency Ratio	84.53%	10.14%	74.40%
Efficiency Ratio - Excluding Securities Transactions	84.17%	10.09%	74.08%
Nine Months Ended September 30, 2004
Noninterest expense	3,392	-	3,392
Income tax provision	3	-	3
Net Income	445	-	445
Earnings per share - Basic	0.38	-	0.38
Earnings per share - Diluted	0.38	-	0.38
Efficiency Ratio	87.58%	-	87.58%
Efficiency Ratio - Excluding Securities Transactions	82.95%	-	82.95%

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (July 1, 2005 – July 31, 2005)	-	$ -	-	-
Month 2 (August 1, 2005 – August 31, 2005)	-	-	-	-
Month 3 (September 1, 2005 - September 30, 2005)	-	-	-	-
Total	-	$ -	-	-
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

GS FINANCIAL CORP.

Date:	November 14, 2005	By:	/s/ Ralph E. Weber
Ralph E. Weber Interim President and Chief Executive Officer
Date:	November 14, 2005	By:	/s/ Jerry M. Sintes
Jerry M. Sintes Chief Financial Officer