Form 10-K
period 2005-12-31
GS FINANCIAL CORP
filed 2006-03-31
CIK 1029630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005      COMMISSION FILE NUMBER: 0-22269

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                  WHICH REGISTERED
   -----------------------                          ----------------------------
            NONE                                                NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _____ No __X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005 (the last business day of GS Financial's most recently completed second fiscal quarter) was approximately $21.1 million.

As of March 23, 2006, GS Financial Corp had 1,208,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE                        PART OF 10-K IN WHICH
-----------------------------------                        ---------------------
                                                                    INCORPORATED
                                                                    ------------
Annual Report to Shareholders for the
  year ended December 31, 2005                                           Part II
Proxy Statement dated March 27, 2006                                    Part III


                               GS FINANCIAL CORP.

TABLE OF CONTENTS
                                                                            PAGE

--------------------------------------------------------------------------------

PART I
  Item 1:     Business                                                        1
  Item 2:     Properties                                                      7
  Item 3:     Legal Proceedings                                               7
  Item 4:     Submission of Matters to a Vote of Security Holders             7

--------------------------------------------------------------------------------

PART II
  Item 5:     Market for the Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of Equity Securities   8
  Item 6:     Selected Financial Data                                         8
  Item 7:     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8
  Item 7a:    Quantitative and Qualitative Disclosure about Market Risk       8
  Item 8:     Financial Statements and Supplementary Data                     8
  Item 9:     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        8
  Item 9a:    Controls and Procedures                                         9
  Item 9b:    Other Information                                               9

--------------------------------------------------------------------------------

PART III
  Item 10:    Directors and Executive Officers of the Registrant              9
  Item 11:    Executive Compensation                                          9
  Item 12:    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      9
  Item 13:    Certain Relationships and Related Transactions                 10
  Item 14:    Principal Accountant Fees and Services                         10

--------------------------------------------------------------------------------

PART IV
  Item 15:    Exhibits and Financial Statement Schedules                     10

SIGNATURES
EXHIBIT INDEX

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of GS Financial Corp. and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

     o    Operating, legal and regulatory risks;

     o Economic, political and competitive forces impacting our various lines of business;

     o The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

     o The possibility that increased demand for GS Financial's financial services and products may not occur;

     o    Volatility in interest rates; and/or,

     o    Other risks and uncertainties.

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

ITEM 1:   BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

GS Financial Corp. (the "Company" or "GS Financial") was incorporated under Louisiana law on December 24, 1996 as a savings and loan holding company. The Company commenced operations on April 1, 1997 as the parent of Guaranty Savings and Homestead Association (the "Association" or "Guaranty"), which has been in continuous operation in the greater New Orleans area since 1937. The Association is a Louisiana chartered savings association.

The Company, through the Association, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Association's five offices. The Association serves commercial, small business and retail customers, offering a variety of transaction and savings deposit products and secured loan products. Guaranty offers very few unsecured loans and does not provide trust or investment management services. As of December 31, 2005, the Association had assets of approximately $176.0 million and deposits of approximately $119.0 million. As of December 31, 2005, the assets of the Association constituted virtually all of the assets of GS Financial, which totaled $177.6 million at the end of the fiscal year.

COMPETITION

There is significant competition within the financial services industry in general as well as with respect to the particular financial services offered by the Company and the Association. Within its market, the Association competes directly with other small community financial institutions as well as major banking institutions of larger size and greater resources and national "nonbank" competitors, including mortgage and finance companies. Competition is based on a number of factors, including prices, interest rates, services, and availability of products.

The growth of electronic communication and commerce over the Internet influences the Company's competitive environment in several ways. Entities have been formed which deliver financial services and access to financial products and transactions exclusively through the Internet. Internet-based services have been and are being developed that are designed to enhance the value of traditional financial products. The Internet also has made it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products. Guaranty operates a website to provide information about the Company and to market the Association's products and services. During 2004, the Association began offering online banking services and plans to expand these features in the future as part of its overall market strategy.

SUPERVISION AND REGULATION

The banking industry is extensively regulated under both federal and state law. The following discussion addresses the regulatory framework applicable to savings and loan holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulation and ongoing supervision of financial institutions is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC"), and the banking system as a whole, and generally is not intended for the protection of the institution's shareholders.

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

The Company's primary regulator is the Office of Thrift Supervision ("OTS") which provides ongoing supervision through regular examinations and other means. The Company, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions ("OFI"). Thrift supervision focuses on evaluating management's ability to identify, assess and control risk in all areas of the institution's operations in a safe and sound manner. Regulators have a wide range of enforcement actions available to deal with institutions with unacceptable levels of risk. These actions could have a material impact on a thrift's financial results and could impose additional limits on a thrift's ability to pay dividends to its holding company.

PAYMENT OF DIVIDENDS
GS Financial is a legal entity separate and distinct from its subsidiary. The principal source of cash flow for GS Financial, including cash flow to pay dividends on its capital stock, is dividends from the Association. There are statutory and regulatory limitations of the payment of dividends by the Association to the Company. The payment of dividends by the Association may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See "Capital Adequacy and Related Matters" below.

CAPITAL ADEQUACY AND RELATED MATTERS
Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain tangible capital of 1.5 percent, core capital of 3 percent, and risk based capital of 8 percent. Core capital includes generally recognized capital such as common stockholders' equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December 31, 2005, the Association had no goodwill or other intangible assets which would be deducted in computing its tangible capital. At December 31, 2005, Guaranty Savings exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 13.47 percent, 13.47 percent and 34.08 percent respectively.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, as discussed below under "Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

LIMITATIONS ON TRANSACTIONS WITH AFFILIATES
Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interest of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2005 Guaranty Savings was in compliance with the above restrictions.

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

QUALIFIED THRIFT LENDER TEST
The Qualified Thrift Lender ("QTL") Test measures the Association's level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments ("QTI's") are residential housing related assets. The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI's to qualify for tax treatment as a building and loan association. At December 31, 2005, 66.71% of the Association's assets were invested in QTI's which was in excess of the 65% required to qualify the Association under the QTL test.

EMPLOYEES

At the end of 2005, the Company and the Association employed a total of 38 employees, all of which are on a full-time basis. The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

The Company's filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company's website as soon as reasonably practicable after the Company files such reports with the SEC. Copies can be obtained free of charge through the link to the SEC's website in the "SEC Company Reports" section of the Company's website at www.gsfinancialcorp.com.


ITEM 1A. RISK FACTORS

IN ANALYZING WHETHER TO MAKE OR TO CONTINUE AN INVESTMENT IN OUR SECURITIES, INVESTORS SHOULD CONSIDER, AMONG OTHER FACTORS, THE FOLLOWING RISK FACTORS.

OUR RESULTS OF OPERATIONS ARE SIGNIFICANTLY DEPENDENT ON ECONOMIC CONDITIONS AND RELATED UNCERTAINTIES.

The operations of savings associations are affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the risk factor below. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in the metropolitan New Orleans area because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in our local economy.

HURRICANE KATRINA SEVERELY IMPACTED OUR MARKET AREA AND THERE ARE MANY UNCERTAINTIES REGARDING RECOVERY.

The Association's market area is Metairie, Louisiana and the greater New Orleans metropolitan area, an area which is susceptible to hurricanes and tropical storms.

Hurricane Katrina hit the greater New Orleans area in August 2005. The hurricane caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. Hurricane Katrina affected the Company's loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers' abilities to repay their loans. While the Company made a significant provision for loan losses in the fourth quarter of 2005 based on the information available at the time, additional provisions may be needed in the future depending on the ultimate resolution of certain loans affected by Hurricane Katrina. The hurricane may continue to affect our loan originations into the future and could also adversely impact our deposit base. More generally, the Company's ability to compete effectively in the consumer banking business in the future, especially with financial institutions whose operations were not concentrated in the affected area or which have greater resources than the Company, will depend primarily on our ability to continue normal business operations and experience growth despite the impact of the hurricane. The severity and duration of these effects will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investment (including deposits) in the region, the pace of rebuilding and economic recovery in the region generally and the extent to which the hurricane's property damage is covered by insurance.

None of the effects described above can be accurately predicted or quantified at this time. As a result, significant uncertainty remains regarding the impact Hurricane Katrina will have on the business, financial condition and results of operations of the Company. Further, the area in which we operate may experience hurricanes and other storms in the future, and some of those hurricanes and storms may have effects similar to those caused by Hurricane Katrina.

CHANGES IN INTEREST RATES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
OPERATIONS.

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

THERE ARE INCREASED RISKS INVOLVED WITH COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING ACTIVITIES.

Our lending activities include loans secured by commercial real estate. In addition, we originate loans for the construction of residential and commercial use properties. Commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans to small to medium size businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home improvement loans, home equity loans, education loans and loans secured by automobiles, boats, mobile homes, recreational vehicles and other personal property. Although commercial business loans and consumer loans generally have shorter terms and higher interests rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

OUR ALLOWANCE FOR LOSSES ON LOANS AND LEASES MAY NOT BE ADEQUATE TO COVER PROBABLE LOSSES.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

WE ARE SUBJECT TO EXTENSIVE REGULATION WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

We and our subsidiary are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiary are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and our operations in the future.

WE FACE STRONG COMPETITION WHICH MAY ADVERSELY AFFECT OUR PROFITABILITY.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

OUR ABILITY TO SUCCESSFULLY COMPETE MAY BE REDUCED IF WE ARE UNABLE TO MAKE TECHNOLOGICAL ADVANCES.

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers' needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:   PROPERTIES

The Company owns one building in Metairie, Louisiana. A portion of this building is leased to Guaranty Savings and Homestead Association and serves as a branch location. The Company's executive offices are also located in Metairie, Louisiana in the main office facility owned by the Association. In addition to these properties, the Association also owns two branch facilities, one in New Orleans, Louisiana and another in Mandeville, Louisiana. The branch in New Orleans suffered extensive damage caused by Hurricane Katrina and remains closed. The Company plans to repair or rebuild the branch and re-open in 2006. The remaining location, a loan production office in Ponchatoula, Louisiana is subject to a lease which management considers to be reasonable and appropriate to its location. The Company and the Association make portions of their property available for lease to third parties, although such leasing activity is not material to the Company's overall operations. Management ensures sure that all locations, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

The Association, from time to time, may acquire property interests in settlement of loans. Reference is made in Note E to the consolidated financial statements included in Item 8 for further information regarding such property interests. As of December 31, 2005 the Association did not hold any assets acquired in the settlement of loans.

ITEM 3:   LEGAL PROCEEDINGS

There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

          a) The Company's stock is traded on The Nasdaq Stock Market under the symbol GSLA. Shareholders of record, quarterly high and low sales prices of, and cash dividends declared on, GS Financial common stock are set forth in the Common Stock and Market Prices and Dividend sections of the Annual Report to Shareholders for the year ended December 31, 2005, included in Exhibit 13.0 hereto ("2005 Annual Report to Shareholders") and which is incorporated herein by reference. Equity Compensation Plans information is incorporated herein by reference to Item 12 hereof.

          b)   Not applicable.

          c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

               ISSUER PURCHASES OF EQUITY SECURITIES
               --------------------------------------------------------------------------------------------------------------------
                                                                                                                          Maximum
                                                                                               Total Number of   Number of Shares
                                                                                           Shares Purchased as    that May Yet Be
                                                                Total Number      Average     Part of Publicly    Purchased Under
                                                                   of Shares   Price Paid      Announced Plans       the Plans or
               Period                                          Purchased (1)    Per Share          or Programs           Programs
               --------------------------------------------------------------------------------------------------------------------
               Month 1 (October 1, 2005 - October 31, 2005)               -             -                    -             38,585
               Month 2 (November 1, 2005 - November 30, 2005)             -             -                    -             38,585
               Month 3 (December 1, 2005 - December 31, 2005)             -             -                    -             38,585
               --------------------------------------------------------------------------------------------------------------------

                     Total                                                -             -                    -             38,585
               --------------------------------------------------------------------------------------------------------------------

ITEM 6:   SELECTED FINANCIAL DATA

The information required by this section is included in the section titled "Selected Consolidated Financial Data" of GS Financial's 2005 Annual Report to Shareholders and is hereby incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of GS Financial's 2005 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of GS Financial's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp and Subsidiary, the accompanying Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm contained in GS Financial's 2005 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Information on the directors, director nominees and executive officers of GS Financial is included in "Information with Respect to Nominees for Directors, Continuing Directors and Execu of GS Financial's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 (the "Proxy Statement") and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference.

CODE OF ETHICS. We have adopted a code of conduct and ethics applicable to our directors and all employees. The text of this code of conduct and ethics may be found on our web site at www.gsfinancialcorp.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included at pages 7, 8, and 14 of the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein by Item 403 of Regulation S-K is incorporated by reference from pages 10 and 11 of the Registrant's Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2005.

                                                                                                 Number of Shares
                                        Number of Shares to be                                Remaining Available for
                                     issued upon the Exercise of     Weighted Average        Future Issuance (Excluding
                                          Outstanding Options,       Exercise Price of     Shares Reflected in the First
           Plan Category                  Warrants and Rights       Outstanding Options               Column)
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  Approved by Security Holders (1)               216,132                  $ 17.18                     98,246
Equity Compensation Plans Not
  Approved by Security Holders                         -                        -                          -
-------------------------------------------------------------------------------------------------------------------------
    Total                                        216,132                  $ 17.18                     98,246
=========================================================================================================================

(1) DOES NOT INCLUDE 23,180 SHARES WHICH ARE SUBJECT TO RESTRICTED STOCK GRANTS WHICH HAD NOT YET VESTED AS OF DECEMBER 31, 2005. ALL SUCH RESTRICTED STOCK GRANTS WERE MADE UNDER THE COMPANY'S 1997 RECOGNITION AND RETENTION PLAN WHICH WAS APPROVED BY STOCKHOLDERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from page 14 of the Registrant's Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from page 8 and page 9 of the Registrant's Proxy Statement.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiary are included in Part II of this Form 10-K.

          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets - December 31, 2005 and 2004
          Consolidated Statements of Income - Years Ended December 31, 2005,
            2004 and 2003
          Consolidated Statements of Changes in Stockholders' Equity - Years
            Ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Cash Flows - Years Ended December 31, 2005,
            2004 and 2003
          Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)    Exhibits

          3.1*     Articles of Incorporation of GS Financial Corp.
          3.2*     Bylaws of GS Financial Corp.
          4.1*     Stock Certificate of GS Financial Corp.
          10.1**   GS Financial Corp. Stock Option Plan
          10.2**   GS Financial Corp. Recognition and Retention Plan and Trust
                   Agreement for Employees and Non-Employee Directors
          10.3***  Early Retirement and Consulting Agreement by and among GS
                   Financial Corp., Guaranty Savings and Homestead Association and Donald C. Scott Dated January 7, 2005
          13.0     2005 Annual Report to Stockholders
          21.0     Subsidiaries of the Registrant  - Information reported in
                   Item 1
          23.0     Consent of LaPorte, Sehrt, Romig & Hand
          31.1     Rule 13a-14(a) Certification of Chief Executive Officer
          31.2     Rule 13a-14(a) Certification of Chief Financial Officer
          32.0     Certification pursuant to 18 U.S.C. Section 1350

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

                               GS FINANCIAL CORP.


                        By: /s/ Stephen E. Wessel
                           --------------------------------
                           Stephen E. Wessel
                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature                            Title                                              Date
-----------------------------------------     -----------------------------------------------    ------------------------


/s/ Albert J. Zahn, Jr.                       Chairman of the Board and Director                      March 30, 2006
-----------------------------------------                                                        ------------------------
Albert J. Zahn, Jr.


/s/ Stephen E. Wessel                         President and Chief Executive Officer                   March 30, 2006
-----------------------------------------                                                        ------------------------
Stephen E. Wessel


/s/ Bruce A. Scott                            Executive Vice President and Director                   March 30, 2006
-----------------------------------------                                                        ------------------------
Bruce A. Scott


/s/ J. Andrew Bower                           Chief Financial Officer                                 March 30, 2006
-----------------------------------------                                                        ------------------------
J. Andrew Bower


/s/ Edward J. Bourgeois                       Director                                                March 30, 2006
-----------------------------------------                                                        ------------------------
Edward J. Bourgeois


/s/ Stephen L. Cory                           Director                                                March 30, 2006
-----------------------------------------                                                        ------------------------
Stephen L. Cory


/s/ Bradford A. Glazer                        Director                                                March 30, 2006
-----------------------------------------                                                        ------------------------
Bradford A. Glazer


/s/ Donald C. Scott                           Director                                                March 30, 2006
-----------------------------------------                                                        ------------------------
Donald C. Scott


/s/ Hayden W. Wren, III                       Director                                                March 30, 2006
-----------------------------------------                                                        ------------------------
Hayden W. Wren, III