Form 10-Q
period 2006-03-31
GS FINANCIAL CORP
filed 2006-05-15
CIK 1029630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                        COMMISSION FILE NUMBER:
        MARCH 31, 2006                                       0-22269

                               GS FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      LOUISIANA                                            72-1341014
(STATE OF INCORPORATION)                       (IRS EMPLOYER IDENTIFICATION NO.)

                               3798 VETERANS BLVD.
                               METAIRIE, LA 70002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (504) 457-6220
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes |_|    No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                OUTSTANDING AT MAY 15, 2006
-----                                                ---------------------------
Common Stock, par value $.01 per share                          1,279,806 shares

                               GS FINANCIAL CORP.


TABLE OF CONTENTS                                                                                                  PAGE
------------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
     Item 1      Financial Statements
                    Consolidated Statements of Financial Condition                                                    1
                    Consolidated Statements of Income                                                                 2
                    Consolidated Statements of Changes in Stockholders' Equity                                        3
                    Consolidated Statements of Cash Flows                                                             4
                    Notes to Consolidated Financial Statements                                                        5
                    Selected Consolidated Financial Data                                                              7

     Item 2      Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                                      8

     Item 3      Quantitative and Qualitative Disclosures about Market Risk                                          18

     Item 4      Controls and Procedures                                                                             18

------------------------------------------------------------------------------------------------------------------------

PART II - OTHER INFORMATION
     Item 1      Legal Proceedings                                                                                   18

     Item 1A     Risk Factors                                                                                        18
     Item 2      Unregistered Sales of Equity Securities and Use of Proceeds                                         18

     Item 3      Defaults Upon Senior Securities                                                                     18

     Item 4      Submission of Matters to a Vote of Security Holders                                                 18

     Item 5      Other Information                                                                                   18

     Item 6      Exhibits                                                                                            19

SIGNATURES
EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               GS FINANCIAL CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                 3/31/2006              12/31/2005
                                                                                (UNAUDITED)             (AUDITED)
--------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Cash Equivalents
    Cash & Amounts Due from Depository Institutions                           $       1,322          $        3,040

    Interest-Bearing Deposits from Other Banks                                        4,709                   4,515

    Federal Funds Sold                                                                9,410                  15,000
--------------------------------------------------------------------------------------------------------------------

  Total Cash and Cash Equivalents                                                    15,441                  22,555
--------------------------------------------------------------------------------------------------------------------
  Securities Available-for-Sale, at Fair Value
                                                                                     78,466                  77,344
  Loans, Net                                                                         74,802                  69,657
  Accrued Interest Receivable                                                         1,562                   1,627
  Premises & Equipment, Net                                                           2,244                   2,257
  Stock in Federal Home Loan Bank, at Cost                                            1,853                   1,833
  Real Estate Held-for-Investment, Net                                                  474                     478
  Other Assets                                                                        1,916                   1,863
--------------------------------------------------------------------------------------------------------------------
    Total Assets                                                             $      176,758          $      177,614
--------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Deposits
    Interest-Bearing Deposits                                                $      123,024          $      116,798

    Noninterest-Bearing Deposits                                                      2,139                   2,195
--------------------------------------------------------------------------------------------------------------------

    Total Deposits                                                                  125,163                 118,993
--------------------------------------------------------------------------------------------------------------------
  FHLB Advances
                                                                                     25,250                  32,106

  Other Liabilities                                                                     926                   1,108
--------------------------------------------------------------------------------------------------------------------

    Total Liabilities                                                               151,339                 152,207
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock - $.01 Par Value                                             $          -            $          -
    Authorized - 5,000,000 shares
    Issued - 0 shares

  Common Stock - $.01 Par Value                                                          34                      34
    Authorized - 20,000,000 shares
    Issued - 3,438,500 shares

  Additional Paid-in Capital                                                         34,576                  34,565

  Unearned ESOP Stock                                                                 (179)                   (239)

  Unearned RRP Trust Stock                                                            (698)                   (698)
  Treasury Stock (2,158,694 Shares at March 31, 2006 and 2,154,469
    Shares at December 31, 2005)                                                   (32,265)                (32,193)

  Retained Earnings                                                                  24,412                  24,136

  Accumulated Other Comprehensive Loss                                                (461)                   (198)
--------------------------------------------------------------------------------------------------------------------

    Total Stockholders' Equity                                                       25,419                  25,407
--------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Stockholders' Equity                                 $      176,758          $      177,614
--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                                                     2006              2005
-----------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
  Loans, Including Fees                                                                  $    1,573        $     1,838

  Investment Securities                                                                         903                724

  Other Interest Income                                                                         236                101
-----------------------------------------------------------------------------------------------------------------------
Total Interest and Dividend Income                                                       $    2,712        $     2,663
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE

  Deposits                                                                                      792                715

  Advances from Federal Home Loan Bank                                                          381                508
-----------------------------------------------------------------------------------------------------------------------
Interest Expense                                                                              1,173              1,223
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                           1,539              1,440

PROVISION FOR LOAN LOSSES                                                                         -                  -

-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                           1,539              1,440
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE

  Salaries and Employee Benefits                                                                726              1,070

  Occupancy Expense                                                                             122                107

  Ad Valorem Taxes                                                                               83                109

  Other Expenses                                                                                201                231
-----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                                                1,132              1,517
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE NON-INTEREST INCOME AND INCOME TAXES                                   407               (77)
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME

  Net (Loss) on Available-for-Sale Securities                                                  (16)               (18)

  Other Income                                                                                   23                 26
-----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                                     7                  8
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                               414               (69)

INCOME TAX EXPENSE                                                                              138                 30
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                        $      276        $      (99)
-----------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE
  Basic                                                                                  $     0.23      $      (0.09)
  Diluted                                                                                $     0.23      $      (0.08)
-----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GS FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                   Additional                       Unearned               Other         Total
                                            Common  Paid-in   Treasury   Unearned   RRP Trust  Retained Comprehensive  Stockholders'
($ IN THOUSANDS)                            Stock   Capital    Stock     ESOP Stock  Stock     Earnings     Loss         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balances At December 31, 2004                $  34  $ 34,425 $ (32,119)   $  (521)   $ (865)  $ 28,286    $    (296)   $  28,944
  Comprehensive Income:

    Net (Loss)                                   -         -          -          -         -      (99)             -        (99)
    Other Comprehensive Loss
      Unrealized net holding losses on
        securities, net of taxes                 -         -          -          -         -         -         (323)       (323)
---------------------------------------------------------------------------------------------------------------------------------
  Total Comprehensive Loss                       -         -          -          -         -      (99)         (323)       (422)
---------------------------------------------------------------------------------------------------------------------------------
  Distribution of RRP Stock
                                                 -         -          -          -         -         -             -           -

  ESOP Compensation Earned                       -        60          -         71         -         -             -         131

  Purchase of Treasury Stock                     -         -       (61)          -         -         -             -        (61)

  Dividends Declared                             -         -          -          -         -     (124)             -       (124)
---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2005                   $  34  $ 34,485 $ (32,180)   $  (450)   $ (865)  $ 28,063    $    (619)   $  28,468
---------------------------------------------------------------------------------------------------------------------------------
Balances At December 31, 2005                $  34  $ 34,565 $ (32,193)   $  (239)   $ (698)  $ 24,257    $    (198)   $  25,407
  Comprehensive Income:
    Net Income                                   -         -          -          -         -       276             -         276
    Other Comprehensive Loss
      Unrealized net holding losses on
        securities, net of taxes                 -         -          -          -         -         -         (263)       (263)
---------------------------------------------------------------------------------------------------------------------------------
  Total Comprehensive Income (Loss)              -         -          -          -         -       276         (263)          13
---------------------------------------------------------------------------------------------------------------------------------
  Distribution of RRP Stock                      -         -          -          -         -         -             -           -
  ESOP Compensation Earned                       -        11          -         60         -         -             -          71
  Purchase of Treasury Stock                     -         -       (72)          -         -         -             -        (72)
  Dividends Declared                             -         -          -          -         -     (121)             -       (121)
---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2006                   $  34  $ 34,576 $ (32,265)   $  (179)   $ (698)  $ 24,412    $    (461)   $  25,419
---------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                 2006        2005
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                              $    276    $    (99)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
by Operating Activities

  Depreciation                                                                       41          42

  Discount Accretion Net of Premium Amortization                                     (7)        (20)

  Provision for Loan Losses                                                        --          --

  Non-Cash Dividend - FHLB Stock                                                    (20)        (22)

  Net Loan Fees                                                                       2           1

  Mutual Fund Dividends Reinvested                                                 --          (168)

  ESOP Shares Expense                                                                71         131

  RRP Expense                                                                        32          33

  Loss on Disposal and Write-down of Property and Equipment                        --            37

  Loss on Sale of Investments                                                        16          18

  Deferred Income Tax Provision                                                     138          73
  Changes in Operating Assets and Liabilities

    Decrease (Increase) in Accrued Interest Receivable                               59        (110)

    Increase in Prepaid Income Taxes                                               --           (87)

    Increase in Other Assets                                                        (55)        (32)

    Increase (Decrease) in Accrued Interest - FHLB Advances                          27          (9)

    Decrease in Accrued Income Tax                                                  (65)        (65)

    (Decrease) Increase in Other Liabilities                                       (408)        519
---------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                      107         242
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from Maturities of Investment Securities                               1,611       1,436

  Proceeds from Sales of Investment Securities                                     --        19,331

  Purchases of Investment Securities                                            (10,500)    (12,077)

  Investment in Mutual Funds, Net                                                 7,500        --

  Loan Originations and Principal Collections, Net                               (4,907)      2,404

  Purchases of Premises and Equipment                                               (24)       (146)

  Proceeds from Disposal of Property and Equipment                                 --             1
---------------------------------------------------------------------------------------------------
    Net Cash (Used in) Provided by Investing Activities                          (6,320)     10,949
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Purchase of Treasury Stock                                                        (72)        (61)

  Decrease in Advances from Federal Home Loan Bank                               (6,856)     (1,927)

  Payment of Cash Stock Dividends                                                  (121)       (124)

  Increase (Decrease) in Deposits                                                 6,170      (7,051)

  Decrease in Deposits for Escrows                                                  (22)        (77)
---------------------------------------------------------------------------------------------------
    Net Cash Used In Financing Activities                                          (901)     (9,240)
---------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (7,114)      1,951

CASH AND CASH EQUIVALENTS - Beginning of Period                                  22,555       7,024
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 15,441    $  8,975
===================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash Paid During the Period
For:

  Interest Expense                                                                1,194       1,214

  Income Taxes                                                                     --           109

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of GS Financial Corp. (the "Company") and its subsidiary, Guaranty Savings and Homestead Association (the "Association"). All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform with the current presentation.

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in stockholders' equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the Company's 2005 annual report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard ("SFAS")
128. The components used in this computation were as follows:

                                                                             THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                                               2006          2005
--------------------------------------------------------------------------------------------------------
Numerator:
  Net Income (Loss)                                                            $       276   $       (99)

  Effect of Dilutive Securities                                                       --            --
--------------------------------------------------------------------------------------------------------
    Numerator for Diluted Earnings Per Share                                   $       276   $       (99)
--------------------------------------------------------------------------------------------------------
Denominator
  Weighted-Average Shares Outstanding                                            1,215,609     1,182,616
  Effect of Potentially Dilutive Securities and Contingently Issuable Shares          --          19,251
--------------------------------------------------------------------------------------------------------
    Denominator for Diluted Earnings Per Share                                   1,215,609     1,201,867
--------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share
  Basic                                                                        $      0.23   $     (0.09)
  Diluted                                                                             0.23         (0.08)
--------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                                                       $      0.10   $      0.10
--------------------------------------------------------------------------------------------------------

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan ("ESOP") purchased 275,080 shares of the Company's common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated or committed to be released to plan participants. At March 31, 2006, there were 23,922 unallocated shares and the balance of the loan was $238,000. The Association bears the cost of the ESOP as compensation expense, which is based on the principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $93,000 and $115,000 for the three month periods ended March 31, 2006 and 2005, respectively.

NOTE 4 - STOCK OPTION PLAN

On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees. Under this plan, 343,850 shares of common stock have been reserved for issuance pursuant to the exercise of stock options, of which 275,076 shares have become fully vested and exercisable. To date no options have been exercised.

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

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, the Company elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense. During 2005, the Company adopted SFAS No. 123(R), which amends SFAS No. 123 and superceded APB No. 25. Because all of the options that have been granted have vested prior to 2003, net income and earnings per share for the three month periods ended March 31, 2006 and 2005 would not have been affected if the Company had applied the fair value recognition provisions of SFAS No. 123(R), to measure and recognize stock based compensation expense.

NOTE 5 - RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust ("RRP") as an incentive to retain personnel of experience and ability in key positions by providing employees and directors with a proprietary interest in the Company.. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of March 31, 2006 of the 125,028 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 99,345 had been earned and issued. Compensation expense related to the RRP was $31,000 and $33,000 for the three months ended March 31, 2006 and 2005, respectively.

                               GS FINANCIAL CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                             MARCH 31, 2006 December 31, 2005    March 31, 2005
-----------------------------------------------------------------------------------------------------------------------
SUMMARY OF INCOME

Interest Income                                                         $    2,712      $      2,486      $      2,663

Interest Expense                                                             1,173             1,182             1,223
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                          1,539             1,304             1,440

Provision for Loan Losses                                                        -             4,793                 -
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income (Loss) After Provision for Loan Losses                   1,539           (3,489)             1,440

Non-Interest Income (Loss)                                                       7           (1,211)                 8

Non-Interest Expense                                                         1,132             1,138             1,517
-----------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Taxes                                                 414           (5,838)              (69)

Income Tax Expense (Benefit)                                                   138           (1,758)                30
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                              276           (4,080)              (99)
-----------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA
Total Assets                                                           $   176,758      $    177,846      $    191,013

Loans Receivable, Net                                                       74,802            69,897            89,753

Investment Securities                                                       78,466            77,344            85,546

Deposit Accounts                                                           125,163           118,993           123,672

Borrowings                                                                  25,250            32,106            37,762

Stockholders' Equity                                                        25,419            25,404            28,468
-----------------------------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES
Total Assets                                                           $   177,854      $    179,086      $    194,939

Loans Receivable, Net                                                       70,278            80,613            91,676

Investment Securities                                                       77,406            78,871            82,594

Deposit Accounts                                                           121,369           118,345           126,587

Borrowings                                                                  29,516            32,744            38,442

Equity                                                                      25,456            28,680            29,010
-----------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                                                     0.62%            -9.11%            -0.20%
Return on average shareholders' equity                                       4.34%           -56.90%            -1.37%
Net interest margin                                                          3.52%             3.10%             3.03%
Average loans to average deposits                                           57.90%            69.16%            72.42%
Average Interest-earning assets to interest-bearing liabilities            114.68%           114.26%           115.68%
Efficiency ratio                                                            73.55%            87.27%           104.77%
Non-interest expense to average assets                                       2.55%             2.54%             3.11%
Allowance for loan losses to total loans                                     7.10%             7.57%             1.01%
Stockholders' equity to total assets                                        14.38%            14.28%            14.90%
-----------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
Earnings (loss) per share
  Basic                                                                 $     0.23     $      (3.45)     $      (0.09)

  Diluted                                                                     0.23            (3.45)            (0.08)

Dividends paid per share                                                      0.10              0.10              0.10

Book value per share                                                         20.99             20.97             22.16
Average shares outstanding

  Basic                                                                  1,215,069         1,180,941         1,182,616

  Diluted                                                                1,215,069         1,180,941         1,201,867
-----------------------------------------------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. ("GS Financial" or the "Company"), and its subsidiary during the first quarters of 2006 and 2005. Virtually all of the Company's operations are dependent on the operations of its subsidiary, Guaranty Savings and Homestead Association ("Guaranty" or the "Association"). This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company's 2005 annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this discussion includes certain forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to comments regarding (a) the potential for earnings volatility from changes in the estimated allowance for loan losses over time, (b) the expected growth rate of the loan portfolio, (c) future changes in the mix of deposits, (d) the results of net interest income simulations run by the Company to measure interest rate sensitivity, (e) the performance of Guaranty's net interest income and net interest margin assuming certain future conditions, and (f) changes or trends in certain expense levels.

Forward-looking statements are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:

      o expectations about overall economic strength and the performance of the economies in Guaranty's market area,

      o expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,

      o reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers,

      o expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Guaranty's ability to execute its plans to respond effectively, and

      o expectations regarding the ability of Guaranty's market area to recover economically from the damages caused by Hurricane Katrina.

Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that the Company's future results will differ materially from what is stated or implied by such forward-looking statements. The Company cautions the reader to consider this risk. The Company undertakes no obligation to update any forward-looking statement included in this quarterly report, whether as a result of new information, future events or developments, or for any other reason.

FINANCIAL CONDITION

At March 31, 2006, the Company reported total assets of $176.8 million compared to $177.6 million at December 31, 2005, a decrease of approximately $0.8 million, or 0.5%. The primary reason for the decrease in total assets was a decrease in cash and cash equivalents of $7.1 million, or 31.5%, at March 31, 2006 compared to December 31, 2005, which was partially offset by an increase in net loans of $5.1 million, or 7.3% in the first quarter of 2006. Cash was used both to fund loans and pay down FHLB advances. At March 31, 2006 net loans were $74.8 million compared to $69.7 million at year-end 2005. Deposit accounts increased approximately $6.3 million, or 5.3% during the first quarter, while borrowings from the Federal Home Loan Bank were reduced by $6.9 million, or 21.4%, at March 31, 2006 compared to December 31, 2005. Stockholders' equity was 14.3% of total assets at both March 31, 2006 and December 31, 2005.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Total loans increased $5.0 million, or 6.6%, from year-end 2005 to the end the first quarter of 2006. Average loans, net of the allowance for loan losses, for the first quarter of 2006 were $70.3 million, down $21.4 million (23.3%) compared to the first quarter of 2005. Table 1, which is based on regulatory reporting codes, shows loan balances at March 31, 2006 and at the end of the four prior quarters and average total loans outstanding during each quarter. The decline in loans during the third and fourth quarters of 2005 relates to the payoff or paydown of loans secured by properties damaged by Hurricane Katrina and the borrower subsequently applying insurance proceeds to the loan.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
-------------------------------------------------------------------------------------------------------------------------
                                              2006                                   2005
-------------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                               MARCH 31       December 31       September 30       June 30      March 31
-------------------------------------------------------------------------------------------------------------------------
Real estate loans - residential               $  37,829          $ 36,800       $     38,502     $  39,266     $  41,666

Real estate loans - commercial and other         27,902            24,794             30,433        32,926        32,722

Real estate loans - construction                 12,120            11,282             13,534        13,836        13,441

Consumer loans                                      737               669                562           646           535

Commercial business loans                         1,779             1,819              2,784         2,142         2,302
-------------------------------------------------------------------------------------------------------------------------
  Total Loans                                 $  80,367          $ 75,364       $     85,815     $  88,816     $  90,666
=========================================================================================================================
  Average Loans During Period                 $  75,991          $ 80,613       $     86,978     $  89,617     $  91,676
=========================================================================================================================

Over the past several years the Company has been able to develop significant new business in the commercial lending market including loans secured by commercial real estate and multi-family residential property. At March 31, 2006, these loans made up approximately 43% of the entire loan portfolio. During the last quarter of 2004 and extending into 2005, management performed a review of the Company's underwriting practices in this area. This review was brought on by concerns over the portion of the portfolio that was delinquent more than 90 days and the number of relatively large loan account balances outstanding with certain individual borrowers. As a result of its review, the Company updated and strengthened its commercial loan policies and procedures. While this review was being performed, the number of commercial loan originations decreased. The decrease in new loan originations in 2005 also reflects the slowdown in business activity in the fourth quarter of 2005 as well as reduced new originations in general during 2005 as the Association completed its search for a new President. The Association recently hired two new commercial loan officers and a new mortgage lender. The loan growth in the first quarter of 2006 reflects the beginning of an economic recovery in the Association's market area subsequent to Hurricane Katrina and the efforts of the new lenders.

All loans carry a degree of credit risk. Management's evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. A substantial provision was taken as a $4.8 million charge to earnings in the fourth quarter of 2005 for potential losses caused by the impact of Hurricane Katrina. While improvement was noted in delinquency figures during the first quarter of 2006 as the Company made contact with borrowers which it had not previously contacted since before Hurricane Katrina, management considers it premature to reduce the allowance for loan losses as there remains substantial uncertainty as to the recovery of the greater New Orleans economy and real estate market. At March 31, 2006 the allowance for loan losses was $5.7 million, or 7.11%, of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------------------
                                                                 2006                        2005
---------------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                FIRST Fourth Quarter       Third       Second        First
                                                              QUARTER                    Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance                                            $  5,713        $   920     $   920      $   920      $   920

Provision for Losses                                                -          4,793           -            -            -

Loans Charged Off                                                   -              -           -            -            -

Recoveries of loans previously charged off                          -              -           -            -            -
---------------------------------------------------------------------------------------------------------------------------
Ending Balance                                               $  5,713      $   5,713     $   920      $   920      $   920
---------------------------------------------------------------------------------------------------------------------------
Ratios
  Charge-offs to average loans                                  0.00%          0.00%       0.00%        0.00%        0.03%
  Provision for loan losses to charge-offs                        N/A            n/a         n/a          n/a          n/a
  Allowance for loan losses to charge-offs (ANNUALIZED)           N/A            n/a         n/a          n/a          n/a
  Allowance for loan losses to ending loans                     7.11%          7.58%       1.07%        1.04%        1.01%
---------------------------------------------------------------------------------------------------------------------------

Tables 3 and 4 set forth the Company's delinquent loans and nonperforming assets at March 31, 2006 and at the end of the preceding four quarters. The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due. Nonperforming assets consist of loans on nonaccrual status and foreclosed assets. There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
-------------------------------------------------------------------------------------------------------------------------
                                                            2006                          2005
-------------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                        MARCH 31    December 31  September 30      June 30      March 31
-------------------------------------------------------------------------------------------------------------------------
30-89 Days                                             $   3,052      $   9,296    $    8,668    $   5,205     $   3,945

90+ Days                                                   1,436            931         1,773          559           922
-------------------------------------------------------------------------------------------------------------------------
  Total                                                $   4,488      $  10,227    $   10,441    $   5,764     $   4,867
-------------------------------------------------------------------------------------------------------------------------
Ratios
  Loans delinquent 90 days to total loans                  1.79%          1.24%         2.07%        0.63%         1.02%
  Total delinquent loans to total loans                    5.58%         13.57%        12.17%        6.49%         5.37%
  Allowance for loan losses to 90 day delinquent
     loans                                               397.84%        613.75%        51.89%      164.58%        99.78%
  Allowance for loan losses to total delinquent
     loans                                               127.29%         55.87%         8.81%       15.96%        18.90%
-------------------------------------------------------------------------------------------------------------------------

TABLE 4. NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------------
                                                           2006                          2005
------------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                       MARCH 31     December 31  September 30      June 30     March 31
------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis               $ 1,436         $ 3,582     $     187     $    559     $    922

Foreclosed assets                                             -               -           159          159            -
------------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                            $ 1,436         $ 3,582     $     346     $    718     $    922
------------------------------------------------------------------------------------------------------------------------
Ratios
  Nonperforming assets to loans plus foreclosed
     assets                                               1.79%        4.75%75%         0.40%        0.81%        1.02%
  Nonperforming assets to total assets                    0.81%        2.01%01%         0.19%        0.38%        0.48%
  Allowance for loan losses to nonperforming
     assets                                             397.84%        159.52%%       265.90%      128.13%       99.78%
------------------------------------------------------------------------------------------------------------------------

INVESTMENT IN SECURITIES

At March 31, 2006, the Company's total securities available-for-sale were $78.5 million, compared to $77.3 million at December 31, 2005 and $85.5 million at March 31, 2005. Mutual fund investments made up 52.7% of the portfolio at March 31, 2006, compared to 63.7% at year-end 2005 and 58.1% at March 31, 2005. At March 31, 2006, collateralized mortgage obligations made up 26.5% of the portfolio, compared to 29.1% at December 31, 2005 and 35.2% at March 31, 2005. Table 5 shows the composition of the Company's investment portfolio at March 31, 2006, December 31, 2005, and March 31, 2005.

Management expects the investment portfolio mix to shift further toward securities that are backed by mortgage assets and that produce monthly cash flow in the form of interest and principal repayments. Proceeds from interest, dividends and principal repayments that are not needed to fund new loan commitments will likely be reinvested in collateralized mortgage obligations and pass-through mortgage backed obligations. During the first quarter of 2006 the Company sold $7.5 million in shares of mutual funds at a loss of $16,000. Further sales of investments in short-term mortgage mutual funds are anticipated throughout 2006 to diversify the Company's investment portfolio.

At March 31, 2006, the net unrealized losses on the Company's entire securities portfolio were $689,000, or 0.88% of amortized cost, compared to net unrealized losses of $300,000, or .39% of amortized cost at December 31, 2005. These losses consist primarily of losses in collateralized mortgage obligations caused by the recent increases in interest rates. Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO

-------------------------------------------------------------------------------------------------------------------
                                     MARCH 31, 2006             December 31, 2005              March 31, 2005
-------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                   AMORTIZED     MARKET                                      Amortized      Market
                                        COST      VALUE     Amortized Cost    Market Value       Cost        Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities             $   500     $   503          $   500          $   506     $   500     $   521

U.S. Agency Securities                15,476      15,372            4,988            4,943       4,988       4,991

Mortgage Backed Securities                81          84               94              100         198         211
Collateralized Mortgage
Obligations                           21,265      20,772           22,741           22,496      30,338      30,154

Mutual funds                          41,833      41,735           49,320           49,299      50,460      49,669
-------------------------------------------------------------------------------------------------------------------
  Total Investments                 $ 79,155    $ 78,466         $ 77,643        $  77,344    $ 86,484    $ 85,546
-------------------------------------------------------------------------------------------------------------------

DEPOSITS

At March 31, 2006, deposits were 5.2%, or $6.2 million, above the level at December 31, 2005 and $1.5 million, or 1.2% below the level at the end of the first quarter of the previous year. Average deposits totaled $121.4 million in the first quarter of 2006, a $3.0 million (2.6%) increase from the fourth quarter of 2005 and a $5.2 million (4.1%) decrease from the first quarter of 2005. Management expects the level of deposits to grow at a modest rate during the remainder of 2006, with the economic recovery of the Greater New Orleans area providing growth opportunities offset by heavy competition for deposits.

Table 6 presents the composition of average deposits for the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005.

TABLE 6.  DEPOSIT COMPOSITION
--------------------------------------------------------------------------------------------------------------------
                                              FIRST QUARTER 2006      FOURTH QUARTER 2005       FIRST QUARTER 2005
--------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                               AVERAGE   % OF           Average    % of          Average      % of
                                              BALANCES  DEPOSITS       Balances   Deposits      Balances    Deposits
--------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits           $  1,960      1.6%      $   1,273      1.1%        $    912      0.7%

NOW account deposits                            11,925      9.8           7,708      6.5            8,627      6.8

Savings deposits                                31,122     25.6          30,069     25.4           32,330     25.5

Time deposits                                   76,362     63.0          79,295     67.0           84,718     67.0
--------------------------------------------------------------------------------------------------------------------
  Total                                       $121,369    100.0%       $118,345    100.0%      $  126,587    100.0%
--------------------------------------------------------------------------------------------------------------------

BORROWINGS

At March 31, 2006, the Company's borrowings from the Federal Home Loan Bank decreased $6.9 million, or 21.4%, from December 31, 2005 and decreased $12.5 million, or 33.1%, from March 31, 2005. Average advances for the first quarter of 2006 were $29.5 million, down $3.2 million, or 9.9%, from the fourth quarter of 2005 and down $8.9 million, or 23.1%, from the prior year's first quarter. The decreases were due to regularly scheduled principal payments that were not offset by any new borrowings because of the Company's current liquidity position.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
At March 31, 2006 and December 31, 2005, stockholders' equity totaled $25.4 million. Total equity remained flat as earnings of $276,000 and stock-based compensation of $71,000 were offset by dividends of $121,000, treasury stock purchases of $72,000 and unrealized securities losses.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
--------------------------------------------------------------------------------------------------------------------
                                                                                                  Average Price Per
YEAR ENDED DECEMBER 31,                                     Shares              Cost ($000)                   Share
--------------------------------------------------------------------------------------------------------------------
1998                                                       491,054                $   8,324               $   16.95
1999                                                       299,000                    3,653                   12.22
2000                                                       679,600                    8,590                   12.64
2001                                                       305,684                    4,612                   15.09
2002                                                       142,201                    2,516                   17.69
2003                                                       216,181                    4,109                   19.01
2004                                                        16,842                      315                   18.70
2005                                                         3,907                       74                   19.06
Quarter ended March 31, 2006                                 4,225                       72                   17.01
--------------------------------------------------------------------------------------------------------------------
  Total Stock Repurchases                                2,158,694                $  32,265               $   14.95
--------------------------------------------------------------------------------------------------------------------

The ratios in Table 8 indicate that the Association remained well capitalized at March 31, 2006. The regulatory capital ratios of Guaranty Savings and Homestead Association exceed the minimum required ratios, and the Association has been categorized as "well-capitalized" in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
--------------------------------------------------------------------------------------------------------------------
                                                                2006                         2005
--------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                    MARCH 31        December 31            March 31
--------------------------------------------------------------------------------------------------------------------
Tier 1 regulatory capital                                           $ 24,110         $   23,772           $  26,732

Tier 2 regulatory capital                                                869                905                 500
--------------------------------------------------------------------------------------------------------------------
  Total regulatory capital                                          $ 24,979         $   24,677           $  27,232
--------------------------------------------------------------------------------------------------------------------
Adjusted total assets                                              $ 175,455         $  176,144          $  190,138
Risk-weighted assets                                                $ 69,654         $   72,399           $  78,836
--------------------------------------------------------------------------------------------------------------------
Ratios
  Tier 1 capital to total assets                                      13.74%             13.47%              14.06%
  Tier 1 capital to risk-weighted assets                              34.61%             32.83%              33.91%
  Total capital to risk-weighted assets                               35.86%             34.08%              34.54%
  Shareholders' equity to total assets                                14.38%             14.30%              14.90%
--------------------------------------------------------------------------------------------------------------------

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first quarter of 2006.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company's ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2006 and 2005.

Table 9 illustrates some of the factors that the Company uses to measure liquidity. After a period of increasing levels, the Company's liquidity position has declined during the first three months of 2005, primarily reflecting increases in lending activity and lower levels of customer deposits as discussed earlier. Management feels that this developing trend will continue and liquidity will return to more normal levels with increased economic activity, higher interest rates, and the strengthening of the capital markets.

TABLE 9. KEY LIQUIDITY INDICATORS
--------------------------------------------------------------------------------------------------------------------
                                                                    2006                          2005
--------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  MARCH 31          December 31            March 31
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                         $ 15,441             $ 22,555           $   8,975
Total loans                                                         80,367               75,364              90,666
Total deposits                                                     125,163              118,993             123,672
Deposits $100,000 and over                                          21,626               16,301              19,926
--------------------------------------------------------------------------------------------------------------------
Ratios
  Total loans to total deposits                                     64.21%               63.33%              73.31%
  Deposits $100,000 and over to total deposits                      17.28%               13.70%              16.11%
--------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company reported net income for the quarter ended March 31, 2006 of $276,000, or $.23 per share, compared with a loss of $101,000, or ($.09) per share for first quarter of 2005. The 2005 loss included costs associated with the retirement of the Company's former President and Chief Executive Officer totaling $428,000, or $.36 per share ($282,000, or $.24 per share, after related tax benefits). Excluding the impact of this one-time charge, net earnings from operations for the quarter ended March 31, 2005 were $182,000, or $.15 per share. Net interest income for the quarter ended March 31, 2006 was $1.5 million compared to $1.4 million for the same period in 2005. The Company's net interest margin also increased to 3.49% for the first quarter of 2006 from 3.03% for the same period in 2005. This increase was due primarily to the beneficial effects in a rising rate environment on the Company's rate sensitive balance sheet and lower funding costs related primarily to a reduction in borrowings. Non-interest expenses for the quarter ended March 31, 2006 were $1.1 million, down approximately $375,000 from the first quarter of 2005 total of $1.5 million. If adjusted for one-time retirement benefits incurred in 2005, operating expenses would have increased by $43,000 from 2005 to 2006.

NET INTEREST INCOME

Net interest income for the first quarter of 2006 increased $99,000, or 6.9%, from the first quarter of 2005, even though average earning assets decreased 7.8% between these periods primarily as a result of an increased average yield of 51 basis points on interest-earning assets. First quarter net interest income for 2006 was up $275,000, or 21.6%, on earning assets that were down 1.5% compared with the fourth quarter of 2005 with an increased average yield on such assets of 50 basis points.

Based on internal interest rate risk models and balance sheet gap analysis, the Company is significantly asset sensitive in the short term (3 month) horizon. This is due to the large amount of mutual fund investments that reprice frequently and indicates that it would experience some improvement in its interest margin in a rising rate environment, holding other factors constant. Short term rates increased significantly during the first quarter of 2006. As a result, the Company was able to offset decreases in longer term yields, increasing our net interest margin level to 3.52% compared to 3.03% in both the fourth quarter of 2005 and the year-earlier quarter. Tables 10 and 11 show the components of the Company's net interest margin and the changes in those components from the fourth quarter of 2005 and first quarter of 2006.

During the first quarter of 2006, interest income from earning assets was up $265,000, or 10.8%, from the fourth quarter of 2005 and $49,000, or 1.8%, from the first quarter of 2005. Income from Federal fund investments increased $178,000 from the fourth quarter of 2005, due to increases in short term interest rates and increased Federal fund balances caused by excess liquidity from loan paydowns. Interest income on loans increased $98,000 from the fourth quarter of 2005 primarily due to $82,000 of interest income not being recognized in the fourth quarter of 2005 as loans impacted by Hurricane Katrina went on non-accrual status.

The increase in total interest income from the first quarter of 2005 to the first quarter of 2006 was the result of significant increases in short term interest rates over the past year causing increases in income on both Federal funds and investments in mutual funds, which are all in short-term mortgage funds. These increases were partially offset by a decrease of $265,000 in interest income on loans, which was driven by a reduction in average loan outstanding balances, the result of loans paying down subsequent to Hurricane Katrina.

During the first quarter of 2006, interest expense was down $9,000, or 0.8%, from the fourth quarter of 2005 and $56,000, or 4.6%, from the first quarter of 2005. The decreases were due to both a reduction in the average balances of FHLB borrowings and a shift in the deposit mix from more expensive certificates of deposit to less costly transaction accounts.

The average cost on interest bearing deposits increased to 2.67% for the first quarter of 2006, from 2.61% in the fourth quarter of 2005 and 2.28% in the first quarter of 2005. These changes in rates accounted for $27,000 and $140,000 increases in interest expense from the fourth and first quarters of 2005, respectively.

Average borrowings were down $3.2 million for the first quarter of 2006 compared to the fourth quarter of 2005, and $8.9 million compared to the first quarter of 2005. These decreases in the average balances accounted for $41,000 and $113,000 in reduced interest expenses for each respective time frame.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
-----------------------------------------------------------------------------------------------------------------------------
                                        FIRST QUARTER 2006            FOURTH QUARTER 2005            FIRST QUARTER 2005
-----------------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                         AVERAGE                                                      Average
                                     AVERAGE              YIELD/    Average               Average       Average         Yield/
                                     BALANCE   INTEREST    COST     Balance     Interest Yield/ Cost    Balanc Interest  Cost
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
INTEREST-EARNING ASSETS
Loans                                 $ 75,991  $ 1,573   8.30%    $   81,585   $  1,475   7.65%   $ 91,676  $ 1,838   8.02%
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                   505        9    6.82           509          9    6.78        678       11    6.49

U.S. Agency securities                   6,129       78    5.12         4,951         64    5.11        222        2    3.60

Mortgage-backed securities                  91        1    6.04           101          4    7.46        232        4    6.90

Collateralized mortgage obligations     21,666      304    5.63        23,981        348    5.76     24,780      351    5.67

Mutual funds                            49,015      511    4.18        49,328        489    3.93     49,702      356    2.87

FHLMC stock                                  -        -       -             -          -       -      6,980        -       -
-----------------------------------------------------------------------------------------------------------------------------
  Total investment in securities        77,406      903    4.68        78,871        914    4.60     82,594      724    3.51
-----------------------------------------------------------------------------------------------------------------------------
FHLB stock                               1,833       20    4.40         2,033         20    3.99      2,448       22    3.59
-----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and demand           19,906      217    4.36        10,113         38    3.90     13,135       79    2.41
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets        175,136    2,713   6.12%       172,602      2,447   5.62%    189,853    2,663   5.61%
-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST-EARNING ASSETS

Other assets                             8,431                          7,456                         6,006

Allowance for loan losses               (5,713)                          (972)                         (920)
-----------------------------------------------------------------------------------------------------------------------------
  Total assets                       $ 177,854                     $  179,086                     $ 194,939
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits                  $ 11,799   $   47   1.59%    $    7,673    $    24   1.25%    $ 8,627    $  27   1.25%

Savings deposits                        31,122       96    1.24        29,825        106    1.25     32,330      100    1.24

Time deposits                           76,362      650    3.41        77,713        627    3.28     84,718      588    2.78
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits      119,283      793    2.67       115,211        757    2.61    125,675      715    2.28
-----------------------------------------------------------------------------------------------------------------------------
Borrowings                              29,516      381    5.08        32,744        419    5.07     38,442      508    5.29
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities   148,799    1,174   3.14%       147,955      1,176   3.15%    164,117,   1,223   2.98%
-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits                          2,086                          1,342                           912

Other liabilities                        1,513                          1,109                           900

Shareholders' equity                    25,456                         28,680                        29,010
-----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and              $ 177,854                     $  179,086                     $ 194,939
shareholders' equity
-----------------------------------------------------------------------------------------------------------------------------
Net interest income and margin                  $ 1,546   3.52%                 $  1,271   3.03%             $ 1,440   3.03%
Net interest-earning assets and
spread                                $ 26,337            2.97%    $   24,647              2.47%   $ 25,736            2.63%
Cost of funding interest-earning
assets                                                    3.14%                            3.15%                       2.58%
-----------------------------------------------------------------------------------------------------------------------------

TABLE 11.  SUMMARY OF CHANGES IN NET INTEREST MARGIN
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    FIRST QUARTER 2006 COMPARED TO:
                                                    FOURTH QUARTER OF 2005                        First Quarter of 2005
                                             --------------------------------------------------------------------------------------
                                                 DUE TO CHANGE IN            TOTAL             Due to Change in
                                             -----------------------       INCREASE      ------------------------     Total Increase
($ IN THOUSANDS)                             VOLUME             RATE      (DECREASE)        Volume          Rate        (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                       $    (116)       $    214        $    98      $    (325)       $     60     $    (265)
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
                                                     -              -              -             (3)              1            (2)

U.S. Agency securities                              15            (1)             14              75              1             76

Mortgage-backed securities                           -            (3)            (3)             (2)            (1)            (3)

Collateralized mortgage obligations               (32)            (12)           (44)            (44)            (3)           (47)
Mutual funds                                       (3)             25             22             (7)            162            155
-----------------------------------------------------------------------------------------------------------------------------------
  Total investment in securities                  (20)              9           (11)              19            160            179
-----------------------------------------------------------------------------------------------------------------------------------
FHLB stock                                         (2)              2              -              (7)             5             (2)
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and demand deposits             106             72            178              73             64            137
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest income                           (32)            297            265            (240)           289             49
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
NOW account deposits                          $     16        $     7       $     23        $     13        $     7       $     20

Savings deposits                                     4            (14)           (10)            (4)              -             (4)
Time deposits                                      (11)            34             23            (71)            133             62
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                    9             27             36            (62)            140             78
-----------------------------------------------------------------------------------------------------------------------------------
Borrowings                                         (41)            (4)           (45)          (113)            (21)           (134)
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                           (32)            23             (9)          (175)            119            (56)
-----------------------------------------------------------------------------------------------------------------------------------
  Change in net interest income                      -            274            274            (65)            170            105

PROVISION FOR LOAN LOSSES

The Company made no provisions for losses in the first quarter of 2006 or 2005, compared to $4.8 million provided for in the fourth quarter of 2005. There were no charge-offs in the first quarter of 2006 or the fourth or first quarters of 2005.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME

Non-interest income before securities transactions was down $3,000, or 12%, for the first quarter of 2006 compared to the same time period of 2005. Losses from the sale of the Company's investment in a short-term mortgage mutual fund totaled $16,000 in the first quarter of 2006 and losses from the sale of FHLMC stock totaled $18,000 in the first quarter of 2005. The major categories of non-interest income for the three months ended March 31, 2006 and 2005 are presented in Table 12.

TABLE 12. NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------
                                                                                                          Percentage
                                                                                                           Increase
($ IN THOUSANDS)                                           FIRST QUARTER 2006  First Quarter 2005        (Decrease)
--------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                     $   3              $    7             (57)%

ATM surcharges and network fees                                             1                   2              (50)

Early closing penalties                                                     2                   1               100
Income from real estate held for investment                                13                  13                 -
Miscellaneous                                                               4                   3                33
--------------------------------------------------------------------------------------------------------------------
Total non-interest income before securities transactions                   23                  26
                                                                                                                (12)
Securities transactions                                                   (16)                (18)              (11)
--------------------------------------------------------------------------------------------------------------------
Total non-interest income                                               $   7              $    8              (13)%
--------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2006 totaled $1.1 million, a $385,000 (25.4%) decrease from the first quarter of 2005. Included in these expenses for the first quarter of 2005 is a charge of $434,000 related to retirement benefits to be paid to the Company's former President and Chief Executive Officer. Without this charge, non-interest expenses would have increased by approximately $43,000 for the first quarter of 2006 compared to the year earlier quarter. The Company has an additional cost of $34,000 with respect to such retirement which is expected to be recognized through 2007. Non-interest expense for the three months ended March 31, 2006 and 2005 are presented in Table 13 below.

TABLE 13. NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------
                                                                                                         Percentage
                                                                                                           Increase
($ IN THOUSANDS)                                            FIRST QUARTER 2006 First Quarter 2005        (Decrease)
--------------------------------------------------------------------------------------------------------------------
Employee compensation                                                   $  475             $  891             (47)%
Employee benefits                                                          251                179                40
--------------------------------------------------------------------------------------------------------------------
  Total personnel expense                                                  726              1,070              (32)

Net occupancy expense                                                      122                107                14
Ad Valorem taxes                                                            83                109              (24)
Data processing costs                                                       51                 47                 9
Advertising                                                                 14                 25              (44)
ATM server expense                                                           6                  6                 -
Professional fees                                                           34                 66              (48)

Deposit insurance and supervisory fees                                      24                 27              (11)
Printing and office supplies                                                28                 11               155
Telephone                                                                   13                 19              (32)
Dues and Subscriptions                                                      16                 10                60
Other operating expenses                                                    15                 20              (25)
--------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                             $ 1,132            $ 1,517             (25)%
--------------------------------------------------------------------------------------------------------------------
Efficiency Ratio                                                        73.55%            104.77%
--------------------------------------------------------------------------------------------------------------------
Efficiency Ratio - Excluding Securities Transactions                    72.51%            103.48%
--------------------------------------------------------------------------------------------------------------------

Personnel costs, which represent the largest component of non-interest expense, decreased $344,000, or 32%, to $726,000 in the first quarter of 2006 compared to $1.1 million in the first quarter of 2005. This decrease was the result of the charge for retirement benefits discussed above. Without this charge, personnel expense would have been $636,000 in 2005, or $90,000 (14%) less than the current quarter.

Professional fees decreased $32,000, or 48% in the first quarter of 2006 compared to the first quarter of 2005. In 2005 the Association incurred consulting fees paid to assist management in evaluating its policies and procedures concerning the Association's loan portfolio and fees associated with the departure of the Company's former Chief Executive Officer, neither of which were incurred in 2006.

The following table presents GS Financial's results of operations under generally accepted accounting principles (GAAP) and the results of operations excluding the charge for retirement benefits discussed earlier (referred to as Non-GAAP). Management views the $434,000 in costs recorded in the first quarter of 2005 upon the retirement of the Company's former President to be non-recurring in nature. Currently, there is one employment agreement with the Association and Stephen E. Wessel which is included at Exhibit 10.3. Management believes the non-GAAP presentation is useful to investors because it provides information of the Company's underlying operations and performance trends. Specifically, these measures permit evaluation and comparison of the results of ongoing business operations that management uses to assess the performance of the Association's operations. While management considers the non-GAAP presentation to be useful, it should not be considered an alternative to GAAP.

TABLE 14.  GAAP TO NON-GAAP RECONCILIATION
-----------------------------------------------------------------------------------------------------------------------
                                                                          Post-Retirement Benefits             Non-GAAP
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                             GAAP     and Related Interest
-----------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 2006

NON-INTEREST EXPENSE                                               1,132                        -                1,132

INCOME TAX PROVISION                                                 138                        -                  138

NET INCOME                                                           276                        -                  276

EARNINGS PER SHARE - BASIC                                          0.23                        -                 0.23

EARNINGS PER SHARE - DILUTED                                        0.23                        -                 0.23
EFFICIENCY RATIO                                                  73.55%                        -               73.55%
-----------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 2005

Non-interest expense                                               1,517                      434                1,083

Income tax provision                                                  30                      148                  178

Net (Loss) Income                                                   (99)                      286                  187

(Loss) Earnings per share - Basic                                 (0.09)                     0.24                 0.15

(Loss) Earnings per share - Diluted                               (0.08)                     0.24                 0.16
Efficiency Ratio                                                 104.77%                   29.97%               74.79%

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2006. Management believes there have been no material changes in the Company's market risk since December 31, 2005.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no matters required to be reported under this item.

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(C) ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (d) Maximum
                                                                                                            Number (or
                                                                                     (c) Total Number of    Approximate DollarP
                                                                                      Shares Purchased as   Value) of Shares that
                                               (a) Total Number                       Paid Per Publicly     May Yet Be
                                                      of Shares    (v) Average Price  Announced Plans or    Purchased Under the
Period                                             Purchased)(1)   Paid Per Share     Programs              Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
Month 1 (January 1, 2006 - January 31, 2006)                          $     -
                                                             -                                  -                 -
Month 2 (February 1, 2006 - February 28,
2006)                                                        -                 -                -                 -

Month 3 (March 1, 2006 - March 31, 2006)                 4,225             17.01                -                 -
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                  4,225         $   17.01                -                 -
------------------------------------------------------------------------------------------------------------------------------------

(1) All purchases were made in open-market transactions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There are no matters required to be reported under this item.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no matters required to be reported under this item.

ITEM 5 - OTHER INFORMATION

There are no matters required to be reported under this item.

ITEM 6 - EXHIBITS

        3.1*          Articles of Incorporation of GS Financial Corp.
        3.2*          Bylaws of GS Financial Corp.
        4.1*          Stock Certificate of GS Financial Corp.
        10.1**        GS Financial Corp. Stock Option Plan
        10.2**        GS Financial Corp. Recognition and Retention Plan and
                      Trust Agreement for Employees and Non-Employee Directors
        10.3***       Letter Agreement, dated as of December 8, 2005, by and
                      between the Association and Stephen
                      E. Wessel.
        31.1          Rule 13a-14(a) Certification of Chief Executive Officer
        31.2          Rule 13a-14(a) Certification of Chief Financial Officer
        32.0          Certification pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

** Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

*** Incorporated by reference from the current report on Form 8-K, dated December 8, 2005, filed by the registrant with the SEC (Commission File No. 000-22269).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          GS FINANCIAL CORP.



Date:      May 15, 2006            By:    /s/ Stephen E. Wessel
           -----------------------        --------------------------------------
                                          Stephen E. Wessel
                                          President
                                          and Chief Executive Officer

Date:      May 15, 2006            By:    /s/ J. Andrew Bower
           -----------------------        --------------------------------------
                                          J. Andrew Bower
                                          Chief Financial Officer