Form 10-Q
period 2006-06-30
GS FINANCIAL CORP
filed 2006-08-14
CIK 1029630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 0-22269

GS FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	72-1341014
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3798 Veterans Blvd.
Metairie, Louisiana	70002
(Address of Principal Executive Offices)	(Zip Code)

(504) 457-6220
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address or former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer                   ☐Accelerated filer                    ☒Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2006, 1,279,806 shares of the Registrant’s common stock were outstanding.

GS FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	6/30/2006 (Unaudited)	12/31/2005 (Audited)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$2,130	$3,040
Interest-Bearing Deposits from Other Banks	12,208	4,515
Federal Funds Sold	1,885	15,000
Total Cash and Cash Equivalents	16,223	22,555
Securities Available-for-Sale, at Fair Value	64,555	77,344
Loans, Net	84,278	69,657
Accrued Interest Receivable	1,726	1,627
Premises & Equipment, Net	2,297	2,257
Stock in Federal Home Loan Bank, at Cost	1,345	1,833
Foreclosed Assets	-	-
Real Estate Held-for-Investment, Net	471	478
Other Assets	1,846	1,863
Total Assets	$172,741	$177,614

LIABILITIES
Deposits
Interest-Bearing Deposits	$120,803	$116,798
Noninterest-Bearing Deposits	2,155	2,195
Total Deposits	122,958	118,993
FHLB Advances	23,615	32,106
Other Liabilities	702	1,108
Total Liabilities	147,275	152,207

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,631	34,565
Unearned ESOP Stock	(120)	(239)
Unearned RRP Trust Stock	(698)	(698)
Treasury Stock (2,158,694 Shares at June 30, 2006 and 2,154,469 Shares at December 31, 2005)	(32,264)	(32,193)
Retained Earnings	24,534	24,136
Accumulated Other Comprehensive Loss	(651)	(198)
Total Stockholders' Equity	25,466	25,407
Total Liabilities & Stockholders' Equity	$172,741	$177,614
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share data)	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$ 1,661	$ 1,685	$ 3,234	$ 3,523
Investment Securities	964	891	1,867	1,615
Other Interest Income	157	71	393	172
Total Interest and Dividend Income	2,782	2,647	5,494	5,310

INTEREST EXPENSE
Deposits	850	738	1,643	1,453
Advances from Federal Home Loan Bank	320	482	701	990
Interest Expense	1,170	1,220	2,344	2,443

NET INTEREST INCOME	1,612	1,427	3,150	2,867
PROVISION FOR LOAN LOSSES	-	-	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,612	1,427	3,150	2,867

NON-INTEREST EXPENSE
Salaries and Employee Benefits	784	662	1,510	1,732
Occupancy Expense	127	109	249	216
Other Expenses	276	300	560	640
Total Non-Interest Expense	1,187	1,071	2,319	2,588
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	425	356	831	279

NON-INTEREST (LOSS) INCOME
Net (Loss) on Available-for-Sale Securities	(76)	-	(92)	(18)
Other Income	23	24	47	50
Total Non-Interest (Loss) Income	(53)	24	(45)	32

INCOME BEFORE INCOME TAXES	372	380	786	311
INCOME TAX EXPENSE	129	109	267	139
NET INCOME	$ 243	$ 271	$ 519	$ 172

EARNINGS PER SHARE
Basic	$ 0.20	$ 0.23	$ 0.43	$ 0.14
Diluted	$ 0.20	$ 0.23	$ 0.43	$ 0.14
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2004	$34	$34,425	$(32,119)	$(521)	$(865)	$28,286	$(296)	$28,944
Comprehensive Income:
Net Income	-	-	-	-	-	172	-	172
Other Comprehensive Income (Loss)
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	-	(233)	(233)
Total Comprehensive Income (Loss)	-	-	-	-	-	172	(233)	(61)
Distribution of RRP Stock	-	1	-	-	4	-	-	5
ESOP Compensation Earned		112	-	141	-	-	-	253
Purchase of Treasury Stock	-	-	(74)	-	-	-	-	(74)
Dividends Declared	-	-	-	-	-	(242)	-	(242)
Balances at June 30, 2005	$34	$34,538	$(32,193)	$(380)	$(861)	$28,216	$(529)	$28,825

Balances At December 31, 2005	$34	$34,565	$(32,193)	$(239)	$(698)	$24,257	$(198)	$25,407
Comprehensive Income:
Net Income	-	-	-	-	-	519	-	519
Other Comprehensive Income (Loss)
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	-	(453)	(453)
Total Comprehensive Income (Loss)	-	-	-	-	-	519	(453)	66
Distribution of RRP Stock	-	-	-	-	-	-	-	-
ESOP Compensation Earned	-	66	-	119	-	-	-	185
Purchase of Treasury Stock	-	-	(71)	-	-	-	-	(71)
Dividends Declared	-	-	-	-	-	(242)	-	(242)
Balances at June 30, 2006	$34	$34,631	$(32,264)	$(120)	$(698)	$24,534	$(651)	$25,466
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
($ in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$519	$172
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	83	77
Discount Accretion Net of Premium Amortization	(20)	(32)
Provision for Loan Losses	-	-
Non-Cash Dividend - FHLB Stock	(20)	(39)
Net Loan Fees	2	1
Mutual Fund Dividends Reinvested	-	(143)
ESOP Shares Expense	185	253
RRP Expense	63	57
Loss on Disposal and Write-down of Property and Equipment	-	4
Loss on Sale of Investments	92	18
Deferred Income Tax Provision	267	112
Changes in Operating Assets and Liabilities
Increase in Accrued Interest Receivable	(99)	(157)
Increase in Prepaid Income Taxes	(267)	(16)
Increase in Other Assets	(55)	(23)
Increase (Decrease) in Accrued Interest - FHLB Advances	29	(19)
Decrease in Accrued Income Tax	-	(65)
Increase in Other Liabilities	(335)	268
Net Cash Provided by Operating Activities	444	468

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	3,279	2,804
Proceeds from Sales of Investment Securities	-	19,331
Purchases of Investment Securities	(19,162)	(12,077)
Investment in Mutual Funds, Net	28,031	(104)
Loan Originations and Principal Collections, Net	(14,382)	4,099
Capitalized REO Expenses	-	(4)
Purchases of Premises and Equipment	(116)	(109)
Proceeds from Disposal of Property and Equipment	-	1
Proceeds from Sale of FHLB Stock	508	-
Net Cash (Used in) Provided by Investing Activities	(1,842)	13,941

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(71)	(74)
Decrease in Advances from Federal Home Loan Bank	(8,490)	(3,872)
Payment of Cash Stock Dividends	(242)	(242)
Increase (Decrease) in Deposits	3,965	(6,863)
Decrease in Deposits for Escrows	(96)	(46)
Net Cash Used In Financing Activities	(4,934)	(11,097)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,332)	3,312
CASH AND CASH EQUIVALENTS - Beginning of Period	22,555	7,024
CASH AND CASH EQUIVALENTS - End of Period	$16,223	$10,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	$2,373	$2,424
Income Taxes	-	109
Loans Transferred to Foreclosed Real Estate During the Period	-	155
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of GS Financial Corp. (the “Company”) and its subsidiary, Guaranty Savings Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform with the current presentation.

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
Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the Company’s 2005 annual report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128. The components used in this computation were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands, except per share data)	2006	2005	2006	2005
Numerator:
Net Income	$243	$271	$519	$172
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$243	$271	$519	$172
Denominator
Weighted-Average Shares Outstanding	1,214,190	1,181,065	1,215,707	1,181,834
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	5,839	12,353	-	15,802
Denominator for Diluted Earnings Per Share	1,220,029	1,193,418	1,215,707	1,197,636
Earnings Per Share
Basic	$0.20	$0.23	$0.43	$0.14
Diluted	0.20	0.23	0.43	0.14
Cash Dividends Per Share	$0.10	$0.20	$0.20	$0.20

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At June 30, 2006, there were 23,922 unallocated shares and the balance of the loan was $140,000. The Bank bears the cost of the ESOP as compensation expense, which is based on the principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $99,000 and $192,000 for the three and six month periods ended June 30, 2006, respectively, compared to $112,000 and $225,000 for the same time periods ended June 30, 2005.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense. Because all of the options that have been granted vested prior to 2005, net income and earnings per share for the three and six month periods ended June 30, 2006 and 2005 would not have been affected if the Company had applied the fair value recognition provisions of SFAS No. 123, to measure and recognize stock based compensation expense.

NOTE 5 - RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of June 30, 2006 of the 129,159 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 99,580 had been earned and issued. Compensation expense related to the RRP was $32,000 and $63,000 for the three and six month periods ended June 30, 2006, respectively, compared to $24,000 and $33,000 for the same time periods ended June 30, 2005.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
	Three Months Ended			Six Months Ended
($ in thousands, except per share data)	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2006	June 30, 2005
SUMMARY OF INCOME
Interest Income	$2,782	$2,712	$2,647	$5,494	$5,310
Interest Expense	1,170	1,173	1,220	2,344	2,443
Net Interest Income	1,612	1,539	1,427	3,150	2,867
Provision for Loan Losses	-	-	-	-	-
Net Interest Income After Provision for Loan Losses	1,612	1,539	1,427	3,150	2,867
Non-Interest (Loss) Income	(53)	7	24	(45)	32
Non-Interest Expense	1,187	1,132	1,071	2,319	2,588
Net Income Before Taxes	372	414	380	786	311
Income Tax Expense	129	138	109	267	139
Net Income	243	276	271	519	172
SELECTED BALANCE SHEET DATA
Total Assets	$172,741	$176,758	$189,403
Loans Receivable, Net	84,278	74,802	87,903
Investment Securities	64,555	78,466	84,406
Deposit Accounts	122,958	125,163	123,860
Borrowings	23,615	25,250	35,817
Stockholders' Equity	25,466	25,419	28,825
SELECTED AVERAGE BALANCES
Total Assets	$175,107	$177,854	$189,725	$176,492	$192,229
Loans Receivable, Net	80,461	70,278	89,617	75,354	90,641
Investment Securities	73,985	77,406	85,190	75,695	83,899
Deposit Accounts	124,163	121,369	123,189	122,768	124,898
Borrowings	24,183	29,516	36,504	26,872	37,468
Stockholders’ Equity	25,438	25,456	28,980	25,446	28,890
KEY RATIOS (1)
Return on average assets	0.56%	0.62%	0.57%	0.59%	0.18%
Return on average shareholders' equity	3.82%	4.34%	3.74%	4.08%	1.19%
Net Interest Margin	3.80%	3.49%	3.09%	3.65%	3.06%
Average loans to average deposits	68.54%	57.90%	72.75%	61.99%	72.57%
Average Interest-earning assets to interest-bearing liabilities	117.96%	114.68%	116.36%	117.79%	116.02%
Efficiency ratio	73.64%	73.55%	73.81%	73.62%	89.27%
Non-interest expense to average assets	2.72%	2.55%	2.26%	2.65%	2.69%
Allowance for loan losses to total loans	6.35%	7.10%	1.04%
Stockholders' equity to total assets	14.74%	14.38%	15.22%
COMMON SHARE DATA
Earnings (Loss) Per Share
Basic	$0.20	$0.23	$0.23	$0.43	$0.14
Diluted	0.20	0.23	0.23	0.43	0.14
Dividends Paid Per Share	0.10	0.10	0.10	0.20	0.20
Book Value Per Share	20.97	20.92	21.87
Average Shares Outstanding
Basic	1,214,190	1,215,069	1,156,784	1,215,707	1,181,834
Diluted	1,220,029	1,215,069	1,184,520	1,215,707	1,210,629
(1)  Amounts are annualized where appropriate

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first and second quarters of 2006 and 2005. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association. The subsidiary had its name legally changed but remains a state-charted savings association. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2005 annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS
In addition to the historical information, this discussion includes certain forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to comments regarding (a) the potential for earnings volatility from changes in the estimated allowance for loan losses over time, (b) the expected growth rate of the loan portfolio, (c) future changes in the mix of deposits, (d) the results of net interest income simulations run by the Company to measure interest rate sensitivity, (e) the performance of Guaranty’s net interest income and net interest margin assuming certain future conditions, and (f) changes or trends in certain expense levels.

Forward-looking statements are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:

•	expectations about overall economic strength and the performance of the economies in Guaranty’s market area,
•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
•	reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers
•	expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Guaranty’s ability to execute its plans to respond effectively, and
•	expectations regarding the ability of Guaranty’s market area to recover economically from the damages caused by Hurricane Katrina.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans increased $14.6 million, or 19.4%, from year-end 2005 to the end of the second quarter of 2006. Average loans for the second quarter of 2006 were $86.2 million, down $3.4 million (3.9%) compared to the second quarter of 2005. Year-to-date average loans at June 30, 2006 totaled $81.1 million, down $9.5 million (10.5%) from the same time period in 2005. Table 1, which is based on regulatory reporting codes, shows loan balances at June 30, 2006 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2006		2005
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Real estate loans - residential	$40,862	$37,829	$36,800	$38,502	$39,266
Real estate loans - commercial and other	32,163	27,902	24,794	30,433	32,926
Real estate loans - construction	14,259	12,120	11,282	13,534	13,836
Consumer loans	545	737	669	562	646
Commercial business loans	2,161	1,779	1,819	2,784	2,142
Total Loans	$89,990	$80,367	$75,364	$85,815	$88,816
Average Total Loans During Period	$86,165	$75,991	$80,613	$86,978	$89,617

Over the past several years the Company has been able to develop significant new business in the growing commercial lending market including loans secured by commercial real estate and multi-family residential property. At June 30, 2006, these loans made up approximately 43% of the entire loan portfolio. During the last quarter of 2004 and extending into 2005, management performed a review of the Company’s underwriting practices in this area. This review was initiated as a result of concerns over the portion of the portfolio that was delinquent more than 90 days and the number of relatively large loan account balances outstanding with certain individual borrowers. As a result of its review, the Company updated and strengthened its commercial loan policies and procedures. While this review was being performed, the number of commercial loan originations decreased. The decrease in new loan originations in 2005 also reflects the slowdown in business activity in the fourth quarter of 2005 as well as reduced new originations in general during 2005 as the Bank completed its search for a new President. The Bank recently hired two new commercial loan officers and a new mortgage lender. The loan growth in the first two quarters of 2006 reflects the beginning of an economic recovery in the Bank’s market area subsequent to Hurricane Katrina and the efforts of the Bank’s new lenders.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. At June 30, 2006 the allowance for loan losses was $5.7 million, or 6.3%, of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2006		2005
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Beginning Balance	$5,713	$5,713	$920	$920	$920
Provision for Losses	-	-	4,793	-	-
Loans Charged Off	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	5,713	$5,713	$5,713	$920	$920
Ratios
Charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	6.35%	7.11%	7.58%	1.07%	1.04%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at June 30, 2006 and at the end of the preceding four quarters. The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due. Nonperforming assets consist of loans on non-accrual status and foreclosed assets. There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2006		2005
($ in thousands)	June 30	March 31	December 31	September 30	June 30
30-89 Days	$1,699	$3,052	$9,296	$8,668	$5,205
90+ Days	362	1,436	931	1,773	559
Total	$2,061	$4,488	$10,227	$10,441	$5,764
Ratios
Loans delinquent 90 days to total loans	0.40%	1.79%	1.24%	2.07%	0.63%
Total delinquent loans to total loans	2.29%	5.58%	13.57%	12.17%	6.49%
Allowance for loan losses to 90+ day delinquent loans	1,578.17%	397.84%	613.75%	51.89%	164.58%
Allowance for loan losses to total delinquent loans	277.20%	127.29%	55.87%	8.81%	15.96%

TABLE 4. NONPERFORMING ASSETS
	2006		2005
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Loans accounted for on a nonaccrual basis	$362	$1,436	$3,582	$187	$559
Foreclosed assets	-	-	-	159	159
Total nonperforming assets	$362	$1,436	$3,582	$346	$718
Ratios
Nonperforming assets to loans plus foreclosed assets	0.40%	1.79%	4.75%	0.40%	0.81%
Nonperforming assets to total assets	0.21%	0.81%	1.87%	0.19%	0.38%
Allowance for loan losses to nonperforming assets	1,578.17%	397.84%	159.52%	265.90%	128.13%

INVESTMENT IN SECURITIES
At June 30, 2006, the Company’s total securities available-for-sale were $64.6 million, compared to $77.3 million at December 31, 2005 and $84.4 million at June 30, 2005. Mutual fund investments made up 32.3% of the portfolio at June 30, 2006, compared to 63.7% at year-end 2005 and 58.7% at June 30, 2005. At June 30, 2006, collateralized mortgage obligations made up 29.3% of the portfolio, compared to 29.1% at December 31, 2005 and 34.6% at June 30, 2005. U.S. Agency Securities comprised 30.8% of the investment portfolio at June 30, 2006, compared with 6.4% at December 31, 2005 and 5.9% as of June 30, 2005. During the six month period ended June 30, 2005, the Company sold its entire $19.3 million portfolio of FHLMC stock at a loss of approximately $18,000. During the second quarter of 2006 the Bank sold some of its investments in mutual funds, for the purposes of diversifying its investment portfolio and funding new loans, at a loss of approximately $92,000.

At June 30, 2006, the net unrealized losses on the Company’s entire securities portfolio was $982,000, or 1.50% of amortized cost, compared to net unrealized losses of $300,000, or .39% of amortized cost at December 31, 2005. These losses consist primarily of losses on collateralized mortgage obligations and mortgage backed securities as the rising interest rate environment in 2006 has most adversely affected longer-term investments with fixed coupon payments. Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	June 30, 2006		December 31, 2005		June 30, 2005
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury Securities	$500	$501	$500	$506	$500	$517
U.S. Agency Securities	19,985	19,836	4,988	4,943	4,988	5,043
Mortgage Backed Securities	4,048	4,097	94	100	124	133
Collateralized Mortgage Obligations	19,611	18,910	22,741	22,496	29,056	29,164
Mutual funds	21,286	21,211	49,320	49,299	50,539	49,549
Total Investments	$65,430	$64,555	$77,643	$77,344	$85,207	$84,406

DEPOSITS
At June 30, 2006, deposits were 3.4%, or $4.0 million, above the level at December 31, 2005 and down $902,000, or 0.7% from the level at the end of the second quarter of the previous year. Average deposits totaled $124.2 million in the second quarter of 2006, up $2.8 million (2.3%) from the first quarter of 2006 and up $1.0 million (0.8%) from the second quarter of 2005.

Table 6 presents the composition of average deposits for the quarters ended June 30, 2006, March 31, 2006 and June 30, 2005.

TABLE 6. DEPOSIT COMPOSITION
	Second Quarter 2006		First Quarter 2006		Second Quarter 2005
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$1,975	1.6%	$1,960	1.6%	$799	0.6%
NOW account deposits	17,490	14.1	11,925	9.8	7,738	6.3
Savings deposits	28,704	23.1	31,122	25.6	30,648	24.9
Time deposits	75,994	61.2	76,362	63.0	84,004	68.2
Total	$124,163	100.0%	$121,369	100.0%	$123,189	100.0%

BORROWINGS
At June 30, 2006, the Company’s borrowings from the Federal Home Loan Bank decreased $8.5 million, or 26.5%, from December 31, 2005 and $12.2 million, or 34.1%, from June 30, 2005. Average advances for the second quarter of 2006 were $24.2 million, a decrease of $5.4 million, or 18.4%, from the first quarter of 2006 and a decrease of $12.4 million, or 34.0%, from the prior year’s second quarter. The decreases were due to regularly scheduled principal payments that were not offset by new borrowings because of the Company’s current liquidity position. These balances are expected to be reduced further throughout the remainder of 2006 as there are $6.6 million in scheduled principal payments for the last six months of 2006.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At June 30, 2006, stockholders’ equity totaled $25.5 million, an increase of $59,000 from December 31, 2005. This increase was due to net income of $519,000 and capitalized stock compensation costs of $185,000 being partially offset by an increase in unrealized losses on investment securities of $453,000 and cash dividends paid of $242,000.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$8,324	$16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.70
2005	3,907	74	19.06
Six months ended June 30, 2006	4,225	71	17.01
Total Stock Repurchases	2,158,694	$32,264	$14.95

The ratios in Table 8 indicate that the Bank remained well capitalized for regulatory compliance purposes at June 30, 2006. The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2006	2005
($ in thousands)	June 30	December 31	June 30
Tier 1 regulatory capital	$24,577	$23,772	$27,371
Tier 2 regulatory capital	1,015	905	500
Total regulatory capital	$25,592	$24,677	$27,871
Adjusted total assets	$171,779	$176,144	$188,914
Risk-weighted assets	$81,877	$72,399	$78,007
Ratios
Tier 1 capital to total assets	14.31%	13.47%	14.49%
Tier 1 capital to risk-weighted assets	30.02%	32.83%	35.09%
Total capital to risk-weighted assets	31.26%	34.08%	35.73%
Shareholders' equity to total assets	14.31%	14.30%	15.22%

LIQUIDITY AND CAPITAL RESOURCES
The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank, all in the most cost-effective manner. The Company develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making use of the quantitative modeling tools to project cash flows under a variety of possible scenarios.

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first three and six months of 2006.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2006 and 2005. The Company reported net income of $519,000 for the six months ended June 30, 2006, and generated a net cash increase of $445,000 from operations. Certain adjustments are made to net income to reach the level of cash provided by operating activities. Some of these adjustments include non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (mutual fund dividends reinvested in principal, accretion of discounts, and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data. Table 9 illustrates some of the factors that the Company uses to measure liquidity. The Company remains very liquid, though some liquidity is being utilized to fund loan growth.

TABLE 9. KEY LIQUIDITY INDICATORS
	2006	2005
($ in thousands)	June 30	December 31	June 30
Cash and cash equivalents	$16,223	$22,555	$10,336
Total loans	89,990	75,364	88,816
Total deposits	122,958	118,993	123,860
Deposits $100,000 and over	21,189	16,301	19,449
Ratios
Total loans to total deposits	73.19%	63.33%	71.71%
Deposits $100,000 and over to total deposits	17.23%	13.70%	15.70%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the second quarter of 2006 increased $66,000, or 4.3%, from the first quarter of 2006, despite a decrease of average earning assets of 1.4% between these periods. Second quarter net interest income for 2006 was up $185,000, or 13.0%, on average earning assets that were down 6.6% compared with the second quarter of 2005. The improved margins are primarily the result of the Bank’s asset mix shifting from lower-yielding investments to higher-yielding loans.

During the second quarter of 2006, interest income from earning assets was up $68,000, or 2.5%, from the first quarter of 2006. This increase was due to the Company’s increased investment in loans as well as an increase in market yields on short-term assets. The Company’s average investment in loans was up $10.2 million in the second quarter of 2006 compared to the first quarter of 2006 and average yield decreased 57 basis points, netting to a $88,000 increase in interest income. This increase and an increase of $63,000 in interest income from investments caused by a favorable yield environment was partially offset by a $81,000 decrease in interest income from Federal funds sold and demand deposits caused by a reduction in the balances maintained in these liquid assets.

Second quarter interest income for 2006 was up $134,000, or 3.7%, from the second quarter of 2005. Interest income on loans decreased by $24,000 in the second quarter of 2006 compared to the same period in 2005, with the decrease in average balances causing a $66,000 reduction which was partially offset by $42,000 in income created by increased yields. Increases in income from both investments and liquid assets were caused by significant increases in average rate, which were partially offset by the reductions in average balances.

During the second quarter of 2006, interest expense was down $5,000, or 0.4%, from the first quarter of 2006 and $51,000, or 4.2%, from the second quarter of 2005. While rates on deposit products have increased compared to both prior periods, the decrease in overall interest expense was the result of contractual paydowns on borrowings from the FHLB reducing the related interest expense.

The average cost on interest bearing deposits increased to 2.79% for the second quarter of 2006, from 2.67% in the first quarter of 2006 and 2.41% in the second quarter of 2005. These changes in rates contributed $44,000 and $151,000 of increases in interest expense from the first quarter of 2006 and the second quarter of 2005, respectively. The changes in deposit balances contributed an increase of $12,000 of interest expense from the first quarter of 2006 and a decrease of $40,000 compared to the second quarter of 2005, which combined with the changes in rates resulted in decreases in total expenses for the period.

Average borrowings were down $5.3 million for the second quarter of 2006 compared to the first quarter of 2006, and $12.3 million compared to the second quarter of 2005. These decreases in the average balances accounted for $54,000 and $163,000 in reduced interest expenses for each respective period.

Net interest income for the first six months of 2006 increased $283,000, or 9.9%, from the first six months of 2005 on average earning assets that were $13.5 million (7.2%) lower. Table 12 shows the components of the Company’s net interest margin for the first six months of 2006 and 2005. Net interest margin was 3.65% for the six months ended June 30, 2006 and 3.06% for the prior year’s period. The yield on average earning assets increased 70 basis points and the total interest cost of funding earning assets increased 17 basis points compared to the first six months of 2005.

Interest income from loans in the first six months of 2006 decreased by $289,000 from the same period in 2005. This was caused by a decrease in average balances, as the Bank incurred significant loan paydowns late in 2005 subsequent to Hurricane Katrina. The 27 basis point yield increase was able to offset $93,000 of the decrease caused by loan volume for the six month period ended June 30, 2006. The decrease in interest income from loans was more than offset by the increases in income from investment securities, Federal funds sold and demand deposits, all of which were driven by increases in short-term interest rates.

Interest expense was $100,000 lower for the first six months of 2006 from the first six months of 2005. The average cost of interest bearing deposits increased 40 basis points from 2.34% for the six months ended June 30, 2005 up to 2.74% for the same period in 2006. The average cost of borrowings during the first six months was nearly unchanged, at 5.26% in 2006 compared to 5.28% in 2005. The overall decrease in the first six months of 2006 compared with the same period in 2005 was primarily due to the decrease in outstanding borrowings.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Second Quarter 2006			First Quarter 2006			Second Quarter 2005
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$86,175	$1,661	7.73%	$75,991	$1,573	8.30%	$89,617	$1,685	7.52%
U.S. Treasury securities	502	11	8.79	505	9	6.82	520	9	7.02
U.S. Agency securities	15,826	200	5.07	6,129	78	5.12	5,022	64	5.08
Mortgage-backed securities	1,952	29	5.96	91	1	6.04	199	1	2.39
Collateralized mortgage obligations	19,810	323	6.54	21,666	304	5.63	29,815	390	5.23
Mutual funds	35,895	401	4.48	49,015	511	4.18	49,634	427	3.44
Total investment in securities	73,985	964	5.23	77,406	903	4.68	85,190	891	4.18
FHLB stock	1,485	18	4.86	1,833	20	4.40	2,464	17	2.74
Federal funds sold and demand deposits	11,023	139	5.06	19,906	217	4.36	7,617	54	2.84
Total interest-earning assets	172,668	2,782	6.46%	175,136	2,713	6.12%	184,888	2,647	5.73%
NONINTEREST-EARNING ASSETS
Other assets	8,152			8,431			5,757
Allowance for loan losses	(5,713)			(5,713)			(920)
Total assets	$175,107			$177,854			$189,725

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	17,490	72	1.65%	$11,799	$47	1.59%	$7,738	$24	1.22%
Savings deposits	28,704	89	1.24	31,122	96	1.24	30,648	95	1.24
Time deposits	75,995	689	3.64	76,362	650	3.41	84,004	619	2.95
Total interest-bearing deposits	122,189	850	2.79	119,283	793	2.67	122,390	738	2.41
Borrowings	24,195	320	5.30	29,516	381	5.08	36,504	482	5.28
Total interest-bearing liabilities	146,384	1,170	3.20%	148,799	1,174	3.14%	158,894	1,220	3.07%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	1,974			2,086			799
Other liabilities	1,311			1,513			1,052
Shareholders' equity	25,438			25,456			28,980
Total liabilities and shareholders' equity	175,107			$177,854			$189,725
Net interest income and margin		$1,612	3.74%		$1,539	3.52%		$1,427	3.09%
Net interest-earning assets and spread	$26,284		3.24%	$26,337		2.97%	$25,994		2.66%
Cost of funding interest-earning assets			2.66%			2.69%			2.64%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Second Quarter 2006 Compared to:
	First Quarter of 2006			Second Quarter of 2005
	Due to Change in		Total	Due to Change in		Total
			Increase			Increase
($ in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Loans	$196	$(108)	$88	$(66)	$42	$(24)
U.S. Treasury securities	-	2	2	-	2	2
U.S. Agency securities	123	(1)	122	137	(1)	136
Mortgage-backed securities	28	-	28	26	2	28
Collateralized mortgage obligations	(30)	50	20	(164)	98	(66)
Mutual funds	(147)	38	(109)	(154)	129	(25)
Total investment in securities	(26)	89	63	(155)	230	75
FHLB stock	(4)	2	(2)	(12)	13	1
Federal funds sold and demand deposits	(110)	30	(80)	42	40	82
Total interest income	56	13	69	(191)	325	134

INTEREST EXPENSE
NOW account deposits	$23	$2	$25	$40	$8	$48
Savings deposits	(7)	-	(7)	(6)	-	(6)
Time deposits	(4)	42	38	(74)	143	69
Total interest-bearing deposits	12	44	56	(40)	151	111
Borrowings	(54)	16	(38)	(163)	1	(162)
Total interest expense	(42)	60	18	(203)	152	(51)
Change in net interest income	98	(47)	51	12	173	185

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$81,067	$3,234	8.04%	$90,641	$3,523	7.77%
U.S. Treasury securities	504	17	6.80	599	20	6.72
U.S. Agency securities	10,988	278	5.10	2,635	66	5.00
Mortgage-backed securities	1,022	30	5.92	215	5	4.83
Collateralized mortgage obligations	20,737	629	6.12	27,311	741	5.43
Mutual funds	42,420	913	4.34	49,668	783	3.15
FHLMC stock	-	-		3,471	-	-
Total investment in securities	75,671	1,867	4.98	83,899	1,615	3.85
FHLB stock	1,659	38	4.62	2,456	39	3.17
Federal funds sold and demand deposits	15,464	354	4.62	10,361	133	2.57
Total interest-earning assets	173,861	5,493	6.37%	187,357	5,310	5.67%
NONINTEREST-EARNING ASSETS
Other assets	8,344			5,792
Allowance for loan losses	(5,713)			(920)
Total assets	$176,492			$192,229

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$14,645	$119	1.64%	$8,180	$51	1.24%
Savings deposits	29,913	185	1.25	31,484	195	1.24
Time deposits	76,168	1,337	3.54	84,359	1,207	2.86
Total interest-bearing deposits	120,726	1,641	2.74	124,023	1,453	2.34
Borrowings	26,872	701	5.26	37,468	990	5.28
Total interest-bearing liabilities	147,598	2,342	3.20%	161,491	2,443	3.03%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	2,029			875
Other liabilities	1,419			973
Shareholders' equity	25,446			28,890
Total liabilities and shareholders' equity	$176,492			$192,229
Net interest income and margin		$3,150	3.65%		$2,867	3.06%
Net interest-earning assets and spread	$26,263		3.17%	$25,866		2.64%
Cost of funding interest-earning assets			2.72%			2.61%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Six Months 2006 Compared to:
	First Six Months of 2005
	Due to Change in		Total Increase
($ in thousands)	Volume	Rate	(Decrease)
INTEREST INCOME (LOSS)
Loans	$(382)	$93	$(289)
U.S. Treasury securities	(3)	-	(3)
U.S. Agency securities	211	1	212
Mortgage-backed securities	24	1	25
Collateralized mortgage obligations	(199)	87	(112)
Mutual funds	(156)	286	130
Total investment in securities	(123)	375	252
FHLB stock	(18)	17	(1)
Federal funds sold and demand deposits	117	104	221
Total interest income (loss)	(406)	589	183

INTEREST EXPENSE
NOW account deposits	$53	$15	$68
Savings deposits	(10)	-	(10)
Time deposits	(144)	274	130
Total interest-bearing deposits	(101)	289	188
Borrowings	(276)	(13)	(289)
Total interest expense	(377)	276	(101)
Change in net interest income	(29)	313	284

PROVISION FOR LOAN LOSSES
The Company made no provision for losses in the first or second quarter of 2006 or 2005.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income decreased $77,000 for the second quarter of 2006 compared to the same time period in 2005 and also decreased $77,000 for the first six months of 2006 compared to the first six months of 2005. Non-interest income before securities transactions was down $1,000, or 4%, for the second quarter of 2006 compared to the same time period of 2005 and down $3,000, or 6%, for the first six months of 2006 compared to the first six months of 2005. Losses from the sale of securities totaled $92,000 in the first six months of 2006 compared to losses of $18,000 for the first six months of 2005. The major categories of non-interest income for the three and six months ended June 30, 2006 and 2005 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2006	June 30, 2005	Percentage Increase (Decrease)	June 30, 2006	June 30, 2005	Percentage Increase (Decrease)
Service charges on deposit accounts	3	$5	40%	6	$12	(50%)
ATM fees	1	2	(50)	2	4	(50)
Early closing penalties	1	2	(50)	3	3	-
Income from real estate held for investment	13	13	-	26	26	-
Miscellaneous	5	2	150	10	5	100
Total noninterest income before securities transactions	23	24	(4)	47	50	(6)
Securities transactions	(76)	-	(a )	(92)	(18)	(a )
Total noninterest income	(53)	$24	(a )	(45)	$32	(a )
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the second quarter of 2006 totaled $1.2 million, a $116,000 (11%) increase from the second quarter of 2005. For the first six months of 2006, non-interest expenses were $2.3 million, a $269,000 (10%) decrease from 2005. Included in these expenses for the first half of 2005 is a charge of $428,000 related to retirement benefits to be paid to the Company’s former President and Chief Executive Officer. Without this charge, non-interest expenses would have been approximately $156,000 above that of the year earlier quarter. Non-interest expense for the three and six months ended June 30, 2006 and 2005 are presented in Table 15 below.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2006	June 30, 2005	Percentage Increase (Decrease )	June 30, 2006	June 30, 2005	Percentage Increase (Decrease )
Employee compensation	$522	$490	7%	$997	$1,381	(28%)
Employee benefits	262	172	51	513	351	46
Total personnel expense	784	662	18	1,510	1,732	(13)
Net occupancy expense	127	109	17	249	216	15
Ad Valorem taxes	33	109	(70)	116	218	(47)
Data processing costs	51	31	65	102	78	(31)
Advertising	7	19	(63)	21	44	(52)
ATM server expenses	6	7	(14)	12	13	(8)
Professional fees	65	48	35	99	114	(13)
Deposit insurance and supervisory fees	25	30	(17)	49	57	(14)
Printing and office supplies	31	17	82	59	28	111
Telephone	9	9	-	22	28	(21)
Dues and subscriptions	17	9	88	33	19	74
Other operating expenses	32	21	55	47	41	12
Total non-interest expense	$1,187	1,071	11%	$2,319	$2,588	(10%)
Efficiency Ratio	73.57%	73.81%		73.59%	89.27%

Personnel costs, which represent the largest component of non-interest expense, increased $122,000, or 18%, to $784,000 in the second quarter of 2005 compared to $662,000 in the second quarter of 2005. The increase relates to the hiring of officer-level personnel in the commercial and mortgage lending areas. Personnel costs decreased $222,000, or 13%, to $1.5 million in the first half of 2006 compared to $1.7 million the half of 2005. This decrease was the result of the charge for retirement benefits discussed above. Without this charge, personnel expense would have been $1.3 million in 2005, or $206,000 (16%) less than the comparable period in 2006.

Ad valorem taxes decreased $76,000, or 70% in the second quarter of 2006 compared to the second quarter of 2005 and decreased $102,000, or 51% for the first half of 2006 compared to the first half of 2005. The reduction was due to no taxes being assessed on the Bank’s hurricane-damaged office in New Orleans for 2006, a reduction in taxes based on a reduction in prior year asset size, and an adjustment to the tax accrual in 2006 to adjust for an over-accrual in 2005.

Professional fees increased $17,000, or 35%, in the second quarter of 2006 compared to the second quarter of 2005 and decreased $15,000, or 13%, during the first half of 2006 compared to the first half of 2005. The overall decrease relates to fees paid in 2005 associated with the departure of the Company’s former Chief Executive Officer.

Data processing costs increased $20,000, or 65%, in the second quarter of 2006 compared to the same period for 2005 and $24,000, or 31% for the first half of 2006 compared to the first half of 2005. The increase relates to both increases in the fee structure of the Bank’s third-party processor as well as increased utilization of the processor’s services.

The following table presents GS Financial’s consolidated results of operations under generally accepted accounting principles (GAAP) and the results of operations excluding the charge for retirement benefits discussed earlier (referred to as Non-GAAP). Management views the $428,000 in costs recorded in the first quarter of 2005 upon the retirement of the Company’s former President to be non-recurring in nature. Currently, the only employment agreement in place is with the current Company president, and it only applies if he is displaced subsequent to a change in control. Management believes the non-GAAP presentation is useful to investors because it provides information of the Company’s underlying operations and performance trends. Specifically, these measures permit evaluation and comparison of the results of ongoing business operations that management uses to assess the performance of the Bank’s operations. While management considers the non-GAAP presentation to be useful, it should not be considered an alternative to GAAP.

TABLE 16. GAAP TO NON-GAAP RECONCILIATION
($ in thousands, except per share data)	GAAP	Post-Retirement Benefits and Related Interest	Non-GAAP
Six Months Ended June 30, 2006
Noninterest expense	$2,319	-	$2,319
Income tax provision	267	-	267
Net Income	519	-	519
Earnings per share - Basic	0.43	-	0.43
Earnings per share - Diluted	0.43	-	0.43
Efficiency Ratio	73.59%	-	73.59%
Six Months Ended June 30, 2005
Noninterest expense	$2,588	$(428)	$2,160
Income tax provision	139	145	284
Net Income	172	282	454
Earnings per share - Basic	0.14	0.24	0.38
Earnings per share - Diluted	0.14	0.23	0.37
Efficiency Ratio	89.27%	(14.76%)	74.51%

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2006. Management believes there have been no material changes in the Company’s market risk since December 31, 2005.

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

Item 1a. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-k for the year ended December 31, 2005.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) Not applicable

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

GS FINANCIAL CORP.

Date:	August 14, 2006	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	August 14, 2006	By:	/s/ J. Andrew Bower
J. Andrew Bower Chief Financial Officer