Form 10-Q
period 2006-09-30
GS FINANCIAL CORP
filed 2006-11-14
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2006	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
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

Large accelerated filer   Accelerated filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2006
Common Stock, par value $.01 per share	1,266,268 shares

GS FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	9/30/2006 (Unaudited)	12/31/2005 (Audited)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$2,013	$3,040
Interest-Bearing Deposits from Other Banks	7,232	4,515
Federal Funds Sold	2,810	15,000
Total Cash and Cash Equivalents	12,055	22,555
Securities Available-for-Sale, at Fair Value	62,209	77,344
Loans, Net	89,874	69,657
Accrued Interest Receivable	1,824	1,627
Premises & Equipment, Net	3,489	2,257
Stock in Federal Home Loan Bank, at Cost	1,364	1,833
Real Estate Held-for-Investment, Net	467	478
Other Assets	1,130	1,863
Total Assets	$172,412	$177,614

LIABILITIES
Deposits
Interest-Bearing Deposits	$123,555	$116,798
Noninterest-Bearing Deposits	2,597	2,195
Total Deposits	126,152	118,993
FHLB Advances	18,376	32,106
Other Liabilities	865	1,108
Total Liabilities	145,393	152,207

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,724	34,565
Unearned ESOP Stock	(100)	(239)
Unearned RRP Trust Stock	(697)	(698)
Treasury Stock (2,172,232 Shares at September 30, 2006 and 2,154,469 Shares at December 31, 2005)	(32,493)	(32,193)
Retained Earnings	25,922	24,136
Accumulated Other Comprehensive Loss	(371)	(198)
Total Stockholders' Equity	27,019	25,407
Total Liabilities & Stockholders' Equity	$172,412	$177,614
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands, except per share data)	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,784	$1,661	$5,018	$5,184
Investment Securities	855	924	2,722	2,539
Other Interest Income	161	85	554	257
Total Interest and Dividend Income	2,800	2,670	8,294	7,980

INTEREST EXPENSE
Deposits	967	774	2,610	2,227
Advances from Federal Home Loan Bank	295	457	996	1,447
Interest Expense	1,262	1,231	3,606	3,674

NET INTEREST INCOME	1,538	1,439	4,688	4,306
PROVISION (REVERSAL) FOR LOAN LOSSES	(1,981)	-	(1,981)	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,519	1,439	6,669	4,306

NON-INTEREST EXPENSE
Salaries and Employee Benefits	835	600	2,345	2,332
Occupancy Expense	148	110	397	326
Other Expenses	278	271	838	911
Total Non-Interest Expense	1,261	981	3,580	3,569
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	2,258	458	3,089	737

NON-INTEREST (LOSS) INCOME
Net (Loss) on Available-for-Sale Securities	-	-	(92)	(18)
Other Income (Loss)	31	(116)	78	(66)
Total Non-Interest Income (Loss)	31	(116)	(14)	(84)

INCOME BEFORE INCOME TAXES	2,289	342	3,075	653
INCOME TAX EXPENSE	779	111	1,046	250
NET INCOME	$1,510	$231	$2,029	$403

EARNINGS PER SHARE
Basic	$1.25	$0.20	$1.67	$0.34
Diluted	$1.24	$0.20	$1.67	$0.34
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss )	Total Stockholders' Equity
Balances At December 31, 2004	$34	$34,425	$(32,119)	$(521)	$(865)	$28,286	$(296)	$28,944
Comprehensive Income:
Net Income	-	-	-	-	-	403	-	403
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(581)	(581)
Total Comprehensive Income (Loss)	-	-	-	-	-	403	(581)	(178)
Distribution of RRP Stock	-	1	-	-	4	-	-	5
ESOP Compensation Earned	-	146	-	211	-	-	-	357
Purchase of Treasury Stock	-	-	(74)	-	-	-	-	(74)
Dividends Declared	-	-	-	-	-	(354)	-	(354)
Balances at September 30, 2005	$34	$34,572	$(32,193)	$(310)	$(861)	$28,335	$(877)	$28,700

Balances At December 31, 2005	$34	$34,565	$(32,193)	$(239)	$(698)	$24,257	$(198)	$25,407
Comprehensive Income:
Net Income	-	-	-	-	-	2,029	-	2,029
Other Comprehensive Income (Loss)
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	-	(173)	(173)
Total Comprehensive Income (Loss)						2,029	(173)	1,856
Distribution of RRP Stock	-	-	-	-	1	-	-	1
ESOP Compensation Earned	-	159	-	139	-	-	-	298
Purchase of Treasury Stock	-	-	(300)	-	-	-	-	(300)
Dividends Declared	-	-	-	-	-	(364)	-	(364)
Balances at September 30, 2006	$34	$34,724	$(32,493)	$(100)	$(697)	$25,922	(371)	27,019
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30,
($ in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,029	$403
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	126	116
Discount Accretion Net of Premium Amortization	(22)	(60)
Provision for Loan Losses	1,981	-
Non-Cash Dividend - FHLB Stock	(39)	(61)
Net Loan Fees	-	2
Mutual Fund Dividends Reinvested	-	(149)
ESOP Shares Expense	292	357
RRP Expense	89	88
Loss on Disposal and Write-down of Property and Equipment	-	159
Loss on Sale of Investments	87	18
Deferred Income Tax Provision	699	112
Changes in Operating Assets and Liabilities
Increase in Accrued Interest Receivable	(203)	(519)
(Increase) in Prepaid Income Taxes	-	(16)
(Increase) Decrease in Other Assets	(87)	51
Increase in Accrued Interest - FHLB Advances	29	27
Decrease in Accrued Income Tax	-	(65)
(Decrease) Increase in Other Liabilities	(175)	402
Net Cash Provided by Operating Activities	4,806	865

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	10,413	5,927
Proceeds from Sales of Investment Securities	2,000	19,331
Purchases of Investment Securities	(30,043)	(12,077)
Investment in Mutual Funds, Net	32,474	(153)
Loan Originations and Principal Collections, Net	(21,958)	7,102
Capitalized REO Expenses	-	(4)
Purchases of Premises and Equipment	(1,347)	(136)
Proceeds from Disposal of Property and Equipment	-	1
Proceeds from Sale of FHLB Stock	508	356
Net Cash (Used In) Provided by Investing Activities	(7,953)	20,345

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(300)	(74)
Decrease in Advances from Federal Home Loan Bank	(13,730)	(5,752)
Payment of Cash Stock Dividends	(364)	(354)
Increase (Decrease) in Deposits	7,159	(13,230)
Decrease in Deposits for Escrows	(118)	(85)
Net Cash Used In Financing Activities	(7,353)	(19,495)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,500)	1,715
CASH AND CASH EQUIVALENTS - Beginning of Period	22,555	7,024
CASH AND CASH EQUIVALENTS - End of Period	$12,055	$8,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	3,696	3,701
Income Taxes	-	220
Loans Transferred to Foreclosed Real Estate During the Period	-	155
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of GS Financial Corp. (the “Company”) and its subsidiary, Guaranty Savings Bank (the “Bank”), which prior to June 2006 was known as Guaranty Savings and Homestead Association. All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform with the current presentation.

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the Company’s 2005 annual report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128. The components used in this computation were as follows:

Three Months Ended September 30			Nine Months Ended September 30
($ in thousands, except per share data)	2006	2005	2006	2005
Numerator:
Net Income	$1,510	$231	$2,029	$403
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$1,510	$231	$2,029	$403
Denominator
Weighted-Average Shares Outstanding	1,208,214	1,180,635	1,213,182	1,181,436
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	14,330	316	(3,821)	10,640
Denominator for Diluted Earnings Per Share	1,222,544	1,180,951	1,209,361	1,192,076
Earnings Per Share
Basic	$1.25	$0.20	$1.67	$0.34
Diluted	1.24	0.20	1.67	0.34
Cash Dividends Per Share	$0.10	$0.10	$0.30	$0.30

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan is secured by those shares not yet allocated to plan participants. At September 30, 2006, there were 23,922 unallocated shares and the balance of the loan was $40,000. The Bank bears the cost of the ESOP as compensation expense, which is based on the principal and interest payments on the corresponding debt as well as the market value of the stock. Compensation expense related to the ESOP was $100,000 and $292,000 for the three and nine month periods ended September 30, 2006, respectively, compared to $92,000 and $317,000 for the same time periods ended September 30, 2005.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established a fair value-based method of accounting for stock-based compensation. As provided for in SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25 and related interpretations to measure and recognize stock-based compensation expense. Because all of the options that have been granted have vested prior to 2004, net income and earnings per share for the three and nine month periods ended September 30, 2006 and 2005 were not affected by the Company adopting SFAS No. 123(r) which amended SFAS No. 123 and superseded APB No. 25.

NOTE 5 - RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of September 30, 2006 of the 129,159 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 99,345 have been earned and issued. Compensation expense related to the RRP was $32,000 and $95,000 for the three and nine month periods ended September 30, 2006, respectively, compared to $31,000 and $88,000 for the same time periods ended September 30, 2005.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
Three Months Ended				Nine Months Ended
($ in thousands, except per share data)	September 30, 2006	June 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
SUMMARY OF INCOME
Interest Income	$2,800	$2,782	$2,670	$8,294	$7,980
Interest Expense	1,262	1,170	1,231	3,606	3,674
Net Interest Income	1,538	1,612	1,439	4,688	4,306
Provision for Loan Losses	(1,981)	-	-	(1,981)	-
Net Interest Income After Provision for Loan Losses	3,519	1,612	1,439	6,669	4,306
Non-Interest Income	31	(53)	(116)	(14)	(84)
Non-Interest Expense	1,261	1,187	981	3,580	3,569
Net Income Before Taxes	2,289	372	342	3,075	653
Income Tax Expense	779	129	111	1,046	250
Net Income	1,510	243	231	2,029	403
SELECTED BALANCE SHEET DATA
Total Assets	$172,412	$172,741	$181,203
Loans Receivable, Net	89,874	84,278	84,901
Investment Securities	62,209	64,555	80,835
Deposit Accounts	126,152	122,958	117,493
Borrowings	18,376	23,615	33,937
Stockholders' Equity	27,019	25,466	28,700
SELECTED AVERAGE BALANCES
Total Assets	$171,772	$175,107	$185,447	$174,902	$190,054
Loans Receivable, Net	86,144	80,461	86,978	78,885	89,406
Investment Securities	64,696	73,985	83,241	71,983	83,676
Deposit Accounts	123,639	124,163	121,253	123,014	123,670
Borrowings	21,679	24,183	34,739	25,122	36,548
Equity	25,520	25,438	28,934	25,474	28,905
KEY RATIOS
Return on average assets	3.49%	0.56%	0.50%	1.55%	0.28%
Return on average shareholders' equity	23.49%	3.82%	3.19%	10.66%	1.86%
Net Interest Margin	3.61%	3.80%	3.20%	3.63%	3.10%
Average loans to average deposits	74.28%	68.54%	71.73%	68.82%	72.29%
Average Interest-earning assets to interest-bearing liabilities	117.58%	117.96%	116.54%	117.00%	116.19%
Efficiency ratio	78.41%	73.64%	74.15%	76.59%	84.53%
Non-interest expense to average assets	2.93%	2.72%	2.12%	2.73%	2.50%
Allowance for loan losses to total loans	3.99%	6.35%	1.07%
Stockholders' equity to total assets	15.67%	14.74%	15.84%
COMMON SHARE DATA
Earnings Per Share
Basic	$1.25	$0.20	$0.20	$1.67	$0.34
Diluted	1.24	0.20	0.20	1.67	0.34
Dividends Paid Per Share	0.10	0.10	0.10	0.30	0.30
Book Value Per Share	22.50	20.97	22.35
Average Shares Outstanding
Basic	1,208,214	1,214,190	1,180,635	1,213,182	1,181,436
Diluted	1,222,544	1,220,029	1,180,951	1,213,182	1,192,075

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first nine months of 2006 and 2005. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2005 annual report on Form 10-K.

IMPACT OF HURRICANE KATRINA
Hurricane Katrina, a category 3 storm, provided the Company with a significant challenge as it made a direct hit on our primary market area in August, 2005. The following summarizes the impacts that have been experienced to date:

Facilities - The Company incurred significant damage to its branch office located in Orleans Parish. The Company recorded impairment charges totaling $155,000 in the third quarter of 2005 related to the damaged facilities and equipment. While there was no appreciable damage to any of the Company’s other branches, power, communication, and security links were down for several days, restricting the Bank’s ability to conduct business. The Orleans Parish office still has not reopened. The Bank plans to reopen this location in the 2nd quarter of 2007.

Credit Quality - Management of the Company completed an initial post-Katrina evaluation of its loan portfolio during the third and fourth quarters of 2005. All loans were analyzed in an effort to estimate the total balance that may have been affected. The results of this analysis were the Bank recognizing an additional $4.8 million provision for loan losses during the fourth quarter of 2005. Since then, the Company has been able to further evaluate its loan portfolio. Actual results regarding contractual repayments, insurance settlements, and payoffs of loans thus far in 2006 has been more favorable than expected. As a result, the Bank reduced its allowance for loan losses by $2.0 million, booking a reversal in its provision during the third quarter of 2006. Management will continue to make ongoing evaluations of its loan portfolio as its borrowers and the community recover from the impact of Hurricane Katrina.

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

Forward-looking statements are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:

•	the ability of the Greater New Orleans economy to recover from the impact of Hurricane Katrina,
•	expectations about overall economic strength and the performance of the economies in Guaranty’s market area,
•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
•	reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and
•	expectations regarding the nature and level of competition, changes in customer behavior and preferences, and Guaranty’s ability to execute its plans to respond effectively.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans increased $18.3 million, or 24.3%, from year-end 2005 to the end of the third quarter of 2006. Average loans for the third quarter of 2006 were $91.8 million, up $4.9 million (5.6%) compared to the third quarter of 2005. Year-to-date average loans at September 30, 2006 totaled $84.7 million, down $4.7 million (5.3%) from the same time period in 2005. Table 1, which is based on regulatory reporting codes, shows loan balances at September 30, 2006 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2006			2005
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Real estate loans - residential	$46,285	$40,862	$37,829	$36,800	$38,502
Real estate loans - commercial and other	34,345	32,163	27,902	24,794	30,433
Real estate loans - construction	10,257	14,259	12,120	11,282	13,534
Consumer loans	744	545	737	669	562
Commercial business loans	2,071	2,161	1,779	1,819	2,784
Total Loans	$93,702	$89,990	$80,367	$75,364	$85,815
Average Loans During Period	$91,846	$86,165	$75,991	$80,613	$86,978

Over the past several years the Company has been able to develop significant new business in the growing commercial lending market including loans secured by commercial real estate and multi-family residential property. At September 30, 2006, these loans made up approximately 39% of the entire loan portfolio. Significant paydowns were noted in the fourth quarter of 2005, when borrowers applied insurance proceeds to pay off or pay down loans subsequent to Hurricane Katrina. During the first quarter of 2006, the Bank hired two experienced commercial lenders. As a result, over the first nine months of 2006 non-residential real estate loans outstanding have increased by $8.9 million, or 23.1%.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. At September 30, 2006 the allowance for loan losses was $3.7 million, or 3.99% of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters. A reduction in the allowance was taken in the third quarter of 2006 to reflect improvements in the quality of the loan portfolio as borrowers have exceeded management’s initial expectations in meeting their obligations subsequent to Hurricane Katrina.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2006			2005
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning Balance	$5,713	$5,713	$5,713	$920	$920
Provision for Losses	(1,981)	-	-	4,793	-
Loans Charged Off	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$3,732	5,713	$5,713	$5,713	$920
Ratios
Charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	3.99%	6.35%	7.11%	7.58%	1.07%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at September 30, 2006 and at the end of the preceding four quarters. The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due. Nonperforming assets consist of loans on non-accrual status and foreclosed assets.

Because of the effects of Hurricane Katrina, the Bank allowed its customers to defer up to three loan payments for the payments due in September, October and November of 2005. As a result, these loans were classified as delinquent at September 30, 2005 for the purposes of the schedule below. Loans for which the payment due on January 1, 2006 was not made by December 31, 2005 were also classified as delinquent on December 31, 2005. The deferred interest will be collected at the maturity or payoff of the loans.

TABLE 3. DELINQUENT LOANS
	2006			2005
($ in thousands)	September 30	June 30	March 31	December 31	September 30
30-89 Days	$642	$1,699	$3,052	$9,296	$8,668
90+ Days	491	362	1,436	931	1,773
Total	$1,133	$2,061	$4,488	$10,227	$10,441
Ratios
Loans delinquent 90 days to total loans	0.52%	0.40%	1.79%	1.24%	2.07%
Total delinquent loans to total loans	1.21%	2.29%	5.58%	13.57%	12.17%
Allowance for loan losses to 90 day delinquencies	760.08%	1,578.17%	397.84%	613.75%	51.89%
Allowance for loan losses to total delinquencies	329.39%	277.20%	127.29%	55.87%	8.81%

TABLE 4. NONPERFORMING ASSETS
	2006			2005
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Loans accounted for on a nonaccrual basis	$491	$362	$1,436	$3,582	$187
Foreclosed assets	-	-	-	-	159
Total nonperforming assets	$491	$362	$1,436	$3,582	$346
Ratios
Nonperforming assets to loans plus foreclosed assets	0.52%	0.40%	1.79%	4.75%	0.40%
Nonperforming assets to total assets	0.28%	0.21%	0.81%	2.02%	0.19%
Allowance for loan losses to nonperforming assets	760.08%	1,578.17%	397.84%	159.52%	265.90%

INVESTMENT IN SECURITIES
At September 30, 2006, the Company’s total securities available-for-sale were $62.2 million, compared to $77.3 million at December 31, 2005 and $80.8 million at September 30, 2005. Mutual fund investments made up 27.0% of the portfolio at September 30, 2006, compared to 63.7% at year-end 2005 and 61.1% at September 30, 2005. At September 30, 2006, collateralized mortgage obligations made up 29.1% of the portfolio, compared to 29.1% at December 31, 2005 and 32.0% at September 30, 2005. During the nine month period ended September 30, 2006, the Company sold over $33 million of its portfolio of mutual funds at a loss of approximately $91,000. Such sales were undertaken as part of the Company’s plans to diversify its portfolio by investing in securities that have varying maturities but minimal risk of loss of principal. Most new investments are relatively short in duration as management expects to have needs to fund loan growth and fixed asset expansion in the upcoming months. Table 5 shows the composition of the Company’s investment portfolio at September 30, 2006, December 31, 2005, and September 30, 2005.

At September 30, 2006, the net unrealized losses on the Company’s entire securities portfolio were $549,000 or 0.87% of amortized cost, compared to net unrealized losses of $300,000, or 0.39% of amortized cost at December 31, 2005. These losses consist primarily of losses on collateralized mortgage obligations and mortgage backed securities as the rising interest rate environment in 2006 has most adversely affected longer-term investments with fixed coupon payments. Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	September 30, 2006		December 31, 2005		September 30, 2005
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury Securities	$-	$-	$500	$506	$500	$511
U.S. Agency Securities	23,439	23,343	4,988	4,943	4,988	4,989
Mortgage Backed Securities	3,918	3,937	94	100	96	102
Collateralized Mortgage Obligations	18,567	18,109	22,741	22,496	25,989	25,838
Mortgage Related Mutual Funds	16,834	16,820	49,320	49,299	50,594	49,395
Total Investments	$62,758	$62,209	$77,643	$77,344	$82,167	$80,835

DEPOSITS
At September 30, 2006, deposits were up 6.0%, or $7.2 million, from December 31, 2005 and $8.7 million, or 7.4% above the level at the end of the third quarter of the previous year. Average deposits totaled $123.6 million in the third quarter of 2006, a $524,000 (0.4%) decrease from the second quarter of 2006 and a $2.4 million (2.0%) increase from the third quarter of 2005.

Table 6 presents the composition of average deposits for the quarters ended September 30, 2006, June 30, 2006 and September 30, 2005.

TABLE 6. DEPOSIT COMPOSITION
	Third Quarter 2006		Second Quarter 2006		Third Quarter 2005
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$1,953	1.6%	$1,975	1.6%	$1,453	1.2%
NOW account deposits	19,510	15.8	17,490	14.1	7,093	5.8
Savings deposits	25,433	20.6	28,704	23.1	29,439	24.3
Time deposits	76,743	62.0	75,994	61.2	83,268	68.7
Total	$123,639	100.0%	$124,163	100.0%	$121,253	100.0%

BORROWINGS
At September 30, 2006, the Company’s borrowings from the Federal Home Loan Bank decreased $13.7 million, or 42.8%, from December 31, 2005 and $15.6 million, or 45.8%, from September 30, 2005. Average advances for the third quarter of 2006 were $21.7 million, a decrease of $2.5 million, or 10.3%, from the second quarter of 2006 and a decrease of $13.0 million, or 37.6%, from the prior year’s third quarter. The decreases were due to regularly scheduled principal payments that were not fully offset by new borrowings because of the Company’s current liquidity position.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At September 30, 2006, stockholders’ equity totaled $27.0 million, an increase of $1.6 million from December 31, 2005. This increase was due to net income of $2.0 million for the nine months ended September 30, 2006 and $139,000 of previously unearned ESOP stock becoming earned during the nine month period, offset by dividends of $364,000 and unrealized securities losses of $173,000 for the period.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$8,325	$16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,108	19.00
2004	16,842	315	18.70
2005	3,907	74	19.06
2006	17,763	300	16.87
Total Stock Repurchases	2,172,232	$32,493	$14.96

The ratios in Table 8 indicate that the Bank remained well capitalized at September 30, 2006. Risk-weighted assets have increased by $11.1 million from December 31, 2005 to September 30, 2006, the result of growth in the Bank’s loan portfolio, especially in non-residential loans which are classified in the 100% risk-weighting. The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2006	2005
($ in thousands)	September 30	December 31	September 30
Tier 1 regulatory capital	$26,218	$23,772	$27,500
Tier 2 regulatory capital	1,044	905	500
Total regulatory capital	$27,262	$24,677	$28,000
Adjusted total assets	$171,531	$176,144	$180,969
Risk-weighted assets	$83,529	$72,399	$75,731
Ratios
Tier 1 capital to total assets	15.28%	13.47%	15.20%
Tier 1 capital to risk-weighted assets	31.39%	32.83%	36.31%
Total capital to risk-weighted assets	32.64%	34.08%	36.97%
Stockholders' equity to total assets	15.67%	14.30%	15.84%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the third quarter and nine months of 2006.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2006 and 2005. In both 2006 and 2005 net cash provided by operations exceeded net income and provided the Company with a significant source of liquidity. Certain adjustments are made to net income to reach the level of cash provided by operating activities. Some of these adjustments include non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (mutual fund dividends reinvested in principal, accretion of discounts, and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data. Table 9 illustrates some of the factors that the Company uses to measure liquidity. After a period of increasing levels, the Company’s liquidity position has declined during the first nine months of 2006, as the Company has reduced its balances in highly liquid mutual funds in order to fund loans, which are not as liquid.

TABLE 9. KEY LIQUIDITY INDICATORS
	2006	2005
($ in thousands)	September 30	December 31	September 30
Cash and cash equivalents	$12,055	$22,555	$8,739
Total loans	93,702	75,364	85,815
Total deposits	126,152	118,993	117,493
Deposits $100,000 and over	27,430	16,301	17,525
Ratios
Total loans to total deposits	74.27%	63.33%	73.04%
Deposits $100,000 and over to total deposits	21.74%	13.70%	14.92%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the third quarter of 2006 decreased $73,000, or 4.5%, from the second quarter of 2006, on a decrease of average earning assets of 2.4% between these periods. Third quarter net interest income for 2006 was up $100,000, or 6.9%, on average earning assets that were down 6.4% compared with the third quarter of 2005.

During the third quarter of 2006, interest income from earning assets was up $19,000, or 0.7%, from the second quarter of 2006. This increase was due primarily to increased yields earned on the Company’s earning assets.

Third quarter interest income for 2006 was also up $130,000, or 4.9%, from the third quarter of 2005. This increase was primarily due to increases in yields and changes in asset mix as the yield on earning assets increased from 5.93% in the third quarter of 2005 to 6.59% in the third quarter of 2006.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Third Quarter 2006			Second Quarter 2006			Third Quarter 2005
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$91,846	$1,784	7.71%	$86,175	$1,661	7.73%	$86,978	$1,661	7.64%
U.S. Treasury securities	87	1	6.17	502	11	8.79	515	9	6.99
U.S. Agency securities	20,858	273	5.19	15,826	200	5.07	5,022	64	5.10
Mortgage-backed securities	4,018	81	7.98	1,952	29	5.96	132	2	6.06
Collateralized mortgage obligations	18,389	235	5.07	19,810	324	6.56	28,098	403	5.74
Mutual funds	21,344	265	4.92	35,895	402	4.49	49,474	446	3.61
Total investment in securities	64,696	855	5.24	73,985	966	5.24	83,241	924	4.44
FHLB stock	1,346	18	5.35	1,485	18	4.86	2,237	22	3.93
Federal funds sold and demand deposits	10,687	143	5.33	11,023	136	4.95	7,650	63	3.29
Total interest-earning assets	168,575	2,800	6.59%	172,668	2,781	6.46%	180,106	2,670	5.93%
NONINTEREST-EARNING ASSETS
Other assets	8,888			8,152			6,261
Allowance for loan losses	(5,691)			(5,713)			(920)
Total assets	$171,772			$175,107			$185,447

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$19,510	123	2.51%	17,490	72	1.65%	$7,093	22	1.24%
Savings deposits	25,433	80	1.25	28,704	89	1.24	29,439	93	1.26
Time deposits	76,743	764	3.95	75,995	688	3.64	83,268	659	3.17
Total interest-bearing deposits	121,686	967	3.16	122,189	849	2.79	119,800	774	2.58
Borrowings	21,679	295	5.37	24,195	320	5.30	34,739	457	5.26
Total interest-bearing liabilities	143,365	1,262	3.49%	146,384	1,169	3.20%	154,539	1,231	3.19%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	1,953			1,974			1,453
Other liabilities	934			1,311			521
Stockholders' equity	25,520			25,438			28,934
Total liabilities and stockholders' equity	$171,772			175,107			$185,447
Net interest income and margin		$1,538	3.62%		$1,612	3.74%		$1,439	3.20%
Net interest-earning assets and spread	$25,199		3.10%	$26,284		3.24%	$25,567		2.74%
Cost of funding interest-earning assets			2.97%			2.66%			2.73%

During the third quarter of 2006, interest expense increased $92,000, or 7.9%, from the second quarter of 2006 and up $30,000, or 2.4%, from the third quarter of 2005. Higher rates on time deposits contributed $70,000 to the increased cost of funds in the third quarter of 2006 compared to the second quarter of 2006 and higher rates on NOW accounts contributed $38,000 to the increased cost of funds. The NOW account increase was caused by the creation and successful marketing of a new money market account which is paying rates competitive with other banks’ money market rates in the local market. This increased cost was not fully offset by the effect of reductions in average balances during this time period compared with either the previous quarter or the same quarter in the previous year.

The average cost on interest bearing deposits increased to 3.16% for the third quarter of 2006, from 2.79% in the second quarter of 2006 and 2.58% in the third quarter of 2005. These changes in rates contributed $109,000 and $194,000 of increases in interest expense from the second quarter of 2006 and the third quarter of 2005, respectively.

Average borrowings were down $2.5 million for the third quarter of 2006 compared to the second quarter of 2006, and $13.1 million compared to the third quarter of 2005. These decreases in the average balances accounted for $34,000 and $177,000 in reduced interest expenses for each respective period.

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Third Quarter 2006 Compared to:
	Second Quarter of 2006			Third Quarter of 2005
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$110	$13	$123	$94	$29	$123
U.S. Treasury securities	(5)	(5)	(10)	(5)	(3)	(8)
U.S. Agency securities	66	7	73	207	2	209
Mortgage-backed securities	42	10	52	78	1	79
Collateralized mortgage obligations	(18)	(71)	(89)	(124)	(44)	(168)
Mutual funds	(181)	44	(137)	(349)	168	(181)
Total investment in securities	(96)	(15)	(111)	(193)	124	(69)
FHLB stock	(7)	7	-	(12)	8	(4)
Federal funds sold and demand deposits	(4)	11	7	41	39	80
Total interest income	3	16	19	(70)	200	130

INTEREST EXPENSE
NOW account deposits	$13	$38	$51	$78	$23	$101
Savings deposits	(10)	1	(9)	(13)	-	(13)
Time deposits	7	70	77	(65)	171	106
Total interest-bearing deposits	10	109	119	-	194	194
Borrowings	(34)	7	(27)	(177)	13	(164)
Total interest expense	(24)	116	92	(177)	207	30
Change in net interest income	27	(100)	(73)	107	(7)	100

Net interest income for the first nine months of 2006 increased $382,000, or 8.9%, from the first nine months of 2005 on earning assets that were $13.0 million (7.0%) lower. Table 12 shows the components of the Company’s net interest margin for the first nine months of 2006 and 2005. Net interest margin was 3.65% for the nine months ended September 30, 2006 and 3.10% for the prior year’s period. The yield on average earning assets increased 70 basis points and the total interest cost of funding earning assets increased 22 basis points compared to the first nine months of 2005.

.

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$84,532	$5,018	7.94%	$89,406	$5,184	7.73%
U.S. Treasury securities	364	19	6.85	570	29	6.78
U.S. Agency securities	14,345	551	5.14	3,439	130	5.04
Mortgage-backed securities	2,035	111	7.29	187	7	4.99
Collateralized mortgage obligations	19,943	863	5.79	27,577	1,144	5.53
Mutual funds	35,296	1,178	4.46	49,602	1,229	3.30
Total investment in securities	71,983	2,722	5.06	81,375	2,539	4.05
FHLB stock	1,552	57	4.91	2,382	61	3.41
Federal funds sold and demand deposits	13,384	497	4.80	9,447	196	2.77
Total interest-earning assets	171,451	8,294	6.45%	182,610	7,980	5.75%
NONINTEREST-EARNING ASSETS
Other assets	9,098			8,364
Allowance for loan losses	(5,647)			(920)
Total assets	$174,902			$190,054

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$16,295	$242	1.99%	$7,814	$73	1.25%
Savings deposits	28,398	266	1.25	30,795	288	1.25
Time deposits	76,368	2,102	3.68	83,991	1,866	2.96
Total interest-bearing deposits	121,061	2,610	2.88	122,600	2,227	2.42
Borrowings	25,101	996	5.31	36,548	1,447	5.28
Total interest-bearing liabilities	146,162	3,606	3.30%	159,148	3,674	3.08%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	1,953			1,070
Other liabilities	1,313			931
Stockholders' equity	25,474			28,905
Total liabilities and stockholders' equity	$174,902			$190,054
Net interest income and margin		$4,688	3.65%		$4,306	3.10%
Net interest-earning assets and spread	$25,737		3.15%	$25,763		2.68%
Cost of funding interest-earning assets			2.80%			2.65%

Interest expenses were $68,000 lower for the first nine months of 2006 compared to the first nine months of 2005. The average cost of interest bearing deposits increased 46 basis points to 2.88% for the year to date in 2006 compared to 2.42% for the same period in 2005. The average cost of borrowings during the first nine months was 5.31% in 2006 compared to 5.28% in 2005.

Net interest income for the three and nine months ended September 30, 2005, includes interest accrued on loans to borrowers that may have been impacted by Hurricane Katrina. Interest income for the three and nine months ended September 30, 2005 includes approximately $397,000 of interest accrued on loans but for which payments have not been received as a result of loan deferrals discussed above under “Loans and Allowance for Loan Losses.” Interest payments were deferred on loans for the months of September, October and November of 2005. Interest income was recorded for these periods and the interest for these three months will be collected at the time of maturity or payoff of these loans.

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Nine Months of 2006 Compared to:
	First Nine Months of 2005
	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate
INTEREST INCOME
Loans	$(289)	$123	$(166)
U.S. Treasury securities	(11)	1	(10)
U.S. Agency securities	419	2	421
Mortgage-backed securities	101	3	104
Collateralized mortgage obligations	(330)	49	(281)
Mutual funds	(477)	426	(51)
Total investment in securities	(298)	481	183
FHLB stock	(30)	26	(4)
Federal funds sold and demand deposits	158	143	301
Total interest income	(459)	773	314

INTEREST EXPENSE
NOW account deposits	$126	$43	$169
Savings deposits	(22)	-	(22)
Time deposits	(210)	446	236
Total interest-bearing deposits	(106)	489	383
Borrowings	(454)	3	(451)
Total interest expense	(560)	492	(68)
Change in net interest income	101	281	382

PROVISION FOR LOAN LOSSES
The Company booked a reversal to the provision for loan losses of $2.0 million in the third quarter of 2006, the only activity in the provision during the 2006 fiscal year. The Company made no provision for losses in the first nine months of 2005. For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME

The Company sustained significant impairment to one of its branches and equipment on August 29, 2005 as a result of Hurricane Katrina. Losses related to the damaged facilities and equipment have were charged against earnings in the third quarter of 2005. The amount of losses incurred and recorded in the third quarter of 2005 totaled $155,000.

Total non-interest income increased $147,000 for the third quarter of 2006 compared to the 2005 quarter and $70,000 for the nine months ended September 30, 2006 compared to the prior year period. Excluding the losses in 2005 noted above and securities transactions, non-interest income decreased $8,000 for the third quarter of 2006 compared to the same time period in 2005 and decreased $11,000 for the first nine months of 2006 compared to the first nine months of 2005. Losses from the sale of securities, net, totaled $92,000 in the first nine months of 2006 compared to losses of $18,000 for the first nine months of 2005.

The major categories of non-interest income for the three and nine months ended September 30, 2006 and 2005 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended				Nine Months Ended
($ in thousands)	September 30, 2006	September 30, 2005	Percentage Increase (Decrease	)	September 30, 2006	September 30, 2005	Percentage Increase (Decrease )
Service charges on deposit accounts	$4	$6	(33%)		$10	$18	(44%)
ATM fees	1	1	-		3	5	(40)
Early closing penalties	10	2	400		13	5	160
Income from real estate held for investment	13	10	30		39	36	8
Impairment charge due to Hurricane Katrina	-	(155)	(a	)	-	(155)	(a )
Miscellaneous	3	20	(85)		13	25	(48)
Total noninterest income before securities transactions	31	(116)	(a	)	78	(66)	(a )
Securities transactions	-	-	(a	)	(92)	(18)	411
Total noninterest income	$31	$(116)	(a	)	$(14)	$(84)	(83)
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the third quarter of 2006 totaled $1.3 million, a $280,000 (28.5%) increase from the third quarter of 2005. For the first nine months of 2006, non-interest expenses were $3.6 million, an $11,000 (0.3%) increase from 2005. Included in these expenses for the first nine months of 2005 is a charge of $428,000 related to retirement benefits being paid to the Company’s former President and Chief Executive Officer. The benefits are being paid over a three year period, but the entire expense was recognized at the time of retirement in 2005. Without this charge, non-interest expenses would have increased by $439,000, or 14.0% in the first nine months of 2006 compared with the same period in 2005. Non-interest expense for the three and nine months ended September 30, 2006 and 2005 are presented in Table 15 below.

Personnel costs, which represent the largest component of non-interest expense, increased $235,000, or 39% to $835,000 in the third quarter of 2006 compared to $600,000 in the third quarter of 2005. Increases relate to salary and related benefit increases as the Bank has added additional management personnel including a new president and lending management personnel. Personnel costs increased $13,000, or 0.5%, to $2.3 million in the first nine months of 2006. This increase would have been $441,000 (23%) excluding the result of the charge for retirement benefits discussed above.

Data processing costs increased $12,000, or 21%, in the third quarter of 2006 compared to the same period for 2005 and increased $36,000, or 26% for the first nine months of 2006 compared to the first nine months of 2005. The increase is the result of increased processing costs associated with increased transaction volume, increases in fees from the Bank’s core processor and increased costs relating to information security such as improved firewalls, information technology auditing and intrusion detection services.

Ad valorem taxes decreased by $69,000, or 64%, in the third quarter of 2006 compared with the same period of 2005, and decreased $171,000, or 52%, for the first nine months of 2006 compared with the first nine months of 2005. These decreases are the result of an overaccrual in 2005 and the Bank not having to pay property or Bank Shares taxes for 2006 for its flooded location in the Mid-City section of New Orleans which remains out of service.

Printing and office supplies increased $21,000, or 191% in the third quarter of 2006 compared with the same period for 2005 and increased $52,000 or 133% for the nine months through September 30, 2006 compared with the same nine month period for 2005. These increases are the result of expenses associated with the change in the Bank’s name and obtaining supplies with the Bank’s new name and logo.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2006	September 30, 2005	Percentage Increase (Decrease )	September 30, 2006	September 30, 2005	Percentage Increase (Decrease )
Employee compensation	$607	$446	36%	$1,604	$1,827	(12%)
Employee benefits	228	154	48	741	505	47
Total personnel expense	835	600	39	2,345	2,332	1
Net Occupancy expense	148	110	35	397	326	22
Ad Valorem taxes	39	108	(64)	155	326	(52)
Data processing costs	70	58	21	172	136	26
Advertising	8	3	167	29	47	(38)
ATM server expenses	8	5	60	20	18	11
Professional fees	22	19	16	121	133	(9)
Deposit insurance and supervisory fees	25	36	(31)	74	93	(20)
Printing and office supplies	32	11	191	91	39	133
Telephone	14	7	100	36	35	3
Dues and subscriptions	22	10	120	55	29	90
Other operating expenses	38	14	157	85	55	51
Total noninterest expense	1,261	981	29%	$3,580	$3,569	<1%
Efficiency Ratio	78.41%	74.15%		76.59%	84.53%
Efficiency Ratio - Exluding Securities Transactions	78.41%	74.15%		75.12%	84.17%
(a) Not meaningful

The following table presents GS Financial’s results of operations under generally accepted accounting principles (GAAP) and the results of operations excluding the charge for retirement benefits discussed earlier (referred to as Non-GAAP). Management views the $428,000 in costs recorded in the first quarter of 2005 upon the retirement of the Company’s former President to be non-recurring in nature. Currently, there are no employment or severance agreements in place at either the Company or the Bank. Management believes the non-GAAP presentation is useful to investors because it provides information of the Company’s underlying operations and performance trends. Specifically, these measures permit evaluation and comparison of the results of ongoing business operations that management uses to assess the performance of the Bank’s operations. While management considers the non-GAAP presentation to be useful, it should not be considered an alternative to GAAP.

TABLE 16. GAAP TO NON-GAAP RECONCILIATION
($ in thousands, except per share data)	GAAP	Post-Retirement Benefits and Related Interest	Non-GAAP
Nine Months Ended September 30, 2006
Noninterest expense	3,580	-	3,580
Income tax provision	1,046	-	1,046
Net Income	2,029	-	2,029
Earnings per share - Basic	1.67	-	1.67
Earnings per share - Diluted	1.67	-	1.67
Efficiency Ratio	76.59%	-	76.59%
Efficiency Ratio - Excluding Securities Transactions	75.12%	-	75.12%
Nine Months Ended September 30, 2005
Noninterest expense	3,569	428	3,141
Income tax provision	250	145	395
Net Income	403	282	685
Earnings per share - Basic	0.34	0.24	0.58
Earnings per share - Diluted	0.34	0.24	0.58
Efficiency Ratio	84.53%	10.14%	74.40%
Efficiency Ratio - Excluding Securities Transactions	84.17%	10.09%	74.08%

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (July 1, 2006 - July 31, 2006)	-	$-	-	-
Month 2 (August 1, 2006 - August 31, 2006)	11,713	16.61	-	-
Month 3 (September 1, 2006 - September 30, 2006)	1,825	18.15	-	-
Total	13,538	$16.82	-	-
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

GS FINANCIAL CORP.

Date:	November 14, 2006	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	November 14, 2006	By:	/s/ J. Andrew Bower
J. Andrew Bower Chief Financial Officer