Form 10-K
period 2006-12-31
GS FINANCIAL CORP
filed 2007-04-02
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
3798 Veterans Blvd.
Metairie, LA 70002
(Address of Principal Executive Offices)

(504) 457-6220
(Registrant's Telephone Number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes__ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes X  No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006 (the last business day of GS Financial’s most recently completed second fiscal quarter) was approximately $17.6 million.

As of March 27, 2007, GS Financial Corp had 1,266,268 shares of common stock outstanding.
Documents Incorporated by Reference	Part of 10-K in which incorporated
Proxy Statement dated March 29, 2007	Part III
Annual Report to Shareholders for the year ended December 31, 2006	Part I, Part II

GS FINANCIAL CORP.

PART I

FORWARD LOOKING STATEMENTS

The management of GS Financial Corp. has made forward-looking statements (as defined in the Securities Exchange Act of 1934 and regulations thereunder) in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of GS Financial Corp. and its wholly-owned subsidiary, Guaranty Savings Bank.

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of GS Financial Corp. and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting our various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	The possibility that increased demand for GS Financial’s financial services and products may not occur;

•	Volatility in interest rates; and/or

•	Other risks and uncertainties.

GS Financial undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Subsequent to the date hereof, readers should also review other documents that GS Financial files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q or Form 10-QSB and any Current Reports on Form 8-K.

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

GS Financial Corp. (the “Company” or “GS Financial”) was incorporated under Louisiana law on December 24, 1996 and registered with the Office of Thrift Supervision as a savings and loan holding company. The Company commenced operations on April 1, 1997 as the parent of Guaranty Savings Bank (the “Bank” or “Guaranty”), which until June, 2006 was known as Guaranty Savings and Homestead Association and has been in continuous operation in the greater New Orleans area since 1937. The Bank is a Louisiana chartered savings association.

The Company, through the Bank, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Bank’s five offices. The Bank serves commercial, small business and retail customers, offering a variety of transaction and savings deposit products and secured loan products. Guaranty offers very few unsecured loans and does not provide trust or investment management services. As of December 31, 2006, the Company had assets of approximately $168.4 million and deposits of approximately $122.8 million. As of December 31, 2006, the assets of the Bank constituted virtually all of the assets of GS Financial.

COMPETITION

There is significant competition within the financial services industry in general as well as with respect to the particular financial services offered by the Company and the Bank. Within its market, the Bank competes directly with other small community financial institutions as well as major banking institutions of larger size and greater resources and national “nonbank” competitors, including mortgage and finance companies. Competition is based on a number of factors, including prices, interest rates, services, and availability of products.

The growth of electronic communication and commerce over the Internet influences the Company’s competitive environment in several ways. Entities have been formed which deliver financial services and access to financial products and transactions exclusively through the Internet. Internet-based services have been and are being developed that are designed to enhance the value of traditional financial products. The Internet also has made it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products. Guaranty operates a website to provide information about the Company and to market the Bank’s products and services. During 2004, the Bank began offering online banking services and expects to expand these features in the future as part of its overall market strategy.

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

General
The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), is registered with and subject to OTS regulations, examinations, supervision and reporting. As a subsidiary of a savings and loan holding company, Guaranty Savings Bank is subject to certain restrictions in its dealings with the Company and any affiliates thereof.

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

Payment of Dividends
GS Financial is a legal entity separate and distinct from its subsidiary. The principal source of cash flow for GS Financial, including cash flow to pay dividends on its capital stock, is dividends from the Bank. There are statutory and regulatory limitations of the payment of dividends by the Bank to the Company. The payment of dividends by the Bank may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines. See “Capital Adequacy and Related Matters” below.

Capital Adequacy and Related Matters
Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain tangible capital of 1.5 percent, core capital of 3 percent, and risk based capital of 8 percent. Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill. Tangible capital is essentially the same but does not include qualifying supervisory goodwill. At December 31, 2006, the Bank had no goodwill or other intangible assets which would be deducted in computing its tangible capital. At December 31, 2006, Guaranty Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 15.90 percent, 15.90 percent and 30.33 percent respectively.

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

If the Company were to acquire control of another savings institution, other than through merger or other business combination with Guaranty Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than Guaranty Savings or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2006 Guaranty Savings Bank was in compliance with the above restrictions.

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

Insurance of Accounts
The deposits of Guaranty Savings Bank are insured to the maximum permitted by the Deposit Insurance Fund, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

The FDIC may terminate the deposit insurance of any insured depository institution, including Guaranty Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

Qualified Thrift Lender Test
The Qualified Thrift Lender (“QTL”) Test measures the Bank’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets). Generally, qualified thrift investments (“QTI’s”) are residential housing related assets. The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI’s to qualify for tax treatment as a building and loan association. At December 31, 2006, 55.58% of the Bank’s assets were invested in QTI’s which was not in excess of the 65% required to qualify the Bank under the QTL test. The tax benefits for building and loan associations relative to banks are now minimal and level of QTI’s should in no way impair the ability of the Company or its subsidiary to operate effectively.

EMPLOYEES

At the end of 2006, the Company and the Bank employed a total of 43 employees, all of which are on a full-time basis. The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the Company’s website as soon as reasonably practicable after the Company files such reports with the SEC. Copies can be obtained free of charge by link to the SEC’s web-site in the “SEC Company Reports” section of the Company’s web-site at www.gsfinancialcorp.com.

Item 1A: Risk Factors

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Hurricane Katrina severely impacted our market area and there still are many uncertainties regarding recovery.

The Bank’s primary market area is Metairie, Louisiana and the greater New Orleans metropolitan area, an area which is susceptible to hurricanes and tropical storms.

Hurricane Katrina hit the greater New Orleans area in August 2005. The hurricane caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. Prior to Hurricane Katrina, the New Orleans SMSA was estimated to have a population of approximately 1.34 million, of which approximately 458,000 persons were estimated to live in the City of New Orleans. Post Katrina, the population for metropolitan New Orleans in December 2006 is estimated at approximately 1.03 million, a decline of approximately 300,000 residents. The population of the City of New Orleans was estimated at 200,500 people for December 2006. While rebuilding efforts are underway, there is a great deal of uncertainty as to the economic climate for the New Orleans metropolitan area given the need to address the multitude of interdependent problems, such as the full scale return of tourism and its job promotion and the return of population to fill those jobs, combined with the need to address the housing shortage, uncertainty as to the availability of homeowner’s insurance, the full restoration of basic services, such as water, gas and electricity, health care and the transportation network, as well as the flood prevention system. There can be no assurance that the repairs and improvements made in the wake of Hurricane Katrina will withstand another hurricane or tropical storm.

Hurricane Katrina affected our loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans. As a result of the hurricane, we made a $4.8 million provision for loan losses in 2005. During 2006 we reversed approximately $2.0 million of such provisions. The after effects of the hurricane may continue to affect our loan originations into the future and could also adversely impact our deposit base.

More generally, our ability to compete effectively in the banking business in the future, especially with financial institutions whose operations are not concentrated in the affected area or which have greater resources than we do, will depend primarily on our ability to continue normal business operations and grow despite the impact of the hurricane. The severity and duration of these effects will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investment (including deposits) in the region, the pace of rebuilding and economic recovery in the region generally and the extent to which the hurricane’s property damage is covered by insurance.

None of the effects described above can be accurately predicted or quantified at this time. As a result, significant uncertainty remains regarding the impact Hurricane Katrina will have on the business, financial condition and results of operations of the Bank. Further, the area in which we operate may experience hurricanes and other storms in the future, and some of those hurricanes and storms may have effects similar to those caused by Hurricane Katrina.

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

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: PROPERTIES

The Company owns one building in Metairie, Louisiana. A portion of this building is leased to Guaranty Savings Bank and serves as a branch location. The Company’s executive offices are located in Metairie, Louisiana in the main office facility owned by the Bank. In addition to these properties, the Bank also owns two branch facilities, one in New Orleans, Louisiana and another in Mandeville, Louisiana. The facility in New Orleans remains closed but is expected to re-open for business in the second or third quarter of 2007. The remaining location, in Ponchatoula, Louisiana is subject to a lease which management considers to be reasonable and appropriate to its location. In 2006 the Bank also acquired land for future development of a bank location in Covington, Louisiana. The Company and the Bank make portions of its property available for lease to third parties, although such leasing activity is not material to the Company’s overall operations. Management makes sure that all locations, whether owned or leased, are maintained in suitable condition. Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

The Bank, from time to time, may acquire property interests in settlement of loans. Reference is made in Note E to the consolidated financial statements incorporated in Item 8 for further information regarding such property interests.

Item 3: LEGAL PROCEEDINGS

There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is subject.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a) The Company’s stock is traded on The Nasdaq Global Market under the symbol GSLA. Shareholders of record, quarterly high and low sales prices of, and cash dividends declared on, GS Financial common stock and performance graph are set forth in the Common Stock and Market Prices and Dividend and GS Financial Corp. Stock Performance sections of the Annual Report to Shareholders for the year ended December 31, 2006, included in Exhibit 13.0 hereto and which is incorporated herein by reference. Equity Compensation Plan information is incorporated herein by reference to Item 12 hereof.

b)	Not applicable.

c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (October 1, 2006 - October 31, 2006)	-	-	-	-
Month 2 (November 1, 2006 - November 30, 2006)	-	-	-	-
Month 3 (December 1, 2006 - December 31, 2006)	-	-	-	-
Total	-	-	-	-

Item 6: SELECTED FINANCIAL DATA

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of GS Financial’s 2006 Annual Report to Shareholders and is hereby incorporated herein by reference.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of GS Financial’s 2006 Annual Report to Shareholders is hereby incorporated herein by reference.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and is incorporated herein by reference.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp. and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm contained in GS Financial’s 2006 Annual Report to Shareholders are hereby incorporated herein by reference.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A: CONTROLS AND PROCEDURES

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

Item 9B: OTHER INFORMATION

None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Information on the directors, director nominees and executive officers of GS Financial Corp., compliance with Seciton 16(a) of the Exchange Act and GS Financial’s audit committee is included in the sections captioned. Information with respect to nominees for Director, Continuing Directors and Executive Officers and Section 16(a) beneficial ownership reporting are included in GS Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 (the “Proxy Statement”) and is hereby incorporated herein by reference.

Code of Ethics. We have adopted a code of conduct and ethics applicable to our directors and all employees. The text of this code of conduct and ethics may be found on our website at www.gsfinancialcorp.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our website.

Item 11:    EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers, compensation committee interlocks and compensation committee report is included in the sections captioned Executive Compensation and Report of the Compensation Committee of the Proxy Statement is hereby incorporated herein by reference.

  Item 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein by Item 403 of Regulation S-K is incorporated by reference from pages 10 and 11 of the Registrant’s Proxy Statement.

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2006.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans
Approved by Security Holders	216,132	$ 17.18	127,718
Equity Compensation Plans Not
Approved by Security Holders	-	-	-
Total	216,132	$ 17.18	127,718

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the sections Transactions with Certain Related Persons and information with respect to Nominees for Director, Continuing Directors and Executive Officers of the Registrant’s Proxy Statement.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from the section Ratification and Appointment of Independent Registered Public Accounting Firm of the Registrant’s Proxy Statement.

PART IV.

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of the Company and its subsidiary are included in Part II of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Income - Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(a)(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)	Exhibits
3.1 (1)	Articles of Incorporation of GS Financial Corp.
3.2 (1)	Bylaws of GS Financial Corp.
4.1 (1)	Stock Certificate of GS Financial Corp.
10.1 (2)	GS Financial Corp. Stock Option Plan
10.2 (2)	GS Financial Corp. Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3 (3)	Early Retirement and Consulting Agreement by and among GS Financial Corp., Guaranty Savings and Homestead Association and Donald C. Scott Dated January 7, 2005
10.4 (4)	Letter Agreement, dated as of December 8, 2005, by and between Guaranty Savings and Homestead Association and Stephen E. Wessel
13.0	2006 Annual Report to Stockholders
14.0	Code of Conduct and Ethics
21.0	Subsidiaries of the Registrant - Information reported in Item 1
23.0	Consent of LaPorte, Sehrt, Romig & Hand
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

(2)	Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269).

(3)	Incorporated herein by reference from the current report on Form 8-K, dated January 7, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(4)	Incorporated herein by reference from the current report on Form 8-K, dated December 8, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

By:
Stephen E. Wessel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ Albert J. Zahn, Jr.	Chairman of the Board and Director	3/28/2007
Albert J. Zahn, Jr.
/s/ Stephen E. Wessel	President and Chief Executive Officer	3/28/2007
Stephen E. Wessel
/s/ Bruce A. Scott	Executive Vice President and Director	3/28/2007
Bruce A. Scott
/s/ J. Andrew Bower	Chief Financial Officer	3/28/2007
J. Andrew Bower
/s/ Edward J. Bourgeois	Director	3/28/2007
Edward J. Bourgeois
/s/ Stephen L. Cory	Director	3/28/2007
Stephen L. Cory
/s/ Bradford A. Glazer	Director	3/28/2007
Bradford A. Glazer
/s/ Donald C. Scott	Director	3/28/2007
Donald C. Scott
/s/ Hayden W. Wren, III	Director	3/28/2007
Hayden W. Wren, III