Form 10QSB
period 2007-03-31
GS FINANCIAL CORP
filed 2007-05-15
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2007	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Small Business Issuer as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
3798 Veterans Blvd.
Metairie, LA 70002
(Address of Principal Executive Offices)
(504) 457-6220
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2007
Common Stock, par value $.01 per share	1,234,453 shares

Transitional Small Business Disclosure Format (Check one):  Yes   No

GS FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	3/31/2007(Unaudited )	12/31/2006 (Audited )
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$1,705	$1,893
Interest-Bearing Deposits from Other Banks	6,868	6,544
Federal Funds Sold	3,855	2,680
Total Cash and Cash Equivalents	12,428	11,117
Securities Available-for-Sale, at Fair Value	50,043	55,090
Loans, Net	97,490	93,987
Accrued Interest Receivable	1,771	2,004
Premises & Equipment, Net	4,189	3,578
Stock in Federal Home Loan Bank, at Cost	996	982
Foreclosed Assets	-	-
Real Estate Held-for-Investment, Net	460	464
Other Assets	1,238	1,158
Total Assets	$168,615	$168,380

LIABILITIES
Deposits
Interest-Bearing Deposits	$121,101	$119,364
Noninterest-Bearing Deposits	3,625	3,390
Total Deposits	124,726	122,754
FHLB Advances	15,689	17,042
Other Liabilities	990	1,420
Total Liabilities	141,405	141,216

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,751	34,701
Unearned RRP Trust Stock	(573)	(523)
Treasury Stock (2,172,232 Shares at March 31, 2007 and December 31, 2006)	(32,493)	(32,493)
Retained Earnings	25,734	25,764
Accumulated Other Comprehensive Loss	(243)	(319)
Total Stockholders' Equity	27,210	27,164
Total Liabilities & Stockholders' Equity	$168,615	$168,380
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
($ in thousands, except per share data)	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,793	$1,573
Investment Securities	722	903
Other Interest Income	139	237
Total Interest and Dividend Income	$2,654	$2,713

INTEREST EXPENSE
Deposits	1,063	793
Advances from Federal Home Loan Bank	221	381
Interest Expense	1,284	1,174

NET INTEREST INCOME	1,370	1,539
PROVISION FOR LOAN LOSSES	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,370	1,539

NON-INTEREST EXPENSE
Salaries and Employee Benefits	793	726
Occupancy Expense	136	122
Ad Valorem Taxes	65	83
Other Expenses	282	201
Total Non-Interest Expense	1,276	1,132
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	94	407

NON-INTEREST INCOME
Net (Loss) on Available-for-Sale Securities	-	(16)
Other Income	29	23
Total Non-Interest Income	29	7

INCOME BEFORE INCOME TAXES	123	414
INCOME TAX EXPENSE	27	138
NET INCOME	$96	$276

EARNINGS PER SHARE
Basic	$0.08	$0.23
Diluted	$0.08	$0.23
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2005	$34	$34,565	$(32,193)	$(239)	$(698)	$24,136	$(198)	$25,407
Comprehensive Income:
Net Income	-	-	-	-	-	276	-	276
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	(263)	(263)
Total Comprehensive Income	34	34,565	(32,193)	(239)	(698)	24,533	(461)	25,420
Distribution of RRP Stock	-	-	-	-	-	-	-	-
ESOP Compensation Earned	-	11	-	60	-	-	-	71
Purchase of Treasury Stock	-	-	(72)	-	-	-	-	(72)
Dividends Declared	-	-	-	-	-	(121)	-	(121)
Balances at March 31, 2006	34	34,576	(32,265)	(179)	(698)	24,412	(461)	25,419
Balances At December 31, 2006	$34	$34,751	$(32,493)	$-	$(573)	$25,764	$(319)	$27,164
Comprehensive Income:
Net Income	-	-	-	-	-	96	-	96
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	76	76
Total Comprehensive Income	-	-	-	-	-	96	76	172
Distribution of RRP Stock	-	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	-	(126)	-	(126)
Balances at March 31, 2007	34	34,751	(32,493)	-	(573)	25,734	(243)	27,210
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$96	$276
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Depreciation	46	41
Discount Accretion Net of Premium Amortization	(1)	(7)
Provision for Loan Losses	-	-
Non-Cash Dividend - FHLB Stock	(14)	(20)
Net Loan Fees	(35)	2
ESOP Shares Expense	-	71
RRP Expense	30	32
Gain on Sale of Loans	(4)	-
Loss on Sale of Investments	-	16
Deferred Income Tax Provision	-	138
Changes in Operating Assets and Liabilities
Decrease in Accrued Interest Receivable	233	59
(Increase) in Other Assets	(80)	(55)
Increase in Accrued Interest - FHLB Advances	-	27
Increase (Decrease) in Accrued Income Tax	26	(65)
Decrease in Other Liabilities	(521)	(408)
Net Cash (Used in) Provided by Operating Activities	(224)	107

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	5,854	1,611
Purchases of Investment Securities	(5,696)	(10,500)
Investment in Mutual Funds, Net	5,000	7,500
Loan Originations and Principal Collections, Net	(3,724)	(4,907)
Proceeds from Sales of Mortgage Loans	219	-
Purchases of Premises and Equipment	(653)	(24)
Net Cash Provided by (Used in) Investing Activities	1,000	(6,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	-	(72)
Decrease in Advances from Federal Home Loan Bank	(1,353)	(6,856)
Payment of Cash Stock Dividends	(126)	(121)
Increase in Deposits	1,972	6,170
Increase (Decrease) in Deposits for Escrows	42	(22)
Net Cash Provided (Used In) by Financing Activities	535	(901)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,311	(7,114)
CASH AND CASH EQUIVALENTS - Beginning of Period	11,117	22,555
CASH AND CASH EQUIVALENTS - End of Period	12,428	15,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	1,052	1,194
Income Taxes	-	-
Loans Transferred to Foreclosed Real Estate During the Period	-	-
Market Value Adjustments for Gain on Securities Available-for-Sale	-	-
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of GS Financial Corp. (the “Company”) and its subsidiary, Guaranty Savings Bank (the “Bank”), which prior to June, 2006 was known as Guaranty Savings and Homestead Association. All significant intercompany balances and transactions have been eliminated. Certain financial information for prior periods has been reclassified to conform with the current presentation.

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-QSB. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the Company’s 2006 annual report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128. The components used in this computation were as follows:

	Three Months Ended March 31
($ in thousands, except per share data)	2007	2006
Numerator:
Net Income	$96	$276
Effect of Dilutive Securities	-	-
Numerator for Diluted Earnings Per Share	$96	$276
Denominator
Weighted-Average Shares Outstanding	1,234,453	1,215,567
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	37,646	-
Denominator for Diluted Earnings Per Share	1,272,099	1,215,567
Earnings Per Share
Basic	$0.08	$0.23
Diluted	0.08	0.23
Cash Dividends Per Share	$0.10	$0.10

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”).  Compensation expense related to the ESOP and 401(k) plan was $48,000 and $93,000 for the three month periods ended March 31, 2007 and 2006, respectively.

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

During 2005, the Company adopted SFAS No. 123(R) which replaced SFAS No. 123 and superseded APB Opinion No. 25. Because all of the options that have been granted have vested there was no impact on net income and earnings per share for the three month periods ended March 31, 2007 and 2006.

NOTE 5 - RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of March 31, 2007 of the 125,028 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 109,223 had been earned and issued. Compensation expense related to the RRP was $30,000 and $31,000 for the three months ended March 31, 2007 and 2006, respectively.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	Three Months Ended
($ in thousands, except per share data)	March 31, 2007	December 31, 2006	March 31, 2006
SUMMARY OF INCOME
Interest Income	$2,654	$2,706	$2,713
Interest Expense	1,284	1,298	1,174
Net Interest Income	1,370	1,408	1,539
Provision for Loan Losses	-	-	-
Net Interest Income After Provision for Loan Losses	1,370	1,408	1,539
Non-Interest Income	29	65	7
Non-Interest Expense	1,276	1,346	1,132
Net Income Before Taxes	123	127	414
Income Tax Expense	27	42	138
Net Income	96	85	276
SELECTED BALANCE SHEET DATA
Total Assets	$168,615	$168,380	$176,758
Loans Receivable, Net	97,490	93,987	74,802
Investment Securities	50,043	55,090	78,466
Deposit Accounts	124,726	122,754	125,163
Borrowings	15,689	17,042	25,250
Stockholders' Equity	27,210	27,164	25,419
SELECTED AVERAGE BALANCES
Total Assets	167,067	$170,763	177,854
Loans Receivable, Net	93,987	91,917	70,278
Investment Securities	52,173	58,048	77,406
Deposit Accounts	122,627	124,776	121,369
Borrowings	16,230	17,517	29,516
Equity	27,254	27,303	25,456
KEY RATIOS
Return on average assets	0.23%	0.20%	0.62%
Return on average shareholders' equity	1.43%	1.25%	4.34%
Net interest margin	3.44%	3.38%	3.52%
Average loans to average deposits	79.50%	74.88%	57.90%
Average interest-earning assets to interest-bearing liabilities	119.17%	116.37%	114.68%
Efficiency ratio	93.14%	91.75%	73.55%
Non-interest expense to average assets	3.10%	3.13%	2.55%
Allowance for loan losses to total loans	3.69%	3.82%	7.10%
Stockholders' equity to total assets	16.14%	16.14%	14.38%
COMMON SHARE DATA
Earnings per share
Basic	$0.08	$0.07	$0.23
Diluted	0.08	0.07	0.23
Dividends paid per share	0.10	0.10	0.10
Book value per share	22.04	22.00	20.99
Average shares outstanding
Basic	1,234,453	1,199,417	1,215,567
Diluted	1,272,099	1,228,394	1,215,567

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first quarters of 2007 and 2006. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-QSB, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2006 annual report on Form 10-K.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans increased $3.5 million, or 3.7%, from year-end 2006 to the end the first quarter of 2007. Average net loans for the first quarter of 2007 were $94.0 million, up $23.7 million (33.7%) compared to the first quarter of 2006. Table 1, which is based on regulatory reporting codes, shows loan balances at March 31, 2007 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2007	2006
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Real estate loans - residential	$51,056	$48,610	$46,285	$40,862	$37,829
Real estate loans - commercial and other	40,019	36,896	34,345	32,163	27,902
Real estate loans - construction	7,120	9,089	10,257	14,259	12,120
Consumer loans	676	677	744	545	737
Commercial business loans	2,306	2,445	2,071	2,161	1,779
Total Loans	$101,177	$97,717	$93,702	$89,990	$80,367
Average Loans During Period	$99,004	$95,649	$91,846	$86,165	$75,991

The Bank has hired two experienced commercial loan officers, a mortgage banking manager and a residential loan officer since the beginning of 2006. The loan growth since the beginning of 2006 reflects the start of an economic recovery in the Bank’s market area subsequent to Hurricane Katrina and the efforts of the new loan officers.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. At March 31, 2007 the allowance for loan losses was $3.7 million, or 3.69% of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters. A reduction in the allowance was taken in the third quarter of 2006 to reflect improvements in the quality of the loan portfolio as borrowers have exceeded management’s initial expectations in meeting their obligations subsequent to Hurricane Katrina.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2007			2006
($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning Balance	$3,732	$3,732	$5,713	$5,713	$5,713
Provision (Reversal) for Loan Losses	-	-	(1,981)	-	-
Loans Charged Off	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$3,732	$3,732	$3,732	$5,713	$5,713
Ratios
Charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to total loans	3.69%	3.82%	3.99%	6.35%	7.11%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at March 31, 2007 and at the end of the preceding four quarters. The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due. Nonperforming assets consist of loans on nonaccrual status and foreclosed assets. There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2007	2006
($ in thousands)	March 31	December 31	September 30	June 30	March 31
30-89 Days	$1,234	$1,379	$642	$1,699	$3,052
90+ Days	335	179	491	362	1,436
Total	$1,569	$1,558	$1,133	$2,061	$4,488
Ratios
Loans delinquent 90 days to total loans	0.33%	0.18%	0.52%	0.40%	1.79%
Total delinquent loans to total loans	1.55%	1.59%	1.21%	2.29%	5.58%
Allowance for loan losses to 90 day delinquent loans	1,114.03%	2,084.92%	760.08%	1,578.17%	397.84%
Allowance for loan losses to total delinquent loans	237.86%	239.54%	329.39%	277.20%	127.29%

TABLE 4. NONPERFORMING ASSETS
	2007	2006
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a nonaccrual basis	$335	$179	$491	$362	$1,436
Foreclosed assets	-	-	-	-	-
Total nonperforming assets	$335	$179	$491	$362	$1,436
Ratios
Nonperforming assets to loans plus foreclosed assets	0.33%	0.18%	0.52%	0.40%	1.79%
Nonperforming assets to total assets	0.20%	0.11%	0.28%	0.21%	0.81%
Allowance for loan losses to nonperforming assets	1,114.03%	2,084.92%	760.08%	1,578.17%	397.84%

INVESTMENT IN SECURITIES
At March 31, 2007, the Company’s total securities available-for-sale were $50.0 million, compared to $55.1 million at December 31, 2006 and $78.5 million at March 31, 2006. The overall decline in portfolio size has been the result of using proceeds from the sale of investment securities to fund loan growth and to make contractually scheduled paydowns of FHLB advances. The greatest reduction has been sales of shares in a short-term adjustable rate mortgage mutual fund.

Management expects that funding needs from loan growth will lead to further reductions in the investment portfolio. Proceeds from interest, dividends and principal repayments that are not needed to fund new loan commitments will likely be reinvested in pass-through mortgage backed obligations. During the first quarter of 2007 the Company sold $5.0 million in shares of mutual funds at no gain or loss.

At March 31, 2007, the net unrealized losses on the Company’s entire securities portfolio was $362,000, or 0.72% of amortized cost, compared to net unrealized losses of $477,000, or 0.86% of amortized cost at December 31, 2006. These losses consist primarily of losses in collateralized mortgage obligations caused by the recent increases in interest rates. Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, which allows for the accounting for selected financial assets using the fair value method. Certain financial institutions early-adopted Statement No. 159, allowing the institution to identify certain specific losses and take them as a charge to retained earnings rather than recognize the writedown of securities as losses. The Company did not elect to early adopt Statement No. 159

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	March 31, 2007		December 31, 2006		March 31, 2006
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury Securities	$-	$-	$-	$-	$500	$521
U.S. Agency Securities	22,486	22,343	23,485	23,326	4,988	4,991
Mortgage Backed Securities	5,302	5,345	3,764	3,791	198	211
Collateralized Mortgage Obligations	16,781	16,537	17,486	17,173	30,338	30,154
Mutual funds	5,836	5,818	10,832	10,800	50,460	49,669
Total Investments	50,405	50,043	55,567	55,090	$86,484	$85,546

DEPOSITS
At March 31, 2007, deposits increased $2.0 million, or 1.6% above the level at December 31, 2006 and decreased $437,000, or 0.4% below the level at the end of the first quarter of the previous year. Average deposits totaled $122.6 million in the first quarter of 2007, a $2.1 million (1.7%) decrease from the fourth quarter of 2006 and a $1.3 million (1.1%) increase from the first quarter of 2006. Management expects the level of deposits to grow during the remainder of 2007, with the conversion of the Ponchatoula location to a full service branch during the first quarter of 2007 and two additional branch locations expected to open during the third quarter of 2007.

Table 6 presents the composition of average deposits for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006.

TABLE 6. DEPOSIT COMPOSITION
First Quarter 2007			Fourth Quarter 2006		First Quarter 2006
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$3,330	2.7%	$3,440	1.9%	$1,960	1.6%
NOW account deposits	18,833	15.4	19,831	13.9	11,799	9.7
Savings deposits	21,980	17.9	23,259	22.0	31,122	25.7
Time deposits	78,489	64.0	78,248	62.2	76,362	63.0
Total	$122,632	100.0%	$124,778	100.0%	$121,243	100.0%

BORROWINGS
At March 31, 2007, the Company’s borrowings from the Federal Home Loan Bank decreased $1.4 million, or 7.9%, from December 31, 2006 and $9.6 million, or 37.9%, from March 31, 2006. Average advances for the first quarter of 2007 were $16.2 million, down $1.3 million, or 7.3%, from the fourth quarter of 2006 and down $13.3 million, or 45.1%, from the prior year’s first quarter. The decreases were due to regularly scheduled principal payments that were not offset by any new borrowings because of the Company’s current liquidity position.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At March 31, 2007 and December 31, 2006, stockholders’ equity totaled $27.2 million. Total equity grew by $46,000 during the quarter as earnings of $96,000 and a reduction in unrealized securities losses (net of taxes) of $76,000 were offset by dividends of $126,000.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$8,324	$16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.70
2005	3,907	74	19.06
2006	17,763	300	16.87
2007	-	-	-
Total Stock Repurchases	2,172,232	$32,493	$14.96

The ratios in Table 8 indicate that the Bank remained well capitalized at March 31, 2007. The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2007	2006
($ in thousands)	March 31	December 31	March 31
Tier 1 regulatory capital	$26,716	$26,580	$24,110
Tier 2 regulatory capital	1,144	1,096	869
Total regulatory capital	$27,860	$27,676	$24,979
Adjusted total assets	$167,755	$167,126	$175,455
Risk-weighted assets	$92,868	$87,645	$69,654
Ratios
Tier 1 capital to total assets	15.93%	15.90%	13.74%
Tier 1 capital to risk-weighted assets	28.77%	30.33%	34.61%
Total capital to risk-weighted assets	30.00%	31.58%	35.86%
Shareholders' equity to total assets	16.14%	16.14%	14.38%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first quarter of 2007.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2007 and 2006.

Table 9 illustrates some of the factors that the Company uses to measure liquidity. The Company’s liquidity position has increased during the first three months of 2007, primarily reflecting increases in customer deposits, some of which was used to fund loan growth. The Bank continues to have adequate liquidity but should additional liquidity needs arise the Bank can pursue various options, including liquidating investments or borrowing additional funds to fund continued loan growth.

TABLE 9. KEY LIQUIDITY INDICATORS
	2007	2006
($ in thousands)	March 31	December 31	March 31
Cash and cash equivalents	$12,428	$11,117	$15,441
Total loans	101,177	97,717	80,067
Total deposits	124,726	122,754	125,163
Deposits $100,000 and over	29,309	27,285	21,626
Ratios
Total loans to total deposits	81.15%	79.60%	64.32%
Deposits $100,000 and over to total deposits	23.50%	22.23%	17.28%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the first quarter of 2007 decreased $169,000, or 11.0%, from the first quarter of 2006, as average earning assets decreased 7.0% between these periods. First quarter net interest income for 2007 was down $55,000, or 3.9%, on earning assets that were down 3.5% compared with the fourth quarter of 2006. In addition to the decrease in earning asset balances, the increasing cost of deposits being experienced throughout the banking industry adversely impacted the Bank’s cost of funds and net interest margin.

The Company’s net interest margin level of 3.44% was a 6 basis point increase from the fourth quarter of 2006 and a decrease compared to 3.52% in the year-earlier quarter. Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the fourth quarter of 2006 and first quarter of 2006.

During the first quarter of 2007, interest income from earning assets was down $69,000, or 2.5%, from the fourth quarter of 2006 and down $59,000, or 2.1%, from the first quarter of 2006. Overall increased yields on earning assets, driven both by a product mix shift from cash and investments to loans and improving cash and investment yields, have been offset by a decrease in the average balances of total earning assets.

During the first quarter of 2007, interest expense was down $13,000, or 1.0%, from the fourth quarter of 2006 and up $118,000, or 10.1%, from the first quarter of 2006. The increase from the prior year is due primarily to deposit rates increasing and significant amounts of certificates of deposit maturing and repricing into higher-yielding certificates.

The average cost on interest bearing deposits increased to 3.61% for the first quarter of 2007, from 3.45% in the fourth quarter of 2006 and 2.67% in the first quarter of 2006. These changes in rates accounted for increases of $18,000 and $22,000 in interest expense from the fourth and first quarters of 2006, respectively. Increased deposits accounted for an increase of $48,000 of interest expense from the first quarter of 2006.

Average borrowings were down $1.3 million for the first quarter of 2007 compared to the fourth quarter of 2006, and down $13.3 million compared to the first quarter of 2006. These decreases in the average balances accounted for $18,000 and $182,000 in reduced interest expenses for each respective time frame.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
First Quarter 2007				Fourth Quarter 2006			First Quarter 2006
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$99,004	1,793	7.34%	$95,649	$1,785	7.40%	$75,991	1,573	8.30%
U.S. Treasury securities	-	-	-	-	-	-	505	9	6.82
U.S. Agency securities	21,337	307	5.84	23,469	322	5.44	6,129	78	5.12
Mortgage-backed securities	3,901	57	5.93	3,887	61	6.26	91	1	6.04
Collateralized mortgage obligations	16,849	230	5.54	17,724	232	5.19	21,666	304	5.63
Mutual funds	10,086	128	5.15	12,968	166	5.08	49,015	511	4.18
Total investment in securities	52,173	722	5.61	58,048	781	5.34	77,406	903	4.68
FHLB stock	982	14	5.78	1,095	18	6.43	1,833	20	4.40
Federal funds sold and demand deposits	9,358	125	5.42	12,588	139	4.39	19,906	217	4.36
Total interest-earning assets	161,517	2,654	6.66%	167,380	2,723	6.46%	175,136	2,713	6.12%
NONINTEREST-EARNING ASSETS
Other assets	9,282			8,591			8,431
Allowance for loan losses	(3,732)			(5,208)			(5,713)
Total assets	$167,067			$170,763			$177,854

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$18,833	142	3.06%	$19,831	$146	2.92%	$11,799	47	1.59%
Savings deposits	21,980	68	1.25	23,259	73	1.25	31,122	96	1.24
Time deposits	78,489	852	4.41	78,248	836	4.24	76,362	650	3.41
Total interest-bearing deposits	119,302	1,062	3.61	121,338	1,055	3.45	119,283	793	2.67
Borrowings	16,230	222	5.55	17,517	243	5.52	29,516	381	5.08
Total interest-bearing liabilities	135,532	1,284	3.85%	138,855	1,298	3.71%	148,799	1,174	3.14%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	3,330			3,440			2,086
Other liabilities	951			1,165			1,513
Shareholders' equity	27,254			27,303			25,456
Total liabilities and shareholders' equity	$167,067			$170,763			$177,854
Net interest income and margin		$1,370	3.44%		$1,425	3.38%		$1,539	3.52%
Net interest-earning assets and spread	$25,985		2.81%	$28,525		2.75%	$26,337		2.98%
Cost of funding interest-earning assets			3.14%			3.15%			3.14%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Quarter 2007 Compared to:
	Fourth Quarter of 2006			First Quarter of 2006
Due to Change in			Total Increase (Decrease )	Due to Change in		Total Increase (Decrease )
($ in thousands)	Volume	Rate	Volume	Rate
INTEREST INCOME
Loans	$76	$(68)	$8	$429	$(209)	$220
U.S. Treasury securities	-	-	-	(9)	-	(9)
U.S. Agency securities	(31)	16	(15)	219	10	229
Mortgage-backed securities	-	(4)	(4)	56	-	56
Collateralized mortgage obligations	(12)	10	(2)	(66)	(8)	(74)
Mutual funds	(37)	(1)	(38)	(494)	111	(383)
Total investment in securities	(80)	21	(59)	(294)	113	(181)
FHLB stock	(2)	(2)	(4)	(12)	6	(6)
Federal funds sold and demand deposits	(43)	29	(14)	(142)	50	(92)
Total interest income	(49)	(20)	(69)	(19)	(40)	(59)

INTEREST EXPENSE
NOW account deposits	$(8)	$4	$(4)	$53	$42	$95
Savings deposits	(5)	-	(5)	(28)	-	(28)
Time deposits	3	14	17	22	180	202
Total interest-bearing deposits	(10)	18	8	47	222	269
Borrowings	(18)	(3)	(21)	(182)	23	(159)
Total interest expense	(28)	15	(13)	(135)	245	110
Change in net interest income	(21)	(35)	(56)	116	(285)	(169)

PROVISION FOR LOAN LOSSES
The Company made no provision for loan losses in the first quarter of 2007 or 2006, nor in the fourth quarter of 2006. There were no charge-offs in the first quarter of 2007 or the fourth or first quarters of 2006.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income before securities transactions was up $6,000, or 26%, for the first quarter of 2007 compared to the same time period of 2006. Gains on the sale of mortgage loans totaled $4,000 for the quarter. Management anticipates increasing its mortgage loan secondary marketing activities during the remainder of 2007. Losses from the sale of the Company’s investment in a short-term mortgage mutual fund totaled $16,000 in the first quarter of 2006. The sales of the short-term mortgage mutual fund in the first quarter of 2007 did not result in a gain or loss. The major categories of non-interest income for the three months ended March 31, 2007 and 2006 are presented in Table 12.

TABLE 12. NON-INTEREST INCOME
($ in thousands)	First Quarter 2007	First Quarter 2006	Percentage Increase (Decrease)
Service charges on deposit accounts	$4	$3	33%
ATM surcharges and network fees	1	1	-
Early closing penalties	4	2	100
Income from real estate held for investment	13	13	-
Gain on sales of mortgage loans	4	-	n/a
Miscellaneous	3	4	(25)
Total noninterest income before securities transactions	29	23	26
Securities transactions	-	(16)	(100)
Total noninterest income	$29	$7	314%

NON-INTEREST EXPENSE
Non-interest expense for the first quarter of 2007 totaled $1.3 million, a $144,000 (13%) increase from the first quarter of 2006. This expense growth was expected as part of management’s long-term plan to grow through increasing its branch locations, product offerings, delivery channels and adding banking professionals. Non-interest expense for the three months ended March 31, 2007 and 2006 are presented in Table 13 below.

TABLE 13. NON-INTEREST EXPENSE
($ in thousands)	First Quarter 2007	First Quarter 2006	Percentage Increase (Decrease )
Employee compensation	$546	$475	15%
Employee benefits	247	251	(2)
Total personnel expense	793	726	9
Net occupancy expense	136	122	11
Ad Valorem taxes	65	83	(22)
Data processing costs	71	51	39
Advertising	21	14	50
ATM server expense	6	6	-
Professional fees	49	34	44
Deposit insurance and supervisory fees	27	24	13
Printing and office supplies	30	28	7
Telephone	14	13	8
Dues and Subscriptions	25	16	56
Other operating expenses	39	15	160
Total non-interest expense	$1,276	$1,132	13%
Efficiency Ratio	93.14%	73.55%

Personnel costs, which represent the largest component of non-interest expense, increased $67,000, or 9%, to $793,000 in the first quarter of 2007 compared to $726,000 in the first quarter of 2006.

Data processing costs increased by $20,000, or 39%, as the Bank has increased its deposit account transaction volume and internet banking capabilities as well as system-related costs incurred in developing new products including mortgage banking products, credit cards and remote deposit.

Item 3 - Controls and Procedures

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c)	There were no issuer purchases of equity securities during the quarter.

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders

There are no matters required to be reported under this item.

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

3.1(1)	Articles of Incorporation of GS Financial Corp.
3.2(1)	Bylaws of GS Financial Corp.
4.1(1)	Stock Certificate of GS Financial Corp.
10.1(2)	GS Financial Corp. Stock Option Plan
10.2(2)	GS Financial Corp. Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
10.3 (3)	Early Retirement and Consulting Agreement by and among GS Financial Corp., Guaranty Savings and Homestead Association and Donald C. Scott Dated January 7, 2005
10.4 (4)	Letter Agreement, dated as of December 8, 2005, by and between Guaranty Savings and Homestead Association and Stephen E. Wessel
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

(2)	Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

(3) Incorporated herein by reference from the current report on Form 8-K, dated January 7, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(4) Incorporated herein by reference from the current report on Form 8-K, dated December 8, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date:	May 15, 2007	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	May 15, 2007	By:	/s/ J. Andrew Bower
J. Andrew Bower Chief Financial Officer