Form 10QSB
period 2007-06-30
GS FINANCIAL CORP
filed 2007-08-14
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2007	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Small Business Issuer as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
3798 Veterans Blvd.
Metairie, LA 70002
(Address of Principal Executive Offices)
(504) 457-6220
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2007
Common Stock, par value $.01 per share	1,234,453 shares

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes  ☐                    No ☒

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$1,702	$1,893
Interest-Bearing Deposits from Other Banks	2,107	6,544
Federal Funds Sold	360	2,680
Total Cash and Cash Equivalents	4,169	11,117
Securities Available-for-Sale, at Fair Value	50,852	55,090
Loans, Net	105,466	93,987
Accrued Interest Receivable	1,883	2,004
Premises & Equipment, Net	5,165	3,578
Stock in Federal Home Loan Bank, at Cost	1,009	982
Foreclosed Assets	-	-
Real Estate Held-for-Investment, Net	457	464
Other Assets	923	1,158
Total Assets	$169,924	$168,380

LIABILITIES
Deposits
Interest-Bearing Deposits	$120,597	$119,364
Non-interest-Bearing Deposits	4,597	3,390
Total Deposits	125,194	122,754
FHLB Advances	16,817	17,042
Other Liabilities	927	1,420
Total Liabilities	142,938	141,216

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,701	34,701
Unearned RRP Trust Stock	(523)	(523)
Treasury Stock (2,172,232 Shares at June 30, 2007 and December 31, 2006)	(32,493)	(32,493)
Retained Earnings	25,902	25,764
Accumulated Other Comprehensive Loss	(635)	(319)
Total Stockholders' Equity	26,986	27,164
Total Liabilities & Stockholders' Equity	$169,924	$168,380
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share data)	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,919	$1,661	$3,712	$3,234
Investment Securities	731	964	1,453	1,867
Other Interest Income	83	157	222	393
Total Interest and Dividend Income	2,733	2,782	5,387	5,494

INTEREST EXPENSE
Deposits	1,131	850	2,194	1,643
Advances from Federal Home Loan Bank	211	320	433	701
Interest Expense	1,342	1,170	2,627	2,344

NET INTEREST INCOME	1,391	1,612	2,760	3,150
PROVISION (REVERSAL) FOR LOAN LOSSES	(300)	-	(300)	-
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	1,691	1,612	3,060	3,150

NON-INTEREST EXPENSE
Salaries and Employee Benefits	817	784	1,610	1,510
Occupancy Expense	152	127	288	249
Other Expenses	345	276	692	560
Total Non-Interest Expense	1,314	1,187	2,590	2,319
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	377	425	470	831

NON-INTEREST INCOME (LOSS)
Net (Loss) on Available-for-Sale Securities	-	(76)	-	(92)
Other Income	43	23	72	47
Total Non-Interest Income (Loss)	43	(53)	72	(45)

INCOME BEFORE INCOME TAXES	420	372	542	786
INCOME TAX EXPENSE	127	129	153	267
NET INCOME	$293	$243	$389	$519

EARNINGS PER SHARE
Basic	$0.24	$0.20	$0.32	$0.43
Diluted	$0.23	$0.20	$0.31	$0.43
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2005	$34	$34,565	$(32,193)	$(239)	$(698)	$24,257	$(198)	$25,407
Comprehensive Income:
Net Income	-	-	-	-	-	519	-	519
Other Comprehensive Loss
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	-	(453)	(453)
Total Comprehensive Income (Loss)	-	-	-	-	-	519	(453)	66
Distribution of RRP Stock	-	-	-	-	-	-	-	-
ESOP Compensation Earned	-	66	-	119	-	-	-	185
Purchase of Treasury Stock	-	-	(71)	-	-	-	-	(71)
Dividends Declared	-	-	-	-	-	(242)	-	(242)
Balances at June 30, 2006	$34	$34,631	$(32,264)	$(120)	$(698)	$24,534	$(651)	$25,466

Balances At December 31, 2006	$34	$34,701	$(32,493)	$-	$(523)	$25,764	$(319)	$27,164
Comprehensive Income:
Net Income	-	-	-	-	-	389	-	389
Other Comprehensive Income (Loss)
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	-	(316)	(316)
Total Comprehensive Income (Loss)	-	-	-	-	-	389	(316)	73
Distribution of RRP Stock	-	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	-	(251)	-	(251)
Balances at June 30, 2007	$34	$34,701	$(32,493)	$-	$(523)	$25,902	$(635)	$26,986
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$389	$519
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	94	83
Discount Accretion Net of Premium Amortization	6	(20)
Provision for Loan Losses	(300)	-
Non-Cash Dividend - FHLB Stock	(27)	(20)
Net Loan Fees	14	2
ESOP Shares Expense	-	185
RRP Expense	61	63
Loss on Sale of Investments	-	92
Deferred Income Tax Provision	-	267
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accrued Interest Receivable	121	(99)
(Increase) in Prepaid Income Taxes	-	(267)
Increase in Other Assets	157	(55)
Decrease in Accrued Interest - FHLB Advances	-	29
Decrease in Accrued Income Tax	153	-
Increase in Other Liabilities	(390)	(335)
Net Cash Provided by Operating Activities	278	444

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	6,957	3,279
Purchases of Investment Securities	(8,118)	(19,162)
Investment in Mutual Funds, Net	5.000	28,031
Loan Originations and Principal Collections, Net	(12,729)	(14,382)
Purchases of Premises and Equipment	(1,674)	(116)
Proceeds from Sale of FHLB Stock	-	508
Net Cash Used in Investing Activities	(9,027)	(1,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	-	(71)
Decrease in Advances from Federal Home Loan Bank	(225)	(8,490)
Payment of Cash Stock Dividends	(251)	(242)
Increase (Decrease) in Deposits	2,204	3,965
Decrease in Deposits for Escrows	74	(96)
Net Cash Provided by (Used In) Financing Activities	1,802	(4,934)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,947)	(6,332)
CASH AND CASH EQUIVALENTS – Beginning of Period	11,116	22,555
CASH AND CASH EQUIVALENTS - End of Period	$4,169	$16,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	$2,628	$2,373
Income Taxes	-	-
Loans Transferred to Foreclosed Real Estate During the Period	-	-
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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-QSB.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.  These unaudited financial statements should be read in conjunction with the Company’s 2006 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 128.  The components used in this computation were as follows:
	Three Months Ended June 30		Six Months Ended June 30
($ in thousands, except per share data)	2007	2006	2007	2006
Numerator:
Net Income	$293	$243	$389	$519
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$293	$243	$389	$519
Denominator
Weighted-Average Shares Outstanding	1,234,453	1,214,190	1,234,453	1,215,707
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	38,389	5,839	38,017	-
Denominator for Diluted Earnings Per Share	1,272,842	1,220,029	1,272,470	1,215,707
Earnings Per Share
Basic	$0.24	$0.20	$0.32	$0.43
Diluted	0.23	0.20	0.31	0.43
Cash Dividends Per Share	$0.10	$0.10	$0.20	$0.20

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Corp. Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006.  Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the ESOP and 401(k) plan was $55,000 and $103,000 for the three and six month periods ended June 30, 2007, respectively, compared to $99,000 and $192,000 for the same time periods ended June 30, 2006.

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

During 2005, the Company adopted SFAS No. 123(R) which replaced SFAS No. 123 and superseded APB Opinion No. 25.  Because all of the options that have been granted have vested there was no impact on net income and earnings per share for the three month periods ended June 30, 2007 and 2006.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust Agreement (“RRP”) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the common stock ($12.50/share) when the plan was modified in September, 1998 and the price of the common stock on the date of grant for awards made subsequent to September, 1998.  As of June 30, 2007 of the 125,028 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 109,223 had been earned and issued.  Compensation expense related to the RRP was $31,000 and $61,000 for the three and six month periods ended June 30, 2007, respectively, compared to $32,000 and $63,000 for the same time periods ended June 30, 2006.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
	Three Months Ended			Six Months Ended
($ in thousands, except per share data)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
SUMMARY OF INCOME
Interest Income	$2,733	$2,654	$2,782	$5,387	$5,494
Interest Expense	1,342	1,284	1,170	2,627	2,344
Net Interest Income	1,391	1,370	1,612	2,760	3,150
Provision (Reversal) for Loan Losses	(300)	-	-	(300)	-
Net Interest Income After Provision (Reversal) for Loan Losses	1,691	1,370	1,612	3,060	3,150
Non-Interest Income (Loss)	43	29	(53)	72	(45)
Non-Interest Expense	1,314	1,276	1,187	2,590	2,319
Net Income Before Taxes	420	123	372	542	786
Income Tax Expense	127	27	129	153	267
Net Income	293	96	243	389	519
SELECTED BALANCE SHEET DATA
Total Assets	$169,924	$168,615	$172,741
Loans Receivable, Net	105,466	97,490	84,278
Investment Securities	50,852	50,043	64,555
Deposit Accounts	125,194	124,726	122,958
Borrowings	16,817	15,689	23,615
Stockholders' Equity	26,986	27,210	25,466
SELECTED AVERAGE BALANCES
Total Assets	$168,213	167,067	$175,107	$167,643	$176,492
Loans Receivable, Net	100,720	93,987	80,461	98,009	75,354
Investment Securities	51,388	52,173	73,985	51,778	75,695
Deposit Accounts	124,580	122,632	124,163	123,608	122,768
Borrowings	15,273	16,230	24,183	15,749	26,872
Stockholders’ Equity	27,150	27,254	25,438	27,202	25,446
KEY RATIOS (1)
Return on average assets	0.70%	0.23%	0.56%	0.47%	0.59%
Return on average shareholders' equity	4.33%	1.43%	3.82%	2.89%	4.08%
Net Interest Margin	3.50%	3.44%	3.80%	3.49%	3.65%
Average loans to average deposits	83.84%	79.50%	68.54%	81.67%	61.99%
Average Interest-earning assets to interest-bearing liabilities	119.31%	119.17%	117.96%	119.24%	117.79%
Efficiency ratio	91.67%	91.22%	73.64%	91.44%	73.62%
Non-interest expense to average assets	3.13%	3.10%	2.72%	3.12%	2.65%
Allowance for loan losses to total loans	3.15%	3.69%	6.35%
Stockholders' equity to total assets	15.88%	16.14%	14.74%
COMMON SHARE DATA
Earnings Per Share
Basic	$0.24	$0.08	$0.20	$0.32	$0.43
Diluted	0.23	0.08	0.20	0.41	0.43
Dividends Paid Per Share	0.10	0.10	0.10	0.20	0.20
Book Value Per Share	20.97	22.04	20.97
Average Shares Outstanding
Basic	1,234,453	1,234,453	1,214,190	1,215,707	1,215,707
Diluted	1,272,842	1,272,099	1,220,029	1,272,470	1,215,707
(1)  Amounts are annualized where appropriate

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first and second quarters of 2007 and 2006.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”).  Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association.  The subsidiary had its name legally changed but remains a state-charted savings association.  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-QSB, particularly the consolidated financial statements and related notes in Part I, Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2006 annual report on Form 10-K.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

The Company's total assets increased $1.5 million, or 1.0%, from $168.4 million at December 31, 2006 to $169.9 million at June 30, 2007.  The increase was primarily due to an increase of $11.5 million in loans receivable, net of allowance for loan losses, partially offset by a decrease of $6.9 million in cash and cash equivalents and $4.2 million decrease in securities available for sale.  Our total liabilities increased $1.7 million, or 1.2% from $141.2 million at December 31, 2006 to $142.9 million at June 30, 2007.  The increase was due to an increase in interest-bearing and non-interest bearing deposits of $2.4 million which was partially offset by decreases in Federal Home Loan Bank advances and other liabilities.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans increased $11.2 million, or 11.4%, from December 31, 2006 to the end of the second quarter of 2007.  The increase was due to a $6.7 million increase in residential real estate loans and a $5.9 million increase in commercial real estate loans from December 31, 2006 to June 30, 2007, partially offset by decreases in construciton, commercial business and consumer loans.  Average loans for the second quarter of 2007 were $104.4 million, an increase of $14.8 million (16.5%) compared to the second quarter of 2006.  Year-to-date average loans at June 30, 2007 totaled $101.7 million, an increase of $20.6 million (25.4%) from the same time period in 2006. Table 1, which is based on regulatory reporting codes, shows loan balances at June 30, 2007 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2007		2006
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Real estate loans - residential	$55,282	$51,056	$48,610	$46,285	$39,266
Real estate loans - commercial and other	42,822	40,019	36,896	34,345	32,926
Real estate loans - construction	7,859	7,120	9,089	10,257	13,836
Consumer loans	658	676	677	744	646
Commercial business loans	2,264	2,306	2,445	2,071	2,142
Total Loans	$108,885	$101,177	$97,717	$93,702	$88,816
Average Total Loans During Period	$104,448	$99,004	$95,649	$91,846	$89,617

The Bank has hired three experienced commercial loan officers, a mortgage banking manager and a residential loan officer since the beginning of 2006.  The loan growth since December 31, 2006 reflects the economic recovery in the Bank’s market area subsequent to Hurricane Katrina and the efforts of the new loan officers.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At June 30, 2007 the allowance for loan losses was $3.4 million, or 3.15% of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.  A reduction in the allowance was taken in the second quarter of 2007 to reflect improvements in the quality of the loan portfolio as borrowers have exceeded management’s initial expectations in meeting their obligations subsequent to Hurricane Katrina.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2007		2006
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Beginning balance	$3,732	$3,732	$3,732	$5,713	$5,713
Reversal of provision for losses	(300)	-	-	(1,981)	-
Loans charged off	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending balance	$3,432	$3,732	$3,732	$3,732	5,713
Ratios
Charge-offs to average loans	n/a	n/a	n/a	n/a	n/a
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	3.15%	3.69%	3.82%	3.99%	6.43%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at June 30, 2007 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on non-accrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2007		2006
($ in thousands)	June 30	March 31	December 31	September 30	June 30
30-89 Days	$2,577	$1,234	$1,379	$642	$1,699
90+ Days	502	335	179	491	362
Total	$3,079	$1,569	$1,558	$1,133	$2,061
Ratios
Loans delinquent 90 days to total loans	0.46%	0.33%	0.18%	0.52%	0.40%
Total delinquent loans to total loans	2.83%	1.55%	1.59%	1.21%	2.32%
Allowance for loan losses to 90+ day delinquent loans	683.67%	1,114.03%	2,084.92%	760.08%	1,578.17%
Allowance for loan losses to total delinquent loans	111.46%	237.86%	239.54%	329.39%	277.20%

TABLE 4. NONPERFORMING ASSETS
	2007		2006
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Loans accounted for on a nonaccrual basis	$502	$335	$179	$491	$362
Foreclosed assets	-	-	-	-	-
Total nonperforming assets	$502	$335	$179	$491	$362
Ratios
Nonperforming assets to loans plus foreclosed assets	0.46%	0.33%	0.18%	0.52%	0.40%
Nonperforming assets to total assets	0.30%	0.20%	0.11%	0.28%	0.21%
Allowance for loan losses to nonperforming assets	683.67%	1,114.03%	2,084.92%	760.08%	1,578.17%

INVESTMENT IN SECURITIES
At June 30, 2007, the Company’s total securities available-for-sale were $50.9 million, compared to $55.1 million at December 31, 2006 and $64.6 million at June 30, 2006.   The reductions in the investment portfolio have been to provide liquidity to fund loan growth.

At June 30, 2007, the net unrealized losses on the Company’s entire securities portfolio were $956,000 or 1.85% of amortized cost, compared to net unrealized losses of $477,000, or 0.86% of amortized cost at December 31, 2006.  These losses consist primarily of losses on collateralized mortgage obligations and agency securities as rises in long-term interest rates in the second quarter of 2007 have most adversely affected longer-term investments with fixed coupon payments.  Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.  The Company has the intent and ability to hold these investment securities for the time necessary to recover its costs.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	June 30, 2007		December 31, 2006		June 30, 2006
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury Securities	$-	$-	$-	$-	$500	$501
U.S. Agency Securities	23,486	22,949	23,485	23,326	19,985	19,836
Mortgage Backed Securities	6,536	6,512	3,764	3,791	4,048	4,097
Collateralized Mortgage Obligations	15,950	15,607	17,486	17,173	19,611	18,910
Mutual funds	5,836	5,784	10,832	10,800	21,286	21,211
Total Investments	$51,808	$50,852	$55,567	$55,090	$65,430	$64,555

DEPOSITS
At June 30, 2007, deposits were 2.0%, or $2.4 million, above the level at December 31, 2006 and up $2.2 million, or 1.8% from the level at the end of the second quarter of 2006.  Average deposits totaled $124.6 million in the second quarter of 2007, up $1.9 million (1.6%) from the first quarter of 2007 and up $417,000 (0.3%) from the second quarter of 2006.

Table 6 presents the composition of average deposits for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006.

TABLE 6. DEPOSIT COMPOSITION
	Second Quarter 2007		First Quarter 2007		Second Quarter 2006
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$3,952	3.2%	$3,330	2.7%	$1,975	1.6%
NOW account deposits	20,606	16.5	18,833	15.4	17,490	14.1
Savings deposits	20,707	16.6	21,980	17.9	28,704	23.1
Time deposits	79,315	63.7	78,489	64.0	75,994	61.2
Total	$124,580	100.0%	$122,632	100.0%	$124,163	100.0%

BORROWINGS
At June 30, 2007, the Company’s borrowings from the Federal Home Loan Bank decreased $225,000, or 1.3%, from December 31, 2006 and $8.9 million, or 36.8%, from June 30, 2006.  Average advances for the second quarter of 2007 were $15.3 million, a decrease of $957,000, or 5.6%, from the first quarter of 2007 and a decrease of $8.9 million, or 36.8%, from the prior year’s second quarter.  The decreases were due to regularly scheduled principal payments that were partially offset by new borrowings.  The Company borrowed $2.5 million in the second quarter of 2007 and may borrow in the future as a potential source of liquidity.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At June 30, 2007, stockholders’ equity totaled $27.0 million, a decrease of $178,000 from December 31, 2006.  This decrease was due to net income of $389,000 for the six month period being offset by an increase in unrealized losses on investment securities of $316,000 and cash dividends paid of $251,000.

Since 1998, the Company has been regularly repurchasing shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  Due to the highly capitalized condition of the Company, management believed in the past that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  The Company did not repurchase any shares during the six months ended June 30, 2007.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  Table 7 summarizes the repurchase of the shares of its common stock by year.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$8,324	$16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.70
2005	3,907	74	19.06
2006	17,763	300	16.87
2007 (through June 30)	-	-	-
Total Stock Repurchases	2,172,232	$32,493	$14.96

The ratios in Table 8 indicate that the Bank remained well capitalized for regulatory compliance purposes at June 30, 2007.   The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2007	2006
($ in thousands)	June 30	December 31	June 30
Tier 1 regulatory capital	$26,797	$26,580	$24,577
Tier 2 regulatory capital	1,154	1,096	1,015
Total regulatory capital	$27,951	$27,676	$25,592
Adjusted total assets	$169,373	$167,126	$171,779
Risk-weighted assets	$93,322	$87,645	$81,877
Ratios
Tier 1 capital to total assets	15.82%	15.90%	14.31%
Tier 1 capital to risk-weighted assets	28.71%	30.33%	30.02%
Total capital to risk-weighted assets	29.95%	31.58%	31.26%
Shareholders' equity to total assets	15.88%	16.14%	14.31%

LIQUIDITY AND CAPITAL RESOURCES
The objective of liquidity management is to ensure that funds are available to meet cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank, all in the most cost-effective manner.  The Company develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process.

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first three and six months of 2007.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2007 and 2006.  The Company reported net income of $389,000 for the six months ended June 30, 2007, and generated a net cash increase of $278,000 from operations.  Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (accretion of discounts, and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data.  Table 9 illustrates some of the factors that the Company uses to measure liquidity.  The Company remains very liquid, though some liquidity is being utilized to fund loan growth.

TABLE 9. KEY LIQUIDITY INDICATORS
	2007	2006
($ in thousands)	June 30	December 31	June 30
Cash and cash equivalents	$4,169	$11,117	$16,223
Total loans	108,884	97,717	89,990
Total deposits	125,194	122,754	122,958
Deposits $100,000 and over	29,822	27,285	21,189
Ratios
Total loans to total deposits	86.98%	79.60%	73.19%
Deposits $100,000 and over to total deposits	23.82%	22.23%	17.23%

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NET INTEREST INCOME
Net interest income for the second quarter of 2007 decreased $221,000 or 13.7% compared to the second quarter of 2006.  The average balance of interest earning assets decreased 6.1% compared with the second quarter of 2006 while the average yield increased from 6.46% for the three months ended June 30, 2006 to 6.76% for the three months ended June 30, 2007.  The year-to-year decrease in net interest income can be attributed to increasing deposit costs, with $244,000 in increased interest expense on deposits attributable to the rate impact of higher deposit costs.

The Company’s net interest margin level of 3.44% in the second quarter of 2007 decreased 30 basis points from 3.74% in the same quarter in 2006.  Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the first quarter of 2007 and the second quarter of 2006 to the second quarter of 2007.

During the second quarter of 2007, interest income from earning assets was down $48,000, or 1.7%, from the second quarter of 2006.  This was primarily due to a $10.5 million reduction in average earning assets only partially being offset by a shift in asset mix from investments to loans, which on average earn a higher rate of return.  Interest income from earning assets was up $79,000, or 3.0%, from the first quarter of 2007.  This increase was due to the Company’s increased investment in loans.  The Company’s average investment in loans was up $5.4 million in the second quarter of 2007 compared to the first quarter of 2007 and average yield increased 3 basis points, resulting in a $126,000 increase in interest income.  This increase was partially offset by a $55,000 decrease in interest income from Federal funds sold and demand deposits caused by a reduction in the balances maintained in these liquid assets.

During the second quarter of 2007, interest expense increased $173,000, or 14.8%, from the second quarter of 2006.  This increase were driven by increases in deposit rates and certificates of deposit maturing and repricing into higher-yielding certificates.

The average cost on interest bearing deposits increased to 3.76% for the second quarter of 2007, from 3.61% in the first quarter of 2007 and 2.79% in the second quarter of 2006.  These changes in rates contributed $48,000 and $244,000 of increases in interest expense from the first quarter of 2007 and the second quarter of 2006, respectively.  The changes in deposit balances contributed increases of $21,000 and $38,000 of interest expense from the first quarter of 2007 and the second quarter of 2006, respectively.

Net interest income for the first six months of 2007 decreased $390,000, or 12.4%, from the first six months of 2006 on average earning assets that were $12.0 million (6.9%) lower.  Table 12 shows the components of the Company’s net interest margin for the first six months of 2007 and 2006.  Net interest margin was 3.44% for the six months ended June 30, 2007 and 3.65% for the prior year’s period.  The yield on average earning assets increased 34 basis points and the total interest cost of funding earning assets increased 70 basis points compared to the first six months of 2006.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Second Quarter 2007			First Quarter 2007			Second Quarter 2006
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 104,448	$ 1,919	7.37%	$ 99,004	1,793	7.34%	$ 86,175	$ 1,661	7.73%
U.S. Treasury securities	-	-	-	-	-	-	502	11	8.79
U.S. Agency securities	23,039	339	5.90	21,337	307	5.84	15,826	200	5.07
Mortgage-backed securities	6,323	87	5.52	3,901	57	5.93	1,952	29	5.96
Collateralized mortgage obligations	16,218	229	5.66	16,849	230	5.54	19,810	324	6.56
Mutual funds	5,808	76	5.24	10,086	128	5.15	35,895	402	4.49
Total investment in securities	51,388	731	5.70	52,173	722	5.61	73,985	966	5.24
FHLB stock	996	13	5.13	982	14	5.78	1,485	18	4.86
Federal funds sold and demand deposits	5,311	70	5.32	9,358	125	5.42	11,023	136	4.95
Total interest-earning assets	162,143	2,733	6.76%	161,517	2,654	6.66%	172,668	2,781	6.46%
NONINTEREST-EARNING ASSETS
Other assets	9,799			9,282			8,152
Allowance for loan losses	(3,729)			(3,732)			(5,713)
Total assets	$ 168,213			$ 167,067			$ 175,107

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 20,606	171	3.34%	$ 18,833	142	3.06%	$ 17,490	72	1.65%
Savings deposits	20,707	65	1.25	21,980	68	1.25	28,704	89	1.24
Time deposits	79,315	895	4.53	78,489	852	4.41	75,995	688	3.64
Total interest-bearing deposits	120,628	1,131	3.76	119,302	1,062	3.61	122,189	849	2.79
Borrowings	15,273	211	5.54	16,230	222	5.55	24,195	320	5.30
Total interest-bearing liabilities	135,901	1,342	3.96%	135,532	1,284	3.85%	146,384	1,169	3.20%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	3,946			3,330			1,974
Other liabilities	1,216			951			1,311
Shareholders' equity	27,150			27,254			25,438
Total liabilities and shareholders' equity	$ 168,213			$ 167,067			$ 175,107
Net interest income and margin		$ 1,391	3.44%		$ 1,370	3.44%		$ 1,612	3.74%
Net interest-earning assets and spread	$ 26,243		2.80%	$ 25,985		2.81%	$ 26,284		3.24%
Cost of funding interest-earning assets			3.32%			3.14%			2.66%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Second Quarter 2007 Compared to:
	First Quarter of 2007			Second Quarter of 2006
	Due to Change in		Total Increase (Decrease)	Due to Change in
($ in thousands)	Volume	Rate		Volume	Rate	Total Increase Decrease
INTEREST INCOME
Loans	$83	$43	$126	$336	$ (78)	$ 258
U.S. Treasury securities	-	-	-	(11)	-	(11)
U.S. Agency securities	25	7	32	106	33	139
Mortgage-backed securities	33	(3)	30	60	(2)	58
Collateralized mortgage obligations	(9)	8	(1)	(51)	(44)	(95)
Mutual funds	(56)	4	(52)	(394)	68	(326)
Total investment in securities	(7)	16	9	(290)	55	(235)
FHLB stock	-	(1)	(1)	(6)	1	(5)
Federal funds sold and demand deposits	(53)	(2)	(55)	(75)	9	(66)
Total interest income	23	56	79	(35)	(13)	(48)

INTEREST EXPENSE
NOW account deposits	$16	$14	$30	$26	$ 73	$ 99
Savings deposits	(4)	1	(3)	(25)	1	(24)
Time deposits	9	33	42	37	170	207
Total interest-bearing deposits	21	48	69	38	244	282
Borrowings	(13)	2	(11)	(123)	14	(109)
Total interest expense	8	50	58	(85)	258	(173)
Change in net interest income	15	6	21	50	(271)	(221)

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$101,741	$3,712	7.36%	$81,067	$3,234	8.04%
U.S. Treasury securities	-	-	-	504	17	6.80
U.S. Agency securities	22,193	646	5.87	10,988	278	5.10
Mortgage-backed securities	5,119	144	5.67	1,022	30	5.92
Collateralized mortgage obligations	16,532	459	5.60	20,737	629	6.12
Mutual funds	7,323	204	5.18	42,420	913	4.34
FHLMC stock	-	-		-	-
Total investment in securities	51,778	1,453	5.65	75,671	1,867	4.98
FHLB stock	989	27	5.45	1,659	38	4.62
Federal funds sold and demand deposits	7,323	195	5.38	15,464	354	4.62
Total interest-earning assets	161,831	5,387	6.71%	173,861	5,493	6.37%
NONINTEREST-EARNING ASSETS
Other assets	9,542			8,344
Allowance for loan losses	(3,730)			(5,713)
Total assets	$167,643			$176,492

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$19,724	$313	3.20%	$14,645	$119	1.64%
Savings deposits	21,340	133	1.25	29,913	185	1.25
Time deposits	78,904	1,748	4.47	76,168	1,337	3.54
Total interest-bearing deposits	119,968	2,194	2.74	120,726	1,641	2.74
Borrowings	15,749	433	5.54	26,872	701	5.26
Total interest-bearing liabilities	135,717	2,627	3.90%	147,598	2,342	3.20%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	3,640			2,029
Other liabilities	1,084			1,419
Shareholders' equity	27,202			25,446
Total liabilities and shareholders' equity	$167,643			$176,492
Net interest income and margin		$2,760	3.44%		$3,150	3.65%
Net interest-earning assets and spread	$26,263		2.81%	$26,263		3.17%
Cost of funding interest-earning assets			3.23%			2.72%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Six Months 2006 Compared to:
	First Six Months of 2005
	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate
INTEREST INCOME (LOSS)
Loans	$754	$(276)	$ 478
U.S. Treasury securities	(17)	-	(17)
U.S. Agency securities	326	42	368
Mortgage-backed securities	115	(1)	114
Collateralized mortgage obligations	(117)	(53)	(170)
Mutual funds	(978)	269	(709)
Total investment in securities	(671)	257	(414)
FHLB stock	(18)	7	(11)
Federal funds sold and demand deposits	(217)	58	(159)
Total interest income (loss)	(152)	46	(106)

INTEREST EXPENSE
NOW account deposits	$81	$113	$ 194
Savings deposits	(53)	1	(52)
Time deposits	61	349	410
Total interest-bearing deposits	89	463	552
Borrowings	(306)	38	(268)
Total interest expense	(217)	501	284
Change in net interest income	65	(455)	(390)

PROVISION FOR LOAN LOSSES
The Company made a reversal of $300,000 of its provision for loan losses in the second quarter of 2007 due to the ongoing improvement in credit quality as the Company’s borrowers continue to recover from the impact of Hurricane Katrina.  The Company made no provision for losses in the first or second quarter of 2006 or first quarter of 2007.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income increased $96,000 for the second quarter of 2007 compared to the same time period in 2006 and increased $117,000 for the first six months of 2007 compared to the first six months of 2006.  The increase was primarily due to losses from the sale of securities which totaled $76,000 and $92,000 in the first three and six months of 2006.  There were no losses on security sales in the three and six months ended June 30, 2007.  The major categories of non-interest income for the three and six months ended June 30, 2007 and 2006 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2007	June 30, 2006	Percentage Increase (Decrease)	June 30, 2007	June 30, 2006	Percentage Increase (Decrease)
Service charges on deposit accounts	$6	$3	100%	$10	$6	67%
ATM fees	3	1	200	4	2	100
Early closing penalties	2	1	100	6	3	100
Income from real estate held for investment	13	13	-	26	26	-
Gain on Sales of Mortgage Loans	18	-	(a)	22	-	(a)
Miscellaneous	1	5	(80)	4	10	(60)
Total noninterest income before securities transactions	43	23	87	72	47	53
Securities transactions	-	(76)	(a)	-	(92)	(a)
Total noninterest income	$43	$(53)	(a)	$72	$(45)	(a)
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the second quarter of 2007 totaled $1.3 million, a $127,000 (11%) increase from the second quarter of 2006.    For the first six months of 2007, non-interest expenses were $2.6 million, a $271,000 (12%) increase from 2006.    Non-interest expense for the three and six months ended June 30, 2007 and 2006 are presented in Table 15 below.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2007	June 30, 2006	Percentage Increase (Decrease)	June 30, 2007	June 30, 2006	Percentage Increase (Decrease)
Employee compensation	$583	$522	12%	$1,129	$997	13%
Employee benefits	234	262	(11)	481	513	(6)
Total personnel expense	817	784	4	1,610	1,510	7
Net occupancy expense	152	127	20	288	249	16
Ad Valorem taxes	64	33	94	129	116	11
Data processing costs	67	51	31	138	102	35
Advertising	23	7	229	44	21	110
ATM server expenses	11	6	83	17	12	42
Professional fees	51	65	(22)	100	99	1
Deposit insurance and supervisory fees	26	25	4	53	49	8
Printing and office supplies	30	31	(3)	60	59	2
Telephone	18	9	100	32	22	45
Dues and subscriptions	27	17	59	52	33	58
Other operating expenses	28	32	(13)	67	47	42
Total non-interest expense	$1,314	$1,187	11%	$2,590	$2,319	12
Efficiency Ratio	91.67%	73.57%		91.44%	73.59%

Personnel costs, which represent the largest component of non-interest expense, increased $33,000, or 4% to $817,000 in the second quarter of 2007 compared to $784,000 in the second quarter of 2006.  The increase relates to the hiring of additional personnel as the Company continues to expand its operational capacity.  Personnel costs increased $100,000, or 7%, to $1.6 million for the first six months of 2007 which is consistent with the Company’s increase in headcount as it continues to add service capacity.

Occupancy expense increased $25,000, or 20%, in the second quarter of 2007 compared with the same period in 2006 and increased $39,000, or 16% for the first six months of 2007 compared with the first six months of 2006.  This is the result of increases in utilities, maintenance and repairs, and insurance, as well as the conversion of our Ponchatoula location from a loan production office to a full-service bank branch.

Ad valorem taxes increased $31,000, or 94% in the second quarter of 2007 compared to the second quarter of 2006 and increased $13,000, or 11% for the first half of 2007 compared to the first half of 2006.  The Bank had unusually low ad valorem tax expense in 2006 due to an overaccrual in 2005 because of Hurricane Katrina.  The level of taxes in 2007 is normal and consistent with historical figures.

Data processing costs increased $16,000, or 31% the second quarter of 2007 compared to the same period for 2006 and $36,000, or 35% for the first half of 2007 compared to the first half of 2006.  The increase relates to increases in the fee structure of the Bank’s third-party processor, increased customer transaction volume and additions of and enhancements to technology-driven product offerings.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2007.  Management believes there have been no material changes in the Company’s market risk since December 31, 2006.

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

GS FINANCIAL CORP.

Date:	August 14, 2007	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	August 14, 2007	By:	/s/ J. Andrew Bower
J. Andrew Bower Chief Financial Officer