Form 10QSB
period 2007-09-30
GS FINANCIAL CORP
filed 2007-11-14
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2007	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Small Business Issuer as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
3798 Veterans Blvd.
Metairie, LA 70002
(Address of Principal Executive Offices)
(504) 457-6220
(Issuer's Telephone Number)
Not applicable Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2007
Common Stock, par value $.01 per share	1,264,453 shares

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes   ☐                   No ☒

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	9/30/2007 (Unaudited)	12/31/2006 (Audited)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$2,302	$1,893
Interest-Bearing Deposits from Other Banks	4,482	6,544
Federal Funds Sold	550	2,680
Total Cash and Cash Equivalents	7,334	11,117
Securities Available-for-Sale, at Fair Value	50,128	55,090
Loans, Net	109,845	93,987
Accrued Interest Receivable	1,832	2,004
Premises & Equipment, Net	5,716	3,578
Stock in Federal Home Loan Bank, at Cost	1,022	982
Foreclosed Assets	-	-
Real Estate Held-for-Investment, Net	453	464
Other Assets	938	1,158
Total Assets	$177,268	$168,380

LIABILITIES
Deposits
Interest-Bearing Deposits	$125,893	$119,364
Non-interest-Bearing Deposits	5,514	3,390
Total Deposits	131,407	122,754
FHLB Advances	17,414	17,042
Other Liabilities	1,140	1,420
Total Liabilities	149,961	141,216

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,701	34,701
Unearned RRP Trust Stock	(523)	(523)
Treasury Stock (2,172,232 shares at September 30, 2007 and December 31, 2006)	(32,493)	(32,493)
Retained Earnings	25,832	25,764
Accumulated Other Comprehensive Loss	(244)	(319)
Total Stockholders' Equity	27,307	27,164
Total Liabilities & Stockholders' Equity	$177,268	$168,380
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share data)	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$2,092	$1,784	$5,804	$5,018
Investment Securities	707	855	2,160	2,722
Other Interest Income	62	161	284	554
Total Interest and Dividend Income	2,861	2,800	8,248	8,294

INTEREST EXPENSE
Deposits	1,211	967	3,405	2,610
Advances from Federal Home Loan Bank	237	295	670	996
Interest Expense	1,448	1,262	4,075	3,606

NET INTEREST INCOME	1,413	1,538	4,173	4,688
PROVISION (REVERSAL) FOR LOAN LOSSES	-	(1,981)	(300)	(1,981)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,413	3,519	4,473	6,669

NON-INTEREST EXPENSE
Salaries and Employee Benefits	866	835	2,476	2,345
Occupancy Expense	179	148	467	397
Other Expenses	396	278	1,088	838
Total Non-Interest Expense	1,441	1,261	4,031	3,580
NET INCOME (LOSS) BEFORE NON-INTEREST INCOME AND INCOME TAXES	(28)	2,258	442	3,089

NON-INTEREST INCOME
Net (Loss) on Available-for-Sale Securities	-	-	-	(92)
Other Income	109	31	181	78
Total Non-Interest Income (Loss)	109	31	181	(14)

INCOME BEFORE INCOME TAXES	81	2,289	623	3,075
INCOME TAX EXPENSE	12	779	165	1,046
NET INCOME	$69	$1,510	$458	$2,029

EARNINGS PER SHARE
Basic	$0.06	$1.25	$0.37	$1.67
Diluted	$0.06	$1.24	$0.36	$1.67
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2005	$34	$34,565	$(32,193)	$(239)	$(698)	$24,257	$(198)	$25,407
Comprehensive Income:
Net Income	-	-	-	-	-	2,029	-	2,029
Other Comprehensive Income (Loss)	-	-	-	-	-	-	-	-
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	-	(173)	(173)
Total Comprehensive Income (Loss)	-	-	-	-	-	2,029	(173)	1,856
Distribution of RRP Stock	-	-	-	-	1	-	-	1
ESOP Compensation Earned	-	159	-	139	-	-	-	298
Purchase of Treasury Stock	-	-	(300)	-	-	-	-	(300)
Dividends Declared	-	-	-	-	-	(364)	-	(364)
Balances at September 30, 2006	$34	$34,724	$(32,493)	$(100)	$(697)	$25,922	(371)	27,019

Balances At December 31, 2006	$34	$34,701	$(32,493)	$-	$(523)	$25,764	$(319)	$27,164
Comprehensive Income:
Net Income	-	-	-	-	-	458	-	458
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	75	75
Total Comprehensive Income	-	-	-	-	-	458	75	533
Distribution of RRP Stock	-	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	-	(390)	-	(390)
Balances at September 30, 2007	$34	$34,701	$(32,493)	$-	$(523)	$25,832	$(244)	$27,307
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$458	$2,029
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	157	126
Discount Accretion Net of Premium Amortization	10	(22)
Provision (Reversal) for Loan Losses	(300)	(1,981)
Non-Cash Dividend - FHLB Stock	(40)	(39)
Net Loan Fees	23	-
ESOP Shares Expense	-	292
RRP Expense	91	89
Loss on Sale of Investments	-	87
Deferred Income Tax Provision	-	699
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accrued Interest Receivable	172	(203)
Decrease in Prepaid Income Taxes	165	-
Increase in Other Assets	(385)	(87)
Decrease in Accrued Interest - FHLB Advances	-	29
Increase (Decrease) in Other Liabilities	126	(175)
Net Cash Provided by Operating Activities	477	844

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	8,184	12,413
Proceeds from Sales of Investment Securities	-	2,000
Purchases (sales) of Investment Securities	(8,118)	(30,043)
Investment in Mutual Funds, Net	5,000	32,474
Loan Originations and Principal Collections, Net	(24,268)	(19,996)
Proceeds from Sale of Mortgage Loans	8,653	-
Purchases of Premises and Equipment	(2,284)	(1,347)
Proceeds from Sale of FHLB Stock	-	508
Net Cash Used in Investing Activities	(12,833)	(3,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	-	(300)
Increase (Decrease) in Advances from Federal Home Loan Bank	372	(13,730)
Payment of Cash Stock Dividends	(380)	(364)
Increase in Deposits	8,417	7,159
Decrease (Increase) in Deposits for Escrows	164	(118)
Net Cash Provided by (Used In) Financing Activities	8,573	(7,353)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,783)	(10,500)
CASH AND CASH EQUIVALENTS – Beginning of Period	11,117	22,555
CASH AND CASH EQUIVALENTS - End of Period	$7,334	$12,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	$4,075	$3,696
Income Taxes	-	-
Loans Transferred to Foreclosed Real Estate During the Period	-	-
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
Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-QSB.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.  These unaudited financial statements should be read in conjunction with the Company’s 2006 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2007	2006	2007	2006
Numerator:
Net Income	$69	$1,510	$458	$2,029
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$69	$1,510	$458	$2,029
Denominator
Weighted-Average Shares Outstanding	1,234,453	1,208,214	1,234,453	1,213,182
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	22,857	14,330	32,964	(3,821)
Denominator for Diluted Earnings Per Share	1,257,310	1,222,544	1,267,417	1,209,361
Earnings Per Share
Basic	$0.06	$1.25	$0.37	$1.67
Diluted	0.06	1.24	0.36	1.67
Cash Dividends Per Share	$0.10	$0.10	$0.30	$0.30

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006.  Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the ESOP and 401(k) plan was $25,000 and $128,000 for the three and nine month periods ended September 30, 2007, respectively, compared to $100,000 and $292,000 for the same time periods ended September 30, 2006.

NOTE 4 – STOCK OPTION PLAN

On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees.  Under this plan, 343,850 shares of common stock were reserved for issuance pursuant to the exercise of stock options, of which 275,076 shares were fully vested and exercisable as of September 30, 2007.  The Stock Option Plan expired on August 14, 2007 and no further options are available for grant under the plan.

During 2005, the Company adopted SFAS No. 123(R) which replaced SFAS No. 123 and superseded APB Opinion No. 25.  Because all of the options that have been granted have vested there was no impact on net income and earnings per share for the three month periods ended September 30, 2007 and 2006.  See subsequent event footnote on page 22 for additional discussion.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the stockholders approved the adoption of the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of September 30, 2007 of the 125,028 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 109,223 had been earned and issued.  Compensation expense related to the RRP was $30,000 and $91,000 for the three and nine month periods ended September 30, 2007, respectively, compared to $32,000 and $95,000 for the same time periods ended September 30, 2006.  The RRP terminated on August 14, 2007 and no further awards are available for grant under the plan.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
	Three Months Ended			Nine Months Ended
($ in thousands, except per share data)	September 30, 2007	June 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
SUMMARY OF INCOME
Interest Income	$2,861	$2,733	$2,800	$8,248	$8,294
Interest Expense	1,448	1,342	1,262	4,075	3,606
Net Interest Income	1,413	1,391	1,538	4,173	4,688
Provision (Reversal) for Loan Losses	-	(300)	(1,981)	(300)	(1,981)
Net Interest Income After Provision for Loan Losses	1,413	1,691	3,519	4,473	6,669
Non-Interest Income (Loss)	109	43	31	181	(14)
Non-Interest Expense	1,441	1,314	1,261	4,031	3,580
Net Income Before Taxes	81	420	2,289	623	3,075
Income Tax Expense	12	127	779	165	1,046
Net Income	69	293	1,510	458	2,029
SELECTED BALANCE SHEET DATA
Total Assets	$177,268	$169,924	$172,412
Loans Receivable, Net	109,845	105,466	89,874
Investment Securities	50,128	50,852	62,209
Deposit Accounts	131,407	125,194	126,152
Borrowings	17,414	16,817	18,376
Stockholders' Equity	27,307	26,986	27,019
SELECTED AVERAGE BALANCES
Total Assets	$173,891	$168,213	$171,772	$169,749	$174,902
Loans Receivable, Net	107,842	100,720	86,144	98,009	78,990
Investment Securities	50,380	51,388	64,696	51,778	75,695
Deposit Accounts	128,440	124,580	123,639	125,234	123,062
Borrowings	17,056	15,273	21,679	16,189	25,122
Stockholders’ Equity	27,202	27,150	25,521	27,185	25,471
KEY RATIOS (1)
Return on average assets	0.16%	0.70%	3.49%	0.36%	1.55%
Return on average shareholders' equity	1.02%	4.33%	23.49%	2.25%	10.66%
Net interest margin	3.38%	3.50%	3.61%	3.42%	3.63%
Average loans to average deposits	86.63%	83.84%	74.28%	83.47%	68.82%
Average interest-earning assets to interest-bearing liabilities	117.27%	119.31%	115.43%	118.61%	117.00%
Efficiency ratio	94.68%	91.67%	79.16%	92.58%	73.81%
Non-interest expense to average assets	3.29%	3.13%	2.93%	3.17%	2.73%
Allowance for loan losses to total loans	3.03%	3.15%	3.99%
Stockholders' equity to total assets	15.40%	15.88%	15.67%
COMMON SHARE DATA
Earnings Per Share
Basic	$0.06	$0.24	$1.25	$0.37	$1.67
Diluted	0.06	0.23	1.24	0.36	1.67
Dividends Paid Per Share	0.10	0.10	0.10	0.30	0.30
Book Value Per Share	22.12	20.97	22.50
Average Shares Outstanding
Basic	1,234,453	1,234,453	1,208,214	1,234,453	1,213,182
Diluted	1,257,310	1,272,842	1,222,544	1,267,417	1,213,182
(1)  Amounts are annualized where appropriate

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first nine months of 2007 and 2006.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”).  Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association.  The subsidiary had its name legally changed but remains a state-charted savings association.  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-QSB, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2006 annual report on Form 10-K.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans increased $15.5 million, or 15.9%, from year-end 2006 to the end of the third quarter of 2007.  Average loans for the third quarter of 2007 were $111.3 million, up $19.4 million (21.2%) compared to the third quarter of 2006.  Year-to-date average loans at September 30, 2007 totaled $104.5 million, up $20.0 million (23.7%) from the same time period in 2006. Table 1, which is based on regulatory reporting codes, shows loan balances at September 30, 2007 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2007			2006
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Real estate loans – residential	$ 58,885	$ 55,282	$ 51,056	$ 48,610	$ 46,285
Real estate loans - commercial and other	43,528	42,822	40,019	36,896	34,345
Real estate loans - construction	7,392	7,859	7,120	9,089	10,257
Consumer loans	668	658	676	677	744
Commercial business loans	2,779	2,264	2,306	2,445	2,071
Total Loans	$ 113,252	$ 108,885	$ 101,177	$ 97,717	$ 93,702
Average Total Loans During Period	$ 111,274	$ 104,448	$ 99,004	$ 95,649	$ 91,846

The Bank has hired three experienced commercial loan officers, a mortgage banking manager and a residential loan officer since the beginning of 2006.  The loan growth since the beginning of 2006 reflects the start of an economic recovery in the Bank’s market area subsequent to Hurricane Katrina and the efforts of the new loan officers.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At September 30, 2007 the allowance for loan losses was $3.4 million, or 3.03% of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.  Reductions in the allowance were taken in the second quarter of 2007 and in the third quarter of 2006 to reflect improvements in the quality of the loan portfolio as borrowers have exceeded management’s initial expectations in meeting their obligations subsequent to Hurricane Katrina.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2007			2006
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning Balance	$3,432	$3,732	$3,732	$3,732	$5,713
Provision for Losses	-	(300)	-	-	(1,981)
Loans Charged Off	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$3,432	$3,432	$3,732	$3,732	$3,732
Ratios
Charge-offs to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	3.03%	3.15%	3.69%	3.82%	3.99%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at September 30, 2007 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on non-accrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2007			2006
($ in thousands)	September 30	June 30	March 31	December 31	September 30
30-89 Days	$4,054	$2,577	$1,234	$1,379	$642
90+ Days	990	502	335	179	491
Total	$5,044	$3,079	$1,569	$1,558	$1,133
Ratios
Loans delinquent 90 days to total loans	0.87%	0.46%	0.33%	0.18%	0.52%
Total delinquent loans to total loans	4.45%	2.83%	1.55%	1.59%	1.21%
Allowance for loan losses to 90+ day delinquent loans	346.67%	683.67%	1,114.03%	2,084.92%	760.08%
Allowance for loan losses to total delinquent loans	68.04%	111.46%	237.86%	239.54%	329.39%

TABLE 4. NONPERFORMING ASSETS
	2007			2006
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Loans accounted for on a nonaccrual basis	$1,310	$502	$335	$179	$491
Foreclosed assets	-	-	-	-	-
Total nonperforming assets	$1,310	$502	$335	$179	$491
Ratios
Nonperforming assets to loans plus foreclosed assets	1.16%	0.46%	0.33%	0.18%	0.52%
Nonperforming assets to total assets	0.74%	0.30%	0.20%	0.11%	0.28%
Allowance for loan losses to nonperforming assets	261.98%	683.67%	1,114.03%	2,084.92%	760.08%

INVESTMENT IN SECURITIES
At September 30, 2007, the Company’s total securities available-for-sale were $50.1 million, compared to $55.1 million at December 31, 2006 and $62.2 million at September 30, 2006.   The reductions in the investment portfolio have been to provide liquidity to fund loan growth.

At September 30, 2007, the net unrealized losses on the Company’s entire securities portfolio was $370,000 or 0.73% of amortized cost, compared to net unrealized losses of $477,000, or 0.86% of amortized cost at December 31, 2006.  These losses consist primarily of losses on collateralized mortgage obligations and agency securities as rises in long-term interest rates over recent periods have most adversely affected longer-term investments with fixed coupon payments.  Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	September 30, 2007		December 31, 2006		September 30, 2006
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Agency Securities	$23,487	$23,341	$23,485	$23,326	$23,439	$23,343
Mortgage Backed Securities	5,935	5,947	3,764	3,791	3,918	3,937
Collateralized Mortgage Obligations	15,240	15,060	17,486	17,173	18,567	18,109
Mutual funds	5,836	5,780	10,832	10,800	16,834	16,820
Total Investments	$50,498	$50,128	$55,567	$55,090	$62,758	$62,209

DEPOSITS
At September 30, 2007, deposits were 7.0%, or $8.7 million, above the level at December 31, 2006 and up $5.2 million, or 4.2% from the level at the end of the third quarter of 2006.  Average deposits totaled $128.4 million in the third quarter of 2007, up $3.9 million (3.1%) from the second quarter of 2007 and up $7.2 million (5.9%) from the third quarter of 2006.

Table 6 presents the composition of average deposits for the quarters ended September 30, 2007, June 30, 2007 and September 30, 2006.

TABLE 6. DEPOSIT COMPOSITION
	Third Quarter 2007		Second Quarter 2007		Third Quarter 2006
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$4,340	3.4%	$3,952	3.2%	$1,453	1.2%
NOW account deposits	23,821	18.5	20,606	16.5	7,093	5.8
Savings deposits	19,783	15.4	20,707	16.6	29,439	24.3
Time deposits	80,496	62.7	79,315	63.7	83,268	68.7
Total	$128,440	100.0%	$124,580	100.0%	$121,253	100.0%

BORROWINGS
At September 30, 2007, the Company’s borrowings from the Federal Home Loan Bank increased $372,000, or 2.2%, from December 31, 2006 and decreased $962,000, or 5.2%, from September 30, 2006.  Average advances for the third quarter of 2007 were $17.1 million, an increase of $1.8 million, or 11.8%, from the second quarter of 2007 and a decrease of $4.6 million, or 21.2%, from the prior year’s third quarter.  The decreases were due to regularly scheduled principal payments that were offset by new borrowings during the second and third quarters of 2007.  The Company borrowed $2.0 million in the third quarter of 2007 and $2.5 million in the second quarter of 2007 as a funding source for loan growth.  The Company may borrow in the future as a potential liquidity funding source.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At September 30, 2007, stockholders’ equity totaled $27.3 million, an increase of $143,000 from December 31, 2006.  This increase was due to net income of $458,000 and unrealized net securities gains of $75,000 being partially offset by cash dividends paid of $390,000.

Since 1998, the Company has been regularly repurchasing shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  Due to the highly capitalized condition of the Company, management believed in the past that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  Table 7 summarizes the share repurchases of its common stock by year.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$8,324	$16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.70
2005	3,907	74	19.06
2006	17,763	300	16.87
2007	-	-	-
Total Stock Repurchases	2,172,232	$32,493	$14.96

The ratios in Table 8 indicate that the Bank remained well capitalized for regulatory compliance purposes at September 30, 2007.   The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2007	2006
($ in thousands)	September 30	December 31	September 30
Tier 1 regulatory capital	$26,579	$26,580	$26,218
Tier 2 regulatory capital	1,243	1,096	1,044
Total regulatory capital	$27,822	$27,676	$27,262
Adjusted total assets	$176,191	$167,126	$171,531
Risk-weighted assets	$99,462	$87,645	$83,529
Ratios
Tier 1 capital to total assets	15.09%	15.90%	15.28%
Tier 1 capital to risk-weighted assets	26.72%	30.33%	31.39%
Total capital to risk-weighted assets	27.97%	31.58%	32.64%
Shareholders' equity to total assets	15.09%	15.90%	15.28%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first three and nine months of 2007.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2007 and 2006.  The Company reported net income of $458,000 for the nine months ended September 30, 2007, and generated a net cash increase of $477,000 from operations.  Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (accretion of discounts, and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data.  Table 9 illustrates some of the factors that the Company uses to measure liquidity.  The Company remains very liquid, though some liquidity is being utilized to fund loan growth.
TABLE 9. KEY LIQUIDITY INDICATORS
	2007	2006
($ in thousands)	September 30	December 31	September 30
Cash and cash equivalents	$7,334	$11,117	$12,055
Total loans	113,252	97,717	93,702
Total deposits	131,407	122,754	126,152
Deposits $100,000 and over	33,936	27,285	27,430
Ratios
Total loans to total deposits	86.18%	79.60%	74.28%
Deposits $100,000 and over to total deposits	25.82%	22.23%	21.74%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the third quarter of 2007 increased $22,000, or 1.6%, from the second quarter of 2007, with increases in earning assets and a 5 basis point increase in yield partially offset by an increase in average balances of liabilities and a 9 basis point increase in cost of funds.  Third quarter net interest income for 2007 was down $125,000 or 8.1%, on average earning assets that were down 1.2% compared with the third quarter of 2006.  The year-to-year decrease in net interest income can be attributed to increasing deposit costs of 71 basis points, with $181,000 in increased interest expense on deposits attributable to the rate impact of higher deposit costs.

The Company’s net interest margin level of 3.38% in the third quarter of 2007 was down 6 basis points from the margin during the second quarter of 2007 and down 24 basis points from the same quarter in 2006.  This margin compression is consistent with what is being experienced throughout the banking industry.  Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the second quarter of 2007 and the third quarter of 2006.

During the third quarter of 2007, interest income from earning assets was up $128,000, or 4.7%, from the second quarter of 2007.  This increase was due to the Company’s increased investment in loans.  The Company’s average investment in loans was up $6.8 million in the third quarter of 2007 compared to the second quarter of 2007 and average yield increased 9 basis points, resulting in a $174,000 increase in interest income.  This increase was partially offset by a $24,000 decrease in investment income due to reduced balances from paydowns on the mortgages underlying certain securities and a $22,000 decrease in interest income from Federal funds sold and demand deposits caused by a reduction in the balances maintained in these liquid assets.  Interest income from earning assets was up $61,000, or 2.2%, from the third quarter of 2006, again due to the increased investment in loans.

During the third quarter of 2007, interest expense increased $106,000, or 7.9%, from the second quarter of 2007 and increased $186,000, or 14.7%, from the third quarter of 2006.  These increases were driven by increases in deposit rates and certificates of deposit maturing and repricing into higher-yielding certificates.  The Bank has been able to reduce deposit rates late in the third quarter and early in the fourth quarter of 2007 in conjunction with Federal Reserve rate cuts and expects to reverse the upward trend in interest expense.  The easing of market interest rates by the Federal Reserve towards the end of the third quarter of 2007 had only a limited impact on the net interest margin for the third quarter of 2007.

The average cost on interest bearing deposits increased to 3.87% for the third quarter of 2007, from 3.76% in the second quarter of 2007 and 3.16% in the third quarter of 2006.  These changes in rates contributed $42,000 and $181,000 of increases in interest expense from the second quarter of 2007 and the third quarter of 2006, respectively.  The changes in deposit balances contributed increases of $38,000 and $62,000 of interest expense from the second quarter of 2007 and the third quarter of 2006, respectively.

Net interest income for the first nine months of 2007 decreased $515,000, or 11.0%, from the first nine months of 2006 on average earning assets that were $8.4 million (4.9%) lower.  Table 12 shows the components of the Company’s net interest margin for the first nine months of 2007 and 2006.  Net interest margin was 3.42% for the nine months ended September 30, 2007 and 3.65% for the prior year’s period.  The yield on average earning assets increased 31 basis points and the total cost of funding earning assets increased 66 basis points compared to the first nine months of 2006.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Third Quarter 2007			Second Quarter 2007			Third Quarter 2006
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$111,274	$2,092	7.46%	$104,448	$1,919	7.37%	$91,835	$1,784	7.71%
U.S. Treasury securities	-	-	-	-	-	-	87	1	6.17
U.S. Agency securities	23,031	343	5.91	23,039	339	5.90	20,858	273	5.19
Mortgage-backed securities	6,258	94	5.93	6,323	87	5.52	4,018	81	7.98
Collateralized mortgage obligations	15,304	193	5.06	16,218	229	5.66	18,389	235	5.07
Mutual funds	5,787	77	5.28	5,808	76	5.24	21,344	265	4.92
Total investment in securities	50,380	707	5.57	51,388	731	5.70	64,696	855	5.24
FHLB stock	1,009	13	5.13	996	13	5.13	1,346	18	5.35
Federal funds sold and demand deposits	3,873	49	5.32	5,311	70	5.32	10,687	143	5.33
Total interest-earning assets	166,536	2,861	6.81%	162,143	2,733	6.76%	168,564	2,800	6.59%
NONINTEREST-EARNING ASSETS
Other assets	10,787			9,799			8,889
Allowance for loan losses	(3,432)			(3,729)			(5,691)
Total assets	$173,891			$168,213			$171,762

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$23,820	198	3.30%	$20,606	171	3.34%	$19,510	123	2.51%
Savings deposits	19,783	62	1.25	20,707	65	1.25	25,433	80	1.25
Time deposits	80,496	951	4.69	79,315	895	4.53	76,743	764	3.95
Total interest-bearing deposits	124,099	1,211	3.87	120,628	1,131	3.76	121,686	967	3.16
Borrowings	17,056	237	5.52	15,273	211	5.54	21,679	293	5.37
Total interest-bearing liabilities	141,155	1,448	4.05%	135,901	1,342	3.96%	143,365	1,262	3.49%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	4,340			3,946			1,453
Other liabilities	1,244			1,216			521
Shareholders' equity	27,152			27,150			28,934
Total liabilities and shareholders' equity	$173,891			$168,213			$185,447
Net interest income and margin		$1,413	3.38%		$1,391	3.44%		$1,539	3.62%
Net interest-earning assets and spread	$25,381		2.76%	$26,243		2.80%	$25,199		3.10%
Cost of funding interest-earning assets			3.47%			3.32%			2.97%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Third Quarter 2007 Compared to:
	Second Quarter of 2007			Third Quarter of 2006
	Due to Change in		Total Increase (Decrease)	Due to Change in			Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume		Rate
INTEREST INCOME
Loans	$128	$46	$174	$366	$ (57)	$ 309
U.S. Treasury securities	-	-	-	(1)	-	(1)
U.S. Agency securities	-	4	4	32	38	70
Mortgage-backed securities	(1)	8	7	34	(21)	13
Collateralized mortgage obligations	(12)	(24)	(36)	(45)	3	(42)
Mutual funds	-	1	1	(207)	19	(188)
Total investment in securities	(13)	(11)	(24)	(187)	39	(148)
FHLB stock	-	-	-	(4)	(1)	(5)
Federal funds sold and demand deposits	(18)	(4)	(22)	(84)	(11)	(95)
Total interest income	97	31	128	91	(30)	61

INTEREST EXPENSE
NOW account deposits	$27	$-	$27	$36	$ 39	$ 75
Savings deposits	(3)	-	(3)	(18)	-	(18)
Time deposits	14	42	56	44	142	186
Total interest-bearing deposits	38	42	80	62	181	243
Borrowings	25	1	26	(99)	43	(56)
Total interest expense	63	43	106	(37)	224	(187)
Change in net interest income	34	(12)	22	128	(254)	(126)

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$104,530	$5,804	7.36%	$84,532	$5,018	7.94%
U.S. Treasury securities	-	-	-	364	19	6.85
U.S. Agency securities	22,475	989	5.88	14,345	551	5.14
Mortgage-backed securities	5,503	218	5.30	2,035	111	7.29
Collateralized mortgage obligations	16,118	672	5.57	19,943	863	5.79
Mutual funds	7,221	281	5.21	35,296	1,178	4.46
Total investment in securities	51,307	2,160	5.63	71,983	2,722	5.06
FHLB stock	996	40	5.37	1,552	57	4.91
Federal funds sold and demand deposits	6,256	244	5.21	13,384	497	4.80
Total interest-earning assets	163,089	8,248	6.76%	171,451	8,294	6.45%
NONINTEREST-EARNING ASSETS
Other assets	10,290			9,098
Allowance for loan losses	(3,630)			(5,647)
Total assets	$169,749			$174,902

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$20,839	$531	3.41%	$16,295	$242	1.99%
Savings deposits	20,946	195	1.25	28,398	266	1.25
Time deposits	79,521	2,679	4.50	76,368	2,102	3.68
Total interest-bearing deposits	121,306	3,405	3.75	121,061	2,610	2.88
Borrowings	16,189	670	5.53	25,101	996	5.31
Total interest-bearing liabilities	137,495	4,075	3.96%	146,162	3,606	3.30%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	3,640			1,953
Other liabilities	1,412			1,313
Shareholders' equity	27,202			25,474
Total liabilities and shareholders' equity	$169,749			$174,902
Net interest income and margin		$4,173	3.42%		$4,688	3.65%
Net interest-earning assets and spread	$26,263		2.80%	$25,737		3.15%
Cost of funding interest-earning assets			3.34%			2.80%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Nine Months 2007 Compared to:
	First Nine Months of 2006
	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate
INTEREST INCOME (LOSS)
Loans	$1,110	$(324)	$ 786
U.S. Treasury securities	(19)	-	(19)
U.S. Agency securities	358	80	438
Mortgage-backed securities	137	(30)	107
Collateralized mortgage obligations	(159)	(32)	(191)
Mutual funds	(1,093)	196	(897)
Total investment in securities	(776)	214	(562)
FHLB stock	(22)	5	(17)
Federal funds sold and demand deposits	(278)	25	(253)
Total interest income (loss)	34	(80)	(46)

INTEREST EXPENSE
NOW account deposits	$116	$173	$ 289
Savings deposits	(162)	91	(71)
Time deposits	106	471	577
Total interest-bearing deposits	60	735	795
Borrowings	(369)	43	(326)
Total interest expense	(309)	778	469
Change in net interest income	343	(858)	(515)

PROVISION FOR LOAN LOSSES
The Company made no provision for losses in the third or first quarter of 2007.  The Company made a reversal of $300,000 of its provision for loan losses in the second quarter of 2007 due to improvement in credit quality as the Company’s borrowers continue to recover from the impact of Hurricane Katrina.  In the third quarter of 2006 the Company also made a reversal of its provision for loan losses of $1,981,000.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income, excluding securities transactions, increased $78,000 for the third quarter of 2007 compared to the same time period in 2006 and increased $103,000 for the first nine months of 2007 compared to the first nine months of 2006, primarily due to the sale of mortgage loans on the secondary market, an activity the Bank did not commence until the fourth quarter of 2006.  Losses from the sale of securities totaled $92,000 in the first nine months of 2006.  There were no security sales in the first nine months of 2007.  The major categories of non-interest income for the three and nine months ended September 30, 2007 and 2006 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Nine Months Ended
($ in thousands)	Septmber 30, 2007	September 30, 2006	Percentage Increase (Decrease)	September 30, 2007	September 30, 2006	Percentage Increase (Decrease)
Service charges on deposit accounts	$6	$4	50%	$16	$10	60%
ATM fees	2	1	100	6	3	100
Early closing penalties	4	10	(60)	10	13	(23)
Income from real estate held for investment	13	13	-	39	39	-
Gain on sales of mortgage loans	82	-	(a)	104	-	(a)
Miscellaneous	2	3	(33)	6	13	(54)
Total noninterest income before securities transactions	109	31	252	181	78	132
Securities transactions	-	-	(a)	-	(92)	(a)
Total noninterest income	$109	$31	252	$181	$(14)	(a)
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the third quarter of 2007 totaled $1.4 million, a $180,000 (14.3%) increase from the third quarter of 2006.    For the first nine months of 2007, non-interest expenses were $4.0 million, a $451,000 (12.6%) increase from 2006.    Non-interest expense for the three and nine months ended September 30, 2007 and 2006 are presented in Table 15 below.

The increases in non-interest expense have been part of management’s long-term business plan, which involves converting the Bank’s operations from that of a traditional thrift to that of a full-service community bank.  Management believes that it has nearly completed putting the infrastructure, including personnel, products, systems and locations in place to successfully operate as a community bank.  Expense growth should slow or even reverse in coming months, while revenues are expected to continue to increase as the bank has the resources to continue to attract new business.
TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2007	September 30, 2006	Percentage Increase (Decrease)	September 30, 2007	September 30, 2006	Percentage Increase (Decrease)
Employee compensation	$667	$607	10%	$1,797	$1,604	12%
Employee benefits	199	228	(13)	679	741	(8)
Total personnel expense	866	835	4	2,476	2,345	6
Net occupancy expense	179	148	21	467	397	18
Ad valorem taxes	64	39	64	193	155	24
Data processing costs	78	70	11	216	172	26
Advertising	61	8	663	105	29	262
ATM server expenses	12	8	50	29	20	45
Professional fees	43	22	95	143	121	18
Deposit insurance and supervisory fees	27	25	8	80	74	8
Printing and office supplies	34	32	6	94	91	3
Telephone	15	14	7	47	36	31
Dues and subscriptions	33	22	50	85	55	55
Other operating expenses	29	38	(24)	96	85	13
Total non-interest expense	$1,441	1,261	14%	$4,031	$3,580	13%
Efficiency Ratio	91.67%	94.68%		91.44%	92.58%

Personnel costs, which represent the largest component of non-interest expense, increased $31,000, or 3.7% to $866,000 in the third quarter of 2007 compared to $835,000 in the third quarter of 2007.  The increase relates to the hiring of additional personnel to staff the Mid-City office which re-opened in August, 2007 and the Manhattan Blvd. location which opened in October, 2007.  Personnel costs increased $131,000, or 5.6%, to $2.5 million in the first nine months of 2007 which is consistent with the Company’s increase in headcount as it continues to add service capacity.  No further headcount increases are anticipated in the immediate future.

Occupancy expense increased $31,000, or 20.9%, in the third quarter of 2007 compared with the same period in 2006 and increased $70,000, or 17.6% for the first nine months of 2007 compared with the first nine months of 2006.  This is the result of added costs relating to the new operating locations.

Ad valorem taxes increased $25,000, or 64.1% in the third quarter of 2007 compared to the third quarter of 2006 and increased $38,000, or 24.5% for the first nine months of 2007 compared to the nine months of 2006.  The Bank had unusually low ad valorem tax expense in 2006 due to an overaccrual in 2005 because of Hurricane Katrina.  The level of taxes in 2007 is normal and consistent with historical figures.

Data processing costs increased $8,000, or 11.4% the third quarter of 2007 compared to the same period for 2006 and $44,000, or 25.6% for the first three quarters of 2007 compared to the first three quarters of 2006.  The increase relates to increases in the fee structure of the Bank’s third-party processor, increased customer transaction volume and additions of and enhancements to technology-driven product offerings.  Advertising costs of $61,000 were incurred in the third quarter of 2007 and were only $8,000 in the same period of 2006.  The Bank had a concentrated print advertising campaign during the quarter to coincide with the opening of new branches and hiring of new bankers.

SUBSEQUENT EVENT

On October 15, 2007 all outstanding options issued under the option plan discussed above in Note 4 expired.  Subsequent to the report date and prior to October 15, 2007, 30,000 options were exercised for $515,000 cash, and the remaining options expired unexercised.

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

GS FINANCIAL CORP.

Date:	November 14, 2007	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	November 14, 2007	By:	/s/ J. Andrew Bower
J. Andrew Bower Chief Financial Officer