Form 10-K
period 2007-12-31
GS FINANCIAL CORP
filed 2008-03-31
CIK 1029630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

Commission File Number: 0-22269

GS Financial Corp.

(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)

3798 Veterans Blvd., Metairie, Louisiana	70002
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:      (504) 457-6220

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The Nasdaq Stock Market, LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2007 (the last business day of GS Financial’s most recently completed second fiscal quarter) was approximately $17.6 million.

As of March 28, 2008, GS Financial Corp. had 1,285,800 shares of common stock outstanding.
Documents Incorporated by Reference	Part of 10-K in which incorporated
Proxy Statement dated March 26, 2008 Annual Report to Shareholders for the year ended December 31, 2007	Part III Part I, Part II

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

The Company, through the Bank, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Bank’s five offices.  The Bank serves commercial, small business and retail customers, offering a variety of transaction and savings deposit products and secured loan products.  Guaranty offers very few unsecured loans and does not provide trust or investment management services.  As of December 31, 2007, the Company had assets of approximately $186.5 million and deposits of approximately $129.5 million.  As of December 31, 2007, the assets of the Bank constituted virtually all of the assets of GS Financial.

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

SUPERVISION AND REGULATION

The banking industry is extensively regulated under both federal and state law.  The following discussion addresses the regulatory framework applicable to savings and loan holding companies and their subsidiaries and provides certain specific information relevant to the Company.  The regulation and ongoing supervision of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, and generally is not intended for the protection of the institution’s shareholders.

General
The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), is registered with and subject to OTS regulations, examinations, supervision and reporting.  As a subsidiary of a savings and loan holding company, Guaranty Savings Bank is subject to certain restrictions in its dealings with the Company and any affiliates thereof.

The Company’s primary regulator is the Office of Thrift Supervision (“OTS”) which provides ongoing supervision through regular examinations and other means.  The Bank, by virtue of its state charter is also subject to the rules and regulations of the Louisiana Office of Financial Institutions (“OFI”).  The regulation of savings banks focuses on evaluating management’s ability to identify, assess and control risk in all areas of the institution’s operations in a safe and sound manner.   Regulators have a wide range of enforcement actions available to deal with institutions with unacceptable levels of risk.  These actions could have a material impact on the Bank's financial results and could impose additional limits on the Bank’s ability to pay dividends to the Company.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain tangible capital of 1.5 percent, core capital of 3.0 percent, and risk based capital of 8.0 percent.  Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill.  Tangible capital is essentially the same but does not include qualifying supervisory goodwill.  At December 31, 2007, the Bank had no goodwill or other intangible assets which would be deducted in computing its tangible capital.  At December 31, 2007, Guaranty Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 14.76 percent, 14.76 percent and 27.56 percent respectively.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), secured loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program  that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior Board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2007 Guaranty Savings Bank was in compliance with the above restrictions.

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

Qualified Thrift Lender Test
The Qualified Thrift Lender (“QTL”) Test measures the Bank’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not to exceed 20% of assets).  Generally, qualified thrift investments (“QTI’s”) are residential housing related assets.  The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI’s to qualify for tax treatment as a building and loan association.  At December 31, 2007, 82.67% of the Bank’s assets were invested in QTI’s which exceeds the 65% required to qualify the Bank under the QTL test.  The tax benefits for savings associations relative to banks are now minimal.

EMPLOYEES

As of December 31, 2007, the Company and the Bank employed a total of 46 employees, all of which are on a full-time basis.  The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

AVAILABLE INFORMATION

The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and Form 10-QSB during 2007, current reports on Form 8-K, and amendments to those reports, are available on the Company’s website as soon as reasonably practicable after the Company files such reports with the SEC.  Copies can be obtained free of charge by link to the SEC’s website in the  “SEC Company Reports” section of the Company’s website at www.gsfinancialcorp.com.

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

Hurricane Katrina hit the greater New Orleans area in August 2005.  The hurricane caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas.  Prior to Hurricane Katrina, the New Orleans SMSA was estimated to have a population of approximately 1.34 million, of which approximately 458,000 persons were estimated to live in the City of New Orleans.  Post Katrina, the population for metropolitan New Orleans in December 2007 is estimated at approximately 1.17 million, a decline of approximately 170,000 residents.  The population of the City of New Orleans was estimated at 300,000 people for December 2007, or a decline of about 35% from its pre-Katrina size.  While rebuilding efforts are underway, there is a great deal of uncertainty as to the economic climate for the New Orleans metropolitan area given the need to address the multitude of interdependent problems, such as the full scale return of tourism and its job promotion and the return of population to fill those jobs, combined with the need to address the housing shortage, uncertainty as to the availability of homeowner’s insurance, the full restoration of basic services, such as water, gas and electricity, health care and the transportation network, as well as the flood prevention system.  There can be no assurance that the repairs and improvements made in the wake of Hurricane Katrina will withstand another hurricane or tropical storm.

Hurricane Katrina affected our loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans.  As a result of the hurricane, we made a $4.8 million provision for loan losses in 2005.  During 2007 and 2006 we reversed approximately $300,000 and $2.0 million of such provisions.  The after effects of the hurricane may continue to affect our loan quality, loan originations into the future and could also adversely impact our deposit base.

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

None of the effects described above can be accurately predicted or quantified at this time.  As a result, some uncertainty remains regarding the impact Hurricane Katrina will have on the business, financial condition and results of operations of the Bank.  Further, the area in which we operate may experience hurricanes and other storms in the future, and some of those hurricanes and storms may have effects similar to those caused by Hurricane Katrina.

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

The Company owns one building in Metairie, Louisiana.  A portion of this building is leased to Guaranty Savings Bank and serves as a branch location.  The Company’s executive offices are located in Metairie, Louisiana in the main office facility owned by the Bank.  In addition to these properties, the Bank also owns three branch facilities, one each in New Orleans, Mandeville and Harvey, Louisiana.  The facility in New Orleans was closed in 2005 subsequent to Hurricane Katrina but re-opened for business in August, 2007.  The remaining location, in Ponchatoula, Louisiana is subject to a lease which management considers to be reasonable and appropriate to its location.  In 2006 the Bank also acquired land for future development of a bank location in Covington, Louisiana.  The Company and the Bank make portions of its property available for lease to third parties, although such leasing activity is not material to the Company’s overall operations.  Management makes sure that all locations, whether owned or leased, are maintained in suitable condition.  Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

The Bank, from time to time, may acquire property interests in settlement of loans.  No such property was held by the Bank at December 31, 2007.

Item 3:	LEGAL PROCEEDINGS

There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is subject.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders during the fourth quarter of 2007.

PART II

Item5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The Company’s stock is traded on The Nasdaq Global Market under the symbol GSLA.  Shareholders of record, quarterly high and low sales prices of, and cash dividends declared on, GS Financial common stock and performance graph are set forth in the Common Stock and Market Prices and Dividend and GS Financial Corp. Stock Performance sections of the Annual Report to Shareholders for the year ended December 31, 2007, included in Exhibit 13.0 hereto and which is incorporated herein by reference.  Equity Compensation Plan information is incorporated herein by reference to Item 12 hereof.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (October 1, 2007 – October 31, 2007)	--	--	--	--
Month 2 (November 1, 2007 – November 30, 2007)	--	--	--	--
Month 3 (December 1, 2007 – December 31, 2007)	10,468	18.00	--	--
Total	10,468	$18.00	--	--

Item 6:    SELECTED FINANCIAL DATA

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of GS Financial’s 2007 Annual Report to Shareholders and is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of GS Financial’s 2007 Annual Report to Shareholders is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp. and Subsidiary, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm contained in GS Financial’s 2007 Annual Report to Shareholders are hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item9A:	CONTROLS AND PROCEDURES

(a)
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)	Management's Report on Internal Control Over Financial Reporting is incorporated herein by reference from Exhibit 13.0 hereto.

(c)
No change in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item9B:	OTHER INFORMATION

On August 21, 2007, the Company's Board of Directors amended Sections 3.1 and 3.2 of the Company's Bylaws (the "Amendments").  The purpose of the Amendments is to permit shares of the Company's common stock and other equity securities to be represented by uncertificated shares through a direct registration program, as required by NASDAQ Marketplace Rule 4350(1).  The Company has no current plans to actually utilize uncertificated shares.

The Amended and Restated Bylaws which are attached to this Annual Report on Form 10-K as Exhibit 3.2 are incorporated into this Item 9B by this reference.  The description of the Amendments is qualified in its entirety by reference to Exhibit 3.2 hereto.

PART III

Item10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors and Executive Officers.  Information about the directors, director nominees and executive officers of GS Financial Corp., compliance with Section 16(a) of the Exchange Act and information concerning GS Financial’s audit committee is included in the sections captioned, "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers,"— Committees and Meetings of the Board of Directors" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" included in GS Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 (the “Proxy Statement”) on Definitive Schedule 14A filed with the SEC and is hereby incorporated herein by reference.

Code of Ethics.  We have adopted a code of  conduct and ethics applicable to our directors and all employees. The text of this code of conduct and ethics may be found on our website at www.gsfinancialcorp.com.  We intend to file information regarding any waiver from any provision of our code of ethics on Form 8-K, as required by the listing standards of the Nasdaq Stock Market.  Amendments to the code of ethics will be posted on our website at www.gsfinancial.com.

Item11:	EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers is included in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Director Compensation" and "Executive Compensation" of the Proxy Statement is hereby incorporated herein by reference.

Item12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein by Item 403 of Regulation S-K is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" of the Registrant’s Proxy Statement.

Equity Compensation Plan Information.  As of December 31, 2007 the Company had no equity compensation plans in place requiring disclosure under Item 201(d) of Regulation S-K.

Item13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the sections captioned "Transactions with Certain Related Persons" and "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" of the Registrant’s Proxy Statement.

Item14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from the section captioned "Ratification and Appointment of Independent Registered Public Accounting Firm – Audit Fees" of the Registrant’s Proxy Statement.

PART IV.

Item15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company and its subsidiary are included in Part II of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2007 and 2006
Consolidated Statements of Income(Loss) – Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income(Loss) – Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a)(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)	Exhibits

No.	Description	Location
3.1	Articles of Incorporation of GS Financial Corp.	(1)
3.2	Bylaws of GS Financial Corp.	Included herewith
4.1	Stock Certificate of GS Financial Corp.	(1)
10.2	GS Financial Corp. Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors*	(2)
10.3	Early Retirement and Consulting Agreement by and among GS Financial Corp., Guaranty Savings and Homestead Association and Donald C. Scott Dated January 7, 2005*	(3)
10.4	Letter Agreement, dated as of December 8, 2005, by and between Guaranty Savings and Homestead Association and Stephen E. Wessel*	(4)
10.5	Letter Agreement, signature dated and accepted as of February 29, 2008, by and between Guaranty Savings Bank and Stephen E. Wessel*	(5)
13.0	2007 Annual Report to Stockholders	Included herewith
21.0	Subsidiaries of the Registrant - Information reported in Item 1	Included herewith
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Included herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Included herewith
32.0	Certification pursuant to 18 U.S.C. Section 1350	Included herewith
___________________

*	Denotes management compensation plan or arrangement.

(1)	Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

(2)	Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269).

(3)	Incorporated herein by reference from the current report on Form 8-K, dated January 7, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(4)	Incorporated herein by reference from the current report on Form 8-K, dated December 8, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(5)	Incorporated herein by reference from the current report on Form 8-K, dated February 29, 2008 filed by the registrant with the SEC (Commission File No. 000-22269).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Dated: March 28, 2008	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Albert J. Zahn, Jr.	Chairman of the Board and Director	March 28, 2008
Albert J. Zahn, Jr.
/s/Stephen E. Wessel	President and Chief Executive Officer	March 28, 2008
Stephen E. Wessel
/s/Bruce A. Scott	Executive Vice President and Director	March 28, 2008
Bruce A. Scott
/s/J. Andrew Bower	Chief Financial Officer	March 28, 2008
J. Andrew Bower
/s/Edward J. Bourgeois	Director	March 28, 2008
Edward J. Bourgeois
/s/Stephen L. Cory	Director	March 28, 2008
Stephen L. Cory
/s/Bradford A. Glazer	Director	March 28, 2008
Bradford A. Glazer
/s/Hayden W. Wren, III	Director	March 28, 2008
Hayden W. Wren, III