Form 10-Q
period 2008-03-31
GS FINANCIAL CORP
filed 2008-05-15
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2008	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Issuer as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
3798 Veterans Blvd.
Metairie, LA 70002
(Address of Principal Executive Offices)
(504) 457-6220
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes                       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer                                                                                     Accelerated filer

Non-accelerated filer                                                                                     Smaller reporting company
(Do not check if a smaller reporting company)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YesNo

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 15, 2008
Common Stock, par value $.01 per share	1,285,800 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	3/31/2008 (Unaudited)	12/31/2007 (Audited)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$2,757	$2,485
Interest-Bearing Deposits from Other Banks	7,076	6,008
Federal Funds Sold	1,658	969
Total Cash and Cash Equivalents	11,491	9,462
Securities Available-for-Sale, at Fair Value	47,964	47,747
Loans, Net	129,815	118,477
Accrued Interest Receivable	1,716	1,828
Premises & Equipment, Net	5,863	5,874
Stock in Federal Home Loan Bank, at Cost	1,651	1,220
Foreclosed Assets	85	-
Real Estate Held-for-Investment, Net	446	450
Other Assets	1,500	1,429
Total Assets	$200,531	$186,487

LIABILITIES
Deposits
Interest-Bearing Deposits	$125,168	$123,825
Noninterest-Bearing Deposits	8,167	5,685
Total Deposits	133,335	129,510
FHLB Advances	37,537	26,986
Other Liabilities	1,538	1,827
Total Liabilities	172,410	158,323

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares at March 31, 2008 and December 31, 2007
Additional Paid-in Capital	34,546	34,546
Unearned RRP Trust Stock	(158)	(158)
Treasury Stock (2,152,700 Shares at March 31, 2008 and December 31, 2007)	(32,062)	(32,062)
Retained Earnings	25,917	25,919
Accumulated Other Comprehensive Loss	(156)	(115)
Total Stockholders' Equity	28,121	28,164
Total Liabilities & Stockholders' Equity	$200,531	$186,487
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
($ in thousands, except per share data)	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$2,199	$1,793
Investment Securities	717	722
Other Interest Income	71	139
Total Interest and Dividend Income	2,987	2,654

INTEREST EXPENSE
Deposits	1,090	1,063
Advances from Federal Home Loan Bank	405	221
Interest Expense	1,495	1,284

NET INTEREST INCOME	1,492	1,370
PROVISION FOR LOAN LOSSES	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,492	1,370

NON-INTEREST EXPENSE
Salaries and Employee Benefits	864	793
Occupancy Expense	200	136
Ad Valorem Taxes	75	65
Other Expenses	277	282
Total Non-Interest Expense	1,416	1,276
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	76	94

NON-INTEREST INCOME
Gain on Sale of Mortgage Loans	95	4
Other Income	20	25
Total Non-Interest Income	115	29

INCOME BEFORE INCOME TAXES	191	123
INCOME TAX EXPENSE	65	27
NET INCOME	$126	$96

EARNINGS PER SHARE
Basic	$0.10	$0.08
Diluted	$0.10	$0.08
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2006	$34	$34,751	$(32,493)	$-	$(573)	$25,764	$(319)	$27,164
Comprehensive Income:
Net Income	-	-	-	-	-	96	-	96
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	-	76	76
Total Comprehensive Income	-	-	-	-	-	96	76	172
Distribution of RRP Stock	-	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	-	(126)	-	(126)
Balances at March 31, 2007	$34	$34,751	$(32,493)	-	$(573)	$25,734	$(243)	$27,210
Balances At December 31, 2007	$34	$34,546	$(32,062)	$-	$(158)	$25,919	$(115)	$28,164
Comprehensive Income:
Net Income	-	-	-	-	-	126	-	126
Other Comprehensive Income (Loss)
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	-	(41)	(41)
Total Comprehensive Income	-	-	-	-	-	126	(41)	85
Distribution of RRP Stock	-	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	-	(128)	-	(128)
Balances at March 31, 2008	$34	$34,546	$(32,062)	$-	$(158)	$25,917	$(156)	$28,121
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$126	$96
Adjustments to Reconcile Net Income to Net Cash (Used in) Operating Activities
Depreciation	77	46
Discount Accretion Net of Premium Amortization	(1)	(1)
Provision for Loan Losses	-	-
Non-Cash Dividend - FHLB Stock	-	(14)
Net Loan Fees	(18)	(35)
RRP Expense	4	30
Gain on Sale of Loans	(95)	(4)
Changes in Operating Assets and Liabilities
Decrease in Accrued Interest Receivable	112	233
(Increase) in Other Assets	(66)	(80)
Increase in Accrued Interest - FHLB Advances	38	-
Increase in Accrued Income Tax	65	26
Decrease in Other Liabilities	(391)	(521)
Net Cash (Used in) Operating Activities	(149)	(224)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	9,726	5,854
Purchases of Investment Securities	(10,000)	(5,696)
Investment in Mutual Funds, Net	-	5,000
Loan Originations and Principal Collections, Net	(17,923)	(3,724)
Proceeds from Sales of Mortgage Loans	6,613	219
Purchases of FHLB Stock	(431)	-
Purchases of Premises and Equipment	(62)	(653)
Net Cash (Used in) Provided by Investing Activities	(12,077)	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Advances from Federal Home Loan Bank	10,551	(1,353)
Payment of Cash Stock Dividends	(128)	(126)
Increase in Deposits	3,825	1,972
Increase in Deposits for Escrows	7	42
Net Cash Provided by Financing Activities	14,255	535
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,029	1,311
CASH AND CASH EQUIVALENTS - Beginning of Period	9,462	11,117
CASH AND CASH EQUIVALENTS - End of Period	$11,491	$12,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest Expense	$1,494	$1,284
Income Taxes	-	-
Loans Transferred to Foreclosed Real Estate During the Period	$85	-
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of GS Financial Corp. (the “Company”) and its wholly-owned subsidiary, Guaranty Savings Bank (the “Bank”), which prior to June, 2006 was known as Guaranty Savings and Homestead Association.  All significant intercompany balances and transactions have been eliminated.  Certain financial information for prior periods has been reclassified to conform with the current presentation.

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
Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  These unaudited financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:

	Three Months Ended March 31
($ in thousands, except per share data)	2008	2007
Numerator:
Net Income	$126	$96
Effect of Dilutive Securities	-	-
Numerator for Diluted Earnings Per Share	$126	$96
Denominator
Weighted-Average Shares Outstanding	1,285,800	1,234,453
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	-	37,646
Denominator for Diluted Earnings Per Share	1,285,800	1,272,099
Earnings Per Share
Basic	$0.10	$0.08
Diluted	0.10	0.08
Cash Dividends Per Share	$0.10	$0.10

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN AND 401(K) PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006.  Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”).  Compensation expense related to the 401(k) Plan was $28,000 and $48,000 for the three month periods ended March 31, 2008 and 2007, respectively.

NOTE 4 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September 1998.  As of March 31, 2008 of the 125,028 shares awarded, 9,968 shares have been forfeited due to termination of employment or service as a director and 106,812 shares had been earned and issued.  Compensation expense related to the RRP was $4,000 and $30,000 for the three months ended March 31, 2008 and 2007, respectively.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	Three Months Ended
($ in thousands, except per share data)	March 31, 2008	December 31, 2007	March 31, 2007
SUMMARY OF INCOME
Interest Income	$2,987	$3,000	$2,654
Interest Expense	1,495	1,473	1,284
Net Interest Income	1,492	1,527	1,370
Provision for Loan Losses	-	-	-
Net Interest Income After Provision for Loan Losses	1,492	1,527	1,370
Non-Interest Income	115	243	29
Non-Interest Expense	1,416	1,378	1,276
Net Income Before Taxes	191	392	123
Income Tax Expense	65	192	27
Net Income	$126	$200	$96
SELECTED BALANCE SHEET DATA
Total Assets	$200,531	$186,487	$168,615
Loans Receivable, Net	129,815	118,477	97,490
Investment Securities	47,964	47,747	50,043
Deposit Accounts	133,335	129,510	124,726
Borrowings	37,537	26,986	15,689
Stockholders' Equity	28,121	28,164	27,210
SELECTED AVERAGE BALANCES
Total Assets	195,421	181,052	167,067
Loans Receivable, Net	124,287	114,011	93,987
Investment Securities	51,091	47,913	52,173
Deposit Accounts	130,778	129,943	122,632
Borrowings	34,931	21,645	16,230
Equity	28,515	28,140	27,254
KEY RATIOS
Return on average assets	0.26%	0.65%	0.23%
Return on average shareholders' equity	1.78%	2.82%	1.43%
Net interest margin	3.21%	3.50%	3.44%
Average loans to average deposits	97.66%	90.38%	79.50%
Average interest-earning assets to interest-bearing liabilities	117.75%	118.20%	119.17%
Efficiency ratio	88.17%	77.85%	93.14%
Non-interest expense to average assets	2.91%	2.95%	3.10%
Allowance for loan losses to total loans	2.57%	2.82%	3.69%
Stockholders' equity to total assets	14.02%	15.10%	16.14%
COMMON SHARE DATA
Earnings per share
Basic	$0.10	$0.16	$0.08
Diluted	0.10	0.16	0.08
Dividends paid per share	0.10	0.10	0.10
Book value per share	21.87	21.90	22.04
Average shares outstanding
Basic	1,285,800	1,270,963	1,234,453
Diluted	1,285,800	1,273,430	1,272,099

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first quarter of 2008 and 2007.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”).  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans increased $11.3 million, or 9.3%, from year-end 2007 to the end the first quarter of 2008.  Average net loans for the first quarter of 2008 were $124.3 million, up $30.3 million (32.2%) compared to the first quarter of 2007.  Table 1, which is based on regulatory reporting classifications, shows loan balances at March 31, 2008 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2008	2007
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Real estate loans – residential	$66,124	$62,481	$58,885	$55,282	$51,056
Real estate loans - commercial and other	53,445	45,757	43,528	42,822	40,019
Real estate loans - construction	7,695	9,074	7,392	7,859	7,120
Consumer loans	1,041	913	668	658	676
Commercial business loans	4,929	3,625	2,779	2,264	2,306
Total Loans	$133,234	$121,850	$113,252	$108,885	$101,177
Average Loans During Period	$127,719	$117,442	$111,274	$104,448	$99,004

The Bank has hired four experienced commercial loan officers, a mortgage banking manager and a residential loan officer since the beginning of 2006.  The loan growth since the beginning of 2006 reflects the start of an economic recovery in the Bank’s market area subsequent to Hurricane Katrina and the efforts of the new loan officers.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At March 31, 2008, the allowance for loan losses was $3.4 million, or 2.57% of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.  A reduction in the allowance was taken in the second quarter of 2007 to reflect improvements in the quality of the loan portfolio as borrowers have exceeded management’s initial expectations in meeting their obligations subsequent to Hurricane Katrina.  The increase in delinquencies in the first quarter of 2008 relates almost entirely to well-margined real estate loans that were issued prior to Hurricane Katrina.  One loan of $1.3 million secured by a mixed-use property in Orleans Parish is the majority of the increase in non-performing loans during the first quarter of 2008.  The Bank is actively monitoring all delinquent loans and believes its allowance for loan losses is adequate to absorb any losses inherent in the loan portfolio.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2008		2007
($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning Balance	$3,432	$3,432	$3,432	$3,732	$3,732
Provision (Reversal) for Loan Losses	-	-	-	(300)	-
Loans Charged Off	13	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$3,419	$3,432	$3,432	$3,432	$3,732
Ratios
Charge-offs to average loans	0.01%	0.00%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to total loans	2.57%	2.82%	3.03%	3.15%	3.69%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at March 31, 2008 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on nonaccrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2008	2007
($ in thousands)	March 31	December 31	September 30	June 30	March 31
30-89 Days	$5,574	$3,305	$4,054	$2,577	$1,234
90+ Days	3,162	1,438	990	502	335
Total	$8,736	$4,743	$5,044	$3,079	$1,569
Ratios
Loans delinquent 90 days to total loans	2.37%	1.18%	0.87%	0.46%	0.33%
Total delinquent loans to total loans	6.56%	3.89%	4.45%	2.83%	1.55%
Allowance for loan losses to 90 day delinquent loans	108.13%	238.66%	346.67%	683.67%	1,114.03%
Allowance for loan losses to total delinquent loans	39.14%	72.36%	68.04%	111.46%	237.86%

TABLE 4. NONPERFORMING ASSETS
	2008	2007
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a nonaccrual basis	$3,162	$1,438	$1,310	$502	$335
Foreclosed assets	85	-	-	-	-
Total nonperforming assets	$3,247	$1,438	$1,310	$502	$335
Ratios
Nonperforming assets to loans plus foreclosed assets	2.44%	1.18%	1.16%	0.46%	0.33%
Nonperforming assets to total assets	1.62%	0.77%	0.74%	0.30%	0.20%
Allowance for loan losses to nonperforming assets	105.30%	238.66%	261.98%	683.67%	1,114.03%

INVESTMENT IN SECURITIES
At March 31, 2008, the Company’s total securities available-for-sale were $48.0 million, compared to $47.7 million at December 31, 2007 and $50.4 million at March 31, 2007.    Management expects that funding needs from loan growth will lead to further reductions in the investment portfolio.  Proceeds from interest, dividends and principal repayments that are not needed to fund new loan commitments will likely be reinvested in pass-through mortgage backed obligations.

At March 31, 2008, the net unrealized losses on the Company’s entire securities portfolio was $227,000, or 0.47% of amortized cost, compared to net unrealized losses of $167,000, or 0.35% of amortized cost at December 31, 2007.  These losses consist primarily of losses in collateralized mortgage obligations and mutual funds caused by market concerns in the mortgage industry.  Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, which allows for the accounting for selected financial assets using the fair value method.  Certain financial institutions early-adopted Statement No. 159, allowing the institution to identify certain specific losses and take them as a charge to retained earnings rather than recognize the writedown of securities as losses.  The Company did not elect to early adopt Statement No. 159

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	March 31, 2008		December 31, 2007		March 31, 2007
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Agency Securities	$19,511	$19,705	$18,492	$18,421	$22,486	$22,343
Mortgage Backed Securities	8,460	8,560	8,849	8,912	5,302	5,345
Collateralized Mortgage Obligations	14,417	14,039	14,736	14,633	16,781	16,537
Mutual funds	5,803	5,660	5,837	5,781	5,836	5,818
Total Investments	$48,191	$47,964	$47,914	$47,747	$50,405	$50,043

DEPOSITS
At March 31, 2008, deposits increased $3.8 million, or 2.9% above the level at December 31, 2007 and increased $8.6 million, or 6.9% above the level at the end of the first quarter of the previous year.  Average deposits totaled $130.8 million in the first quarter of 2008, a $1.3 million (1.0%) increase from the fourth quarter of 2007 and an $8.1 million (6.6%) increase from the first quarter of 2007.

Table 6 presents the composition of average deposits for the quarters ended March 31, 2008, December 31, 2007 and March 31, 2007.

TABLE 6. DEPOSIT COMPOSITION
	First Quarter 2008		Fourth Quarter 2007		First Quarter 2007
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$8,072	6.2%	$5,881	4.5%	$3,330	2.7%
NOW account deposits	23,345	17.8	23,764	18.3	18,833	15.4
Savings deposits	18,600	14.2	19,229	14.8	21,980	17.9
Time deposits	80,761	61.8	81,069	62.4	78,489	64.0
Total	$130,778	100.0%	$129,943	100.0%	$122,632	100.0%

BORROWINGS
At March 31, 2008, the Company’s borrowings from the Federal Home Loan Bank increased $10.6 million, or 39.1%, from December 31, 2007 and $21.8 million, or 139.3%, from March 31, 2007.  Average advances for the first quarter of 2008 were $34.9 million, up $13.3 million, or 61.4%, from the fourth quarter of 2007 and up $18.7 million, or 115.2%, from the prior year’s first quarter.  The increased borrowings were used to fund loan growth and due to the interest rate environment represented a relatively inexpensive wholesale funding source during the first quarter of 2008.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At March 31, 2008, stockholders’ equity totaled $28.1 million, down $43,000 from December 31, 2007.  The $43,000 reduction in equity during the quarter during the quarter as earnings of $126,000 were offset by an increase in unrealized securities losses (net of taxes) of $41,000 and dividends of $128,000.

Since 1998, the Company has been regularly repurchasing shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  Due to the highly capitalized condition of the Company, management has felt in the past that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  In 2007, an exercise of stock options led to the reissuance of 30,000 shares of stock from treasury.  This transaction is not reflected in Table 7.  Table 7 summarizes the repurchase of the shares of its common stock by year.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$8,324	$16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.70
2005	3,907	74	19.06
2006	17,763	300	16.87
2007	10,468	188	18.00
2008	-	-	-
Total Stock Repurchases	2,182,700	$32,681	$14.97

The ratios in Table 8 indicate that the Bank remained well capitalized at March 31, 2008.  The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. CAPITAL AND RISK BASED CAPITAL RATIOS
	2008	2007
($ in thousands)	March 31	December 31	March 31
Tier 1 regulatory capital	$27,253	$27,197	$26,716
Tier 2 regulatory capital	1,400	1,260	1,144
Total regulatory capital	$28,653	$28,457	$27,860
Adjusted total assets	$198,660	$184,285	$167,755
Risk-weighted assets	$115,632	$103,236	$92,868
Ratios
Tier 1 capital to adjusted total assets	13.72%	14.76%	13.74%
Tier 1 capital to risk-weighted assets	23.57%	26.34%	34.61%
Total capital to risk-weighted assets	24.78%	27.57%	35.86%
Shareholders' equity to total assets	14.02%	15.10%	14.38%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first quarter of 2008.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2008 and 2007.

Table 9 illustrates some of the factors that the Company uses to measure liquidity.  The Bank continues to have adequate liquidity but should additional liquidity needs arise the Bank can pursue various options, including liquidating investments or borrowing additional funds to fund continued loan growth.

TABLE 9. KEY LIQUIDITY INDICATORS
	2008	2007
($ in thousands)	March 31	December 31	March 31
Cash and cash equivalents	$11,491	$9,462	$12,428
Total loans	133,234	121,850	101,177
Total deposits	133,335	129,510	124,726
Deposits $100,000 and over	40,478	35,586	29,309
Ratios
Total loans to total deposits	99.93%	94.08%	81.15%
Deposits $100,000 and over to total deposits	30.36%	27.48%	23.50%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the first quarter of 2008 increased $122,000, or 8.9%, from the first quarter of 2007, as average earning assets increased 15.9% between these periods.  First quarter net interest income for 2008 was down $36,000, or 2.4%, on earning assets that were up 8.0% compared with the fourth quarter of 2007.  The increase in earning asset balances was offset by decreasing yields on earning assets caused by the sharp interest rate decreases in the first quarter of 2008 and a significant loan being placed on non-accrual causing the reversal of $42,000 in previously earned interest income, adversely impacting the Bank’s net interest margin.

The Company’s net interest margin level of 3.21% was a 29 basis point decrease from the fourth quarter of 2007 and a 23 basis point decrease compared to 3.44% in the year-earlier quarter.  Tables 10 and 11 show the components of the Company’s net interest margin in the first quarter of 2008 and the changes in those components from the fourth quarter of 2007 and first quarter of 2007.

During the first quarter of 2008, interest income from earning assets was down $13,000, or 0.4%, from the fourth quarter of 2007 and up $333,000, or 12.5%, from the first quarter of 2007.  The increase compared to the first quarter of 2007 was volume driven, with the 15.9% year-to-year growth in average earning assets.  Compared with the fourth quarter of 2007, the $13,000 interest income decrease was caused by a 59 basis point drop in the yield on earning assets more than offsetting the 8.0% increase in average earning asset balances from quarter to quarter.

During the first quarter of 2008, interest expense was up $23,000, or 1.6%, from the fourth quarter of 2007 and up $211,000, or 16.4%, from the first quarter of 2007.  The increases from the prior year and prior quarter are due to increases in the average volume of interest bearing liabilities as the cost of interest bearing liabilities has decreased by 23 basis points from the fourth quarter of 2007 and by 3 basis points in comparison with the first quarter of 2007.

The average cost on interest bearing deposits decreased to 3.58% for the first quarter of 2008, from 3.78% in the fourth quarter of 2007 and 3.61% in the first quarter of 2007.  These changes in rates accounted for decreases of $84,000 and $22,000 in interest expense from the fourth and first quarters of 2007, respectively.  The changes in interest costs have been slower in response to the Federal Reserve’s rate cuts than the interest earning assets, but the Bank has substantial deposit and borrowing repricing opportunities due to maturities in the remainder of 2008.

Average borrowings were up $13.3 million for the first quarter of 2008 compared to the fourth quarter of 2007, and up $18.7 million compared to the first quarter of 2007.  These increases in the average balances, which were incurred to fund loan growth, accounted for $154,000 and $217,000 in increased interest expense for each respective time frame.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	First Quarter 2008			Fourth Quarter 2007			First Quarter 2007
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$127,725	2,199	6.85%	$117,442	$2,239	7.65%	$99,004	1,793	7.34%
U.S. Agency securities	21,981	333	6.03	20,997	312	5.96	21,337	307	5.84
Mortgage-backed securities	8,804	120	5.42	6,301	84	5.35	3,901	57	5.93
Collateralized mortgage obligations	14,537	197	5.39	14,832	200	5.41	16,849	230	5.54
Mutual funds	5,769	67	4.62	5,783	74	5.13	10,086	128	5.15
Total investment in securities	51,091	717	5.64	47,913	670	5.55	52,173	722	5.61
FHLB stock	1,547	12	3.09	1,043	13	5.00	982	14	5.78
Federal funds sold and demand deposits	6,805	59	3.45	6,867	78	4.56	9,358	125	5.42
Total interest-earning assets	187,168	2,987	6.35%	173,265	3,000	6.94%	161,517	2,654	6.66%
NONINTEREST-EARNING ASSETS
Other assets	11,685			11,219			9,282
Allowance for loan losses	(3,432)			(3,432)			(3,732)
Total assets	$195,421			$181,052			$167,067

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$23,345	159	2.71%	$23,764	$192	3.24%	$18,833	142	3.06%
Savings deposits	18,601	40	0.86	19,229	52	1.08	21,980	68	1.25
Time deposits	80,761	891	4.39	81,068	937	4.64	78,489	852	4.41
Total interest-bearing deposits	122,707	1,090	3.58	124,061	1,181	3.78	119,302	1,062	3.61
Borrowings	34,931	405	4.61	21,645	291	5.39	16,230	222	5.55
Total interest-bearing liabilities	157,638	1,495	3.82%	145,706	1,472	4.05%	135,532	1,284	3.85%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	8,072			5,881			3,330
Other liabilities	1,196			1,325			951
Shareholders' equity	28,515			28,140			27,254
Total liabilities and shareholders' equity	$195,421			$181,052			$167,067
Net interest income and margin		$1,492	3.21%		$1,528	3.50%		$1,370	3.44%
Net interest-earning assets and spread	$29,670		2.53%	$26,093		2.89%	$25,985		2.81%
Cost of funding interest-earning assets			3.20%			3.37%			3.14%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Quarter 2008 Compared to:
	Fourth Quarter of 2007			First Quarter of 2007
	Due to Change in		Total Increase (Decrease)	Due to Change in			Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume		Rate
INTEREST INCOME
Loans	$177	$(217)	$(40)	$479	$ (73)	$ 406
U.S. Agency securities	15	6	21	10	16	26
Mortgage-backed securities	34	2	36	67	(4)	63
Collateralized mortgage obligations	(4)	1	(3)	(31)	(2)	(33)
Mutual funds	0	(7)	(7)	(50)	(11)	(61)
Total investment in securities	45	2	47	(4)	(1)	(5)
FHLB stock	4	(5)	(1)	4	(6)	(2)
Federal funds sold and demand deposits	(1)	(18)	(19)	(22)	(44)	(66)
Total interest income	225	(238)	(13)	457	(124)	333

INTEREST EXPENSE
NOW account deposits	$(3)	$(30)	$(33)	$31	$ (14)	$ 17
Savings deposits	(1)	(11)	(12)	(7)	(21)	(28)
Time deposits	(3)	(43)	(46)	26	13	39
Total interest-bearing deposits	(7)	(84)	(91)	50	(22)	28
Borrowings	154	(40)	114	217	(34)	183
Total interest expense	147	(124)	23	267	(56)	211
Change in net interest income	78	(114)	(36)	190	(68)	122

PROVISION FOR LOAN LOSSES
The Company made no provision for loan losses in the first quarter of 2008 or 2007, nor in the fourth quarter of 2007.  There was a charge-off of $13,000 in the first quarter of 2008 and  there were no charge-offs in the fourth or first quarters of 2007.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income before securities transactions was up $86,000, or 297%, for the first quarter of 2008 compared to the same time period of 2007.  Gains on the sale of mortgage loans totaled $95,000 for the quarter, up from $4,000 for the first quarter of 2007.  Mortgage loan sales are a key element of the Bank’s strategy and should continue as a significant source of non-interest income.  The major categories of non-interest income for the three months ended March 31, 2008 and 2007 are presented in Table 12.

TABLE 12. NON-INTEREST INCOME
($ in thousands)	First Quarter 2008	First Quarter 2007	Percentage Increase (Decrease)
Service charges on deposit accounts	$5	$4	25%
ATM surcharges and network fees	3	1	200
Early closing penalties	1	4	(75)
Income from real estate held for investment	14	13	8
Gain on sales of mortgage loans	95	4	2,275
Miscellaneous	(3)	3	n/a
Total noninterest income before securities transactions	115	29	297
Securities transactions	-	-
Total noninterest income	$115	$29	297%

NON-INTEREST EXPENSE
Non-interest expense for the first quarter of 2008 totaled $1.4 million, a $140,000, or 11% increase from the first quarter of 2007.  This expense growth was expected as part of management’s long-term plan to grow through increasing its branch locations, product offerings, delivery channels and adding banking professionals.  The growth in expenses has been accompanied by increases in production, and as a result both non-interest expense as a percentage of average assets and the Company’s efficiency ratio improved in the first quarter of 2008 compared to the same period in 2007.  Non-interest expense for the three months ended March 31, 2008 and 2007 are presented in Table 13 below.

TABLE 13. NON-INTEREST EXPENSE
($ in thousands)	First Quarter 2008	First Quarter 2007	Percentage Increase (Decrease)
Employee compensation	$639	$546	17%
Employee benefits	225	247	(9)
Total personnel expense	864	793	9
Net occupancy expense	200	136	47
Ad Valorem taxes	75	65	15
Data processing costs	71	71	-
Advertising	12	21	(43)
ATM server expense	9	6	50
Professional fees	48	49	(2)
Deposit insurance and supervisory fees	29	27	7
Printing and office supplies	22	30	(27)
Telephone	17	14	21
Dues and Subscriptions	25	25	-
Other operating expenses	44	39	13
Total non-interest expense	$1,416	$1,276	11%
Non-interest expense/average assets	2.91%	3.10%
Efficiency ratio	88.17%	93.14%

Personnel costs, which represent the largest component of non-interest expense, increased $71,000, or 9%, to $864,000 in the first quarter of 2008 compared to $793,000 in the first quarter of 2007.

Occupancy expense increased by $64,000, or 47%, in the first quarter of 2008 compared to the first quarter of 2007.  This is the result of the Canal St. branch in New Orleans being re-opened during 2007, the Westbank branch in Harvey newly opening in 2007, and the Ponchatoula loan production office being converted to a full-service branch during the first quarter of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T - Controls and Procedures

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

Not applicable.

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

GS FINANCIAL CORP.

Date:	May 15, 2008	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	May 15, 2008	By:	/s/ J. Andrew Bower
J. Andrew Bower Chief Financial Officer