Form 10-Q
period 2008-08-14
GS FINANCIAL CORP
filed 2008-08-14
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2008	Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Issuer as Specified in its Charter)
Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)
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
☒ Yes                      ☐ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, par value $.01 per share	1,285,800 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	6/30/2008 (Unaudited)	12/31/2007 (Audited)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$2,738	$2,485
Interest-Bearing Deposits from Other Banks	3,223	6,008
Federal Funds Sold	1,619	969
Total Cash and Cash Equivalents	7,580	9,462
Securities Available-for-Sale, at Fair Value	47,780	47,747
Loans, Net	138,838	118,477
Accrued Interest Receivable	1,516	1,828
Premises & Equipment, Net	5,695	5,874
Stock in Federal Home Loan Bank, at Cost	1,863	1,220
Foreclosed Assets	469	-
Real Estate Held-for-Investment, Net	443	450
Other Assets	1,452	1,429
Total Assets	$205,636	$186,487

LIABILITIES
Deposits
Interest-Bearing Deposits	$126,793	$123,825
Non-interest-Bearing Deposits	7,548	6,020
Total Deposits	134,341	129,845
FHLB Advances	42,438	26,986
Other Liabilities	1,395	1,492
Total Liabilities	178,174	158,323

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,546	34,546
Unearned RRP Trust Stock	(158)	(158)
Treasury Stock (2,152,700 Shares at June 30, 2008 and December 31, 2007)	(32,062)	(32,062)
Retained Earnings	25,556	25,919
Accumulated Other Comprehensive Loss	(454)	(115)
Total Stockholders' Equity	27,462	28,164
Total Liabilities & Stockholders' Equity	$205,636	$186,487
The accompanying notes are an integral part of these financial statements.

                                                     1

GS Financial Corp.
Consolidated Statements of (Loss) Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share data)	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$2,349	$1,919	$4,548	$3,712
Investment Securities	621	731	1,338	1,453
Other Interest Income	49	83	120	222
Total Interest and Dividend Income	3,019	2,733	6,006	5,387

INTEREST EXPENSE
Deposits	979	1,131	2,070	2,194
Advances from Federal Home Loan Bank	401	211	806	433
Interest Expense	1,380	1,342	2,876	2,627

NET INTEREST INCOME	1,639	1,391	3,130	2,760
PROVISION (REVERSAL) FOR LOAN LOSSES	-	(300)	-	(300)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,639	1,691	3,130	3,060

NON-INTEREST EXPENSE
Salaries and Employee Benefits	868	817	1,732	1,610
Occupancy Expense	201	152	401	288
Other Expenses	396	345	748	692
Total Non-Interest Expense	1,465	1,314	2,881	2,590
NET INCOME BEFORE NON-INTEREST INCOME AND INCOME TAXES	174	377	249	470

NON-INTEREST INCOME (Loss)
Net (Loss) on Available-for-Sale Securities	(660)	-	(660)	-
Other Income	135	43	250	72
Total Non-Interest Income (Loss)	(525)	43	(410)	72

INCOME BEFORE INCOME TAXES	(351)	420	(161)	542
INCOME TAX (BENEFIT) EXPENSE	(119)	127	(55)	153
NET (LOSS) INCOME	$(232)	$293	$(106)	$389

(LOSS) EARNINGS PER SHARE
Basic	$(0.18)	$0.24	$(0.08)	$0.32
Diluted	$(0.18)	$0.23	$(0.08)	$0.31
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2006	$34	$34,701	$(32,493)	$(523)	$25,764	$(319)	$27,164
Comprehensive Income:
Net Income	-	-	-	-	389	-	389
Other Comprehensive Loss
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	(316)	(316)
Total Comprehensive Income (Loss)	-	-	-	-	389	(316)	73
Distribution of RRP Stock	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	(251)	-	(251)
Balances at June 30, 2007	$34	$34,701	$(32,493)	$(523)	$25,902	$(635)	$26,986

Balances At December 31, 2007	$34	$34,546	$(32,062)	$(158)	$25,919	$(115)	$28,164
Comprehensive Loss:
Net Loss	-	-	-	-	(106)	-	(106)
Other Comprehensive Loss
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	(339)	(339)
Total Comprehensive Loss	-	-	-	-	(106)	(339)	(445)
Distribution of RRP Stock	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	(257)	-	(257)
Balances at June 30, 2008	$34	$34,546	$(32,062)	$(158)	$25,556	$(454)	$27,462

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(106)	$389
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Depreciation	145	94
Discount Accretion Net of Premium Amortization	(19)	6
Reversal of Provision for Loan Losses	-	(300)
Non-Cash Dividend - FHLB Stock	(24)	(27)
Net Loan Fees	139	14
RRP Expense	9	61
Loss on Sale of Investments	9	-
Changes in Operating Assets and Liabilities
Decrease in Accrued Interest Receivable	312	121
Decrease in Other Assets	2	157
Increase in Accrued Income Tax	83	153
Decrease in Other Liabilities	(189)	(390)
Net Cash Provided by Operating Activities	345	278

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	13,034	6,957
Proceeds from Sales of Investment Securities	5,003	10,921
Purchases of Investment Securities	(19,319)	(8,118)
Investment in Mutual Funds, Net	250	5,000
Loan Originations and Principal Collections, Net	(34,228)	(12,729)
Proceeds from the Sale of Loans	13,259	-
Purchases of Premises and Equipment	(85)	(1,674)
Proceeds from Disposal of Property and Equipment	142	-
Net Cash Used in Investing Activities	(21,944)	(9,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Advances from Federal Home Loan Bank	15,452	(225)
Payment of Cash Stock Dividends	(257)	(251)
Increase in Deposits	4,496	2,204
Increase in Deposits for Escrows	26	74
Net Cash Provided by Financing Activities	19,717	1,802
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,882)	(6,947)
CASH AND CASH EQUIVALENTS – Beginning of Period	9,462	11,116
CASH AND CASH EQUIVALENTS - End of Period	$7,580	$4,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Interest	$2,852	$2,628
Income Taxes	-	-
Loans Transferred to Foreclosed Real Estate During the Period	469	-
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
Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  These unaudited financial statements should be read in conjunction with the Company’s 2007 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standard (“SFAS”) 128.  The components used in this computation were as follows:
	Three Months Ended June 30		Six Months Ended June 30
($ in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net (Loss) Income	$(232)	$293	$(106)	$389
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$(232)	$293	$(106)	$389
Denominator
Weighted-Average Shares Outstanding	1,285,800	1,234,453	1,285,800	1,234,453
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	-	38,389	-	38,017
Denominator for Diluted Earnings Per Share	1,285,800	1,272,842	1,285,800	1,272,470
Earnings (LOSS) Per Share
Basic	$(0.18)	$0.24	$(0.08)	$0.32
Diluted	(0.18)	0.23	(0.08)	0.31
Cash Dividends Per Share	$0.10	$0.10	$0.20	$0.20

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company.  The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006.  Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the ESOP and 401(k) plan was $30,000 and $58,000 for the three and six month periods ended June 30, 2008, respectively, compared to $55,000 and $103,000 for the same time periods ended June 30, 2007.

NOTE 4 – STOCK OPTION PLAN

On October 15, 1997, the stockholders approved the adoption of the GS Financial Corp. 1997 Stock Option Plan for the benefit of directors, officers and other key employees.  Under this plan, 343,850 shares of common stock were reserved for issuance pursuant to the exercise of stock options, of which 275,076 shares became fully vested and exercisable.  On October 15, 2007, the expiration date of the options, 30,000 options were exercised.

During 2005, the Company adopted SFAS No. 123(R) which replaced SFAS No. 123 and superseded APB Opinion No. 25.  Because all of the options that have been granted were vested as of June 30, 2007 and expired on October 15, 2007, there was no impact on net income and earnings per share for the three month periods ended June 30, 2008 and 2007.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions.  Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP.  The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.  The Company is accruing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998.  As of June 30, 2008 of the 125,028 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 110,153 had been earned and issued.  Compensation expense related to the RRP was $4,000 and $9,000 for the three and six month periods ended June 30, 2008, respectively, compared to $31,000 and $61,000 for the same time periods ended June 30, 2007.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
	Three Months Ended			Six Months Ended
($ in thousands, except per share data)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
SUMMARY OF INCOME
Interest Income	$3,019	$2,987	$2,733	$6,006	$5,387
Interest Expense	1,380	1,495	1,342	2,876	2,627
Net Interest Income	1,639	1,492	1,391	3,130	2,760
Provision (Reversal) for Loan Losses	-	-	(300)	-	(300)
Net Interest Income After Provision for Loan Losses	1,639	1,492	1,691	3,130	3,060
Non-Interest Income (Loss)	(525)	115	43	(410)	72
Non-Interest Expense	1,465	1,416	1,314	2,881	2,590
Net Income Before Taxes	(351)	191	420	(161)	542
Income Tax Expense	(119)	65	127	(55)	153
Net Income	(232)	126	293	(106)	389
SELECTED BALANCE SHEET DATA
Total Assets	$205,636	$200,521	$169,924
Loans Receivable, Net	138,838	129,815	105,466
Investment Securities	47,780	47,964	50,852
Deposit Accounts	134,341	133,330	125,194
Borrowings	42,438	37,537	16,817
Stockholders' Equity	27,462	28,118	26,986
SELECTED AVERAGE BALANCES
Total Assets	$201,195	195,421	$168,213	$198,324	$167,643
Loans Receivable, Net	133,097	124,287	100,720	128,719	98,009
Investment Securities	46,654	51,091	51,388	48,860	51,778
Deposit Accounts	133,638	130,778	124,580	132,216	123,608
Borrowings	37,956	34,931	15,273	36,452	15,749
Stockholders’ Equity	28,106	28,515	27,150	28,309	27,202
KEY RATIOS (1)
Return on average assets	(0.23%)	0.23%	0.70%	0.47%	0.47%
Return on average shareholders' equity	(1.70%)	1.43%	4.33%	2.89%	2.89%
Net Interest Margin	3.43%	3.44%	3.50%	3.32%	3.49%
Average loans to average deposits	102.06%	97.66%	83.84%	99.90%	81.67%
Average Interest-earning assets to interest-bearing liabilities	116.61%	117.75%	119.31%	117.17%	119.24%
Efficiency ratio	82.58%	88.17%	91.67%	85.24%	91.44%
Non-interest expense to average assets	2.93%	2.91%	3.13%	2.92%	3.12%
Allowance for loan losses to total loans	2.28%	2.57%	3.15%
Stockholders' equity to total assets	13.35%	14.02%	15.88%
COMMON SHARE DATA
Earnings Per Share
Basic	$(0.18)	$0.10	$0.24	$(0.08)	$0.32
Diluted	(0.18)	0.10	0.23	(0.08)	0.41
Dividends Paid Per Share	0.10	0.10	0.10	0.20	0.20
Book Value Per Share	21.56	21.87	20.97
Average Shares Outstanding
Basic	1,285,800	1,285,800	1,234,453	1,285,800	1,215,707
Diluted	1,285,800	1,285,800	1,272,842	1,285,800	1,272,470
(1)  Amounts are annualized where appropriate

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first and second quarters of 2008 and 2007.  Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”).  Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association.  The subsidiary had its name legally changed but remains a state-charted savings association.  This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1.  This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2007 annual report on Form 10-K.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans increased $20.2 million, or 16.5%, from year-end 2007 to the end of the second quarter of 2008.  Average loans for the second quarter of 2008 were $136.4 million, up $32.0 million (30.6%) compared to the second quarter of 2007.  Year-to-date average loans at June 30, 2008 totaled $132.1 million, up $30.4 million (29.9%) from the same time period in 2007. Table 1, which is based on regulatory reporting codes, shows loan balances at June 30, 2008 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2008		2007
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Real estate loans - residential	$69,439	$66,124	$62,481	$58,885	$55,282
Real estate loans - commercial and other	58,683	53,445	45,757	43,528	42,822
Real estate loans - construction	7,069	7,695	9,074	7,392	7,859
Consumer loans	1,625	1,041	913	668	658
Commercial business loans	5,260	4,929	3,625	2,779	2,264
Total Loans	$142,076	$133,234	$121,850	$113,252	$108,885
Average Total Loans During Period	$136,395	$127,719	$117,442	$111,274	$104,448

The Bank has hired three experienced commercial loan officers, a mortgage banking manager and a residential loan officer since the beginning of 2006.  The loan growth since the beginning of 2006 reflects the post-Katrina economic recovery in the Bank’s market area subsequent to Hurricane Katrina and the efforts of the new loan officers.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.  At June 30, 2008 the allowance for loan losses was $3.2 million, or 2.28% of total loans.  Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.  The allowance was reduced in the second quarter of 2008 as a specific reserve was assigned to a loan which was transferred to Other Real Estate owned upon foreclosure.  Reductions in the allowance were taken in the second quarter of 2007 and in the third quarter of 2006 to reflect improvements in the quality of the loan portfolio as borrowers have exceeded management’s initial expectations in meeting their obligations subsequent to Hurricane Katrina.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2008		2007
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Beginning Balance	$3,419	$3,432	$3,432	$3,432	$3,732
Provision for Losses	-	-	-	-	(300)
Loans Charged Off	181	13	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$3,238	$3,419	$3,432	$3,432	$3,432
Ratios
Charge-offs to average loans	0.53%	0.04%	0.00%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	447.23%	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	2.28%	2.57%	2.82%	3.03%	3.15%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at June 30, 2008 and at the end of the preceding four quarters.   The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due.  Nonperforming assets consist of loans on non-accrual status and foreclosed assets.  There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2008		2007
($ in thousands)	June 30	March 31	December 31	September 30	June 30
30-89 Days	$265	$5,574	$3,305	$4,054	$2,577
90+ Days	2,821	3,162	1,438	990	502
Total	$3,086	$8,736	$4,743	$5,044	$3,079
Ratios
Loans delinquent 90 days to total loans	1.99%	2.37%	1.18%	0.87%	0.46%
Total delinquent loans to total loans	2.17%	6.56%	3.89%	4.45%	2.83%
Allowance for loan losses to 90+ day delinquent loans	114.78%	108.13%	238.66%	346.67%	683.67%
Allowance for loan losses to total delinquent loans	104.92%	39.14%	72.36%	68.04%	111.46%

TABLE 4. NONPERFORMING ASSETS
	2008		2007
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Loans accounted for on a nonaccrual basis	$2,821	$3,162	$1,438	$1,310	$502
Foreclosed assets	469	85	-	-	-
Total nonperforming assets	$3,290	$3,247	$1,438	$1,310	$502
Ratios
Nonperforming assets to loans plus foreclosed assets	2.31%	2.44%	1.18%	1.16%	0.46%
Nonperforming assets to total assets	1.60%	1.62%	0.77%	0.74%	0.30%
Allowance for loan losses to nonperforming assets	98.42%	105.30%	238.66%	261.98%	683.67%

INVESTMENT IN SECURITIES
At June 30, 2008, the Company’s total securities available-for-sale were $47.8 million, compared to $47.7 million at December 31, 2007 and $50.9 million at June 30, 2007.

Effective June 30, 2008, the Company took an other-than-temporary impairment loss on its investment in mutual funds of $430,000, net of tax.  These mutual funds are invested primarily in adjustable-rate mortgage-backed securities.  The substantial price declines and an analysis of the underlying assets in the funds led management to make the determination that the losses in these funds were “other-than-temporary.”

At June 30, 2008, the net unrealized losses on the Company’s entire securities portfolio was $762,000 or 1.57% of amortized cost, compared to net unrealized losses of $167,000, or 0.35% of amortized cost at December 31, 2007.  These losses consist primarily of losses on collateralized mortgage obligations and agency securities as there has been some discounting in values relating to private CMO’s as a result of concerns with the overall mortgage market, and also rises in long-term interest rates in the second quarter of 2008 that have adversely affected longer-term investments with fixed coupon payments.  Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT PORTFOLIO
	June 30, 2008		December 31, 2007		June 30, 2007
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Agency Securities	$12,511	$12,293	$18,492	$18,421	$23,486	$22,949
Mortgage Backed Securities	17,171	17,057	8,849	8,912	6,536	6,512
Collateralized Mortgage Obligations	13,880	13,375	14,736	14,633	15,950	15,607
Mutual funds	4,891	5,055	5,837	5,781	5,836	5,784
Total Investments	$48,453	$47,780	$47,914	$47,747	$51,808	$50,852

DEPOSITS
At June 30, 2008, deposits were 3.7%, or $4.8 million, above the level at December 31, 2007 and up $9.1 million, or 7.3% from the level at the end of the second quarter of 2007.  Average deposits totaled $133.6 million in the second quarter of 2008, up $2.9 million (2.2%) from the first quarter of 2008 and up $9.1 million (7.5%) from the second quarter of 2007.

Table 6 presents the composition of average deposits for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007.

TABLE 6. DEPOSIT COMPOSITION
	Second Quarter 2008		First Quarter 2008		Second Quarter 2007
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$8,335	6.2%	$8,072	6.2%	$3,952	3.2%
NOW account deposits	24,470	18.3	23,345	17.8	20,606	16.5
Savings deposits	17,458	13.1	18,600	14.2	20,707	16.6
Time deposits	83,375	62.4	80,761	61.8	79,315	63.7
Total	$133,638	100.0%	$130,778	100.0%	$124,580	100.0%

BORROWINGS
At June 30, 2008, the Company’s borrowings from the Federal Home Loan Bank increased $15.5 million, or 57.3%, from December 31, 2007 and $25.6 million, or 152.4%, from June 30, 2007.  Average advances for the second quarter of 2008 were $38.0 million, an increase of $3.0 million, or 8.7%, from the first quarter of 2008 and an increase of $22.7 million, or 148.5%, from the prior year’s second quarter.  The increases were primarily to fund loan growth.  The Company is constantly evaluating its funding options to determine the most cost-effective means of funding its growth, and in the past year FHLB advances have been a cost-effective funding source.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At June 30, 2008, stockholders’ equity totaled $27.5 million, a decrease of $702,000 from December 31, 2007.  This decrease was due to a net loss of $106,000 for the six months ended June 30, 2008, an increase in unrealized losses on investment securities of $339,000 and cash dividends paid of $257,000.

From 1998 through 2003, the Company was regularly repurchasing shares of its common stock when shares were available at prices and amounts deemed prudent by management.  Purchases from 2004 through 2006 were primarily purchases of ESOP shares which had been allocated to the accounts of terminated employees.  Due to the highly capitalized condition of the Company, management believed in the past that these purchases, most of which were at a discount to book value, were an effective way to reduce capital while still enhancing shareholder value.  These shares have not been retired and could potentially serve as a source of capital funding should the need arise in the future.  Table 7 summarizes the repurchase of the shares of its common stock by year.

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

The ratios in Table 8 indicate that the Bank remained well capitalized for regulatory compliance purposes at June 30, 2008.   The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2008	2007
($ in thousands)	June 30	December 31	June 30
Tier 1 regulatory capital	$27,023	$27,197	$26,797
Tier 2 regulatory capital	1,600	1,260	1,154
Total regulatory capital	$28,623	$28,457	$27,951
Adjusted total assets	$204,879	$184,285	$169,373
Risk-weighted assets	$128,027	$103,236	$93,322
Ratios
Tier 1 capital to total assets	13.19%	14.76%	15.82%
Tier 1 capital to risk-weighted assets	21.11%	26.34%	28.71%
Total capital to risk-weighted assets	22.36%	27.57%	29.95%
Shareholders' equity to total assets	13.40%	15.26%	15.93%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first three and six months of 2008.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings and possible sales on the secondary market.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2008 and 2007.  The Company reported a net loss of $106,000 for the six months ended June 30, 2008, and generated a net cash increase of $383,000 from operations.  Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (accretion of discounts, and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data.  Table 9 illustrates some of the factors that the Company uses to measure liquidity.  The Company remains very liquid, though some liquidity is being utilized to fund loan growth.
TABLE 9. KEY LIQUIDITY INDICATORS
	2008	2007
($ in thousands)	June 30	December 31	June 30
Cash and cash equivalents	$7,580	$9,462	$4,169
Total loans	142,076	121,850	108,885
Total deposits	134,341	129,845	125,194
Deposits $100,000 and over	43,386	35,586	29,822
Ratios
Total loans to total deposits	105.76%	93.84%	86.98%
Deposits $100,000 and over to total deposits	32.30%	27.41%	23.82%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the second quarter of 2008 increased $146,000, or 9.8%, from the first quarter of 2008, with a 2.6% increase in earning assets and a 42 basis point reduction in cost of funds only being partially offset by a 3 basis point decrease in the yield on earning assets.  Second quarter net interest income for 2008 was up $248,000 or 17.8%, on average earning assets that were up 18.4% compared with the second quarter of 2007.  The year-to-year increase is thus primarily attributable to the increase in earning assets, as there was a one basis point drop in net interest margin from 3.44% for the second quarter of 2007 to 3.43% for the second quarter of 2008.  Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the first quarter of 2008 and the second quarter of 2007.

During the second quarter of 2008, interest income from earning assets was up $32,000, or 1.1%, from the first quarter of 2008.  This increase was due to the Company’s increased investment in loans.  The Company’s average investment in loans was up $8.7 million in the second quarter of 2008 compared to the first quarter of 2008 and average yield increased 8 basis points, resulting in a $150,000 increase in interest income.  This increase was partially offset by a $95,000 decrease in interest income from investment securities caused by both a reduction in the balances maintained in these assets as well as a 28 basis point decrease in average yield.  Interest income from earning assets was up $286,000, or 10.5%, from the second quarter of 2007.  This was primarily due to $30.0 million in growth in average earning assets only partially being offset by a 44 basis point decline in yield on earning assets, which was caused by significant rate declines, particularly in short-term rates.

During the second quarter of 2008, interest expense decreased $114,000, or 7.6%, from the first quarter of 2008 and increased $38,000, or 2.8%, from the second quarter of 2007.  The decrease from the first quarter was driven by decreases in deposit rates and certificates of deposit maturing and repricing into higher-yielding certificates, as well as the maturities and refinancing of some higher-yielding borrowings into borrowings with a lower yield.  The increase from the second quarter of 2007 is volume driven as the Company increased its average interest-bearing liabilities by $27.4 million from period to period.

The average cost on interest bearing deposits decreased to 3.15% for the second quarter of 2008, from 3.58% in the first quarter of 2008 and 3.76% in the second quarter of 2007.  These changes in rates contributed $125,000 and $192,000 of decreases in interest expense from the first quarter of 2008 and the second quarter of 2007, respectively.

Net interest income for the first six months of 2008 increased $370,000, or 13.4%, from the first six months of 2007 on average earning assets that were $27.8 million (17.2%) higher.  Table 12 shows the components of the Company’s net interest margin for the first six months of 2008 and 2007.  Net interest margin was 3.32% for the six months ended June 30, 2008 and 3.44% for the prior year’s period.  The yield on average earning assets decreased 34 basis points and the total interest cost of funding earning assets decreased 30 basis points compared to the first six months of 2007.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Second Quarter 2008			First Quarter 2008			Second Quarter 2007
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$136,395	$2,349	6.93%	$127,725	2,199	6.85%	$104,448	$1,919	7.37%
U.S. Agency securities	16,467	239	5.84	21,981	333	6.03	23,039	339	5.90
Mortgage-backed securities	11,123	143	5.17	8,804	120	5.42	6,323	87	5.52
Collateralized mortgage obligations	13,601	179	5.29	14,537	197	5.39	16,218	229	5.66
Mutual funds	5,463	61	4.49	5,769	67	4.62	5,808	76	5.24
Total investment in securities	46,654	622	5.36	51,091	717	5.64	51,388	731	5.70
FHLB stock	1,726	12	2.80	1,547	12	3.09	996	13	5.13
Federal funds sold and demand deposits	7,332	36	1.97	6,805	59	3.45	5,311	70	5.32
Total interest-earning assets	192,107	3,019	6.32%	187,168	2,987	6.35%	162,143	2,733	6.76%
NONINTEREST-EARNING ASSETS
Other assets	12,386			11,685			9,799
Allowance for loan losses	(3,298)			(3,432)			(3,729)
Total assets	$201,195			$195,421			$168,213

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$24,471	128	2.10%	$23,345	159	2.71%	$20,606	171	3.34%
Savings deposits	17,458	32	0.74	18,601	40	0.86	20,707	65	1.25
Time deposits	83,374	820	3.96	80,761	891	4.39	79,315	895	4.53
Total interest-bearing deposits	125,303	980	3.15	122,707	1,090	3.58	120,628	1,131	3.76
Borrowings	37,956	401	4.25	34,931	405	4.61	15,273	211	5.54
Total interest-bearing liabilities	163,259	1,381	3.40%	157,638	1,495	3.82%	135,901	1,342	3.96%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	8,335			8,072			3,946
Other liabilities	1,495			1,196			1,216
Shareholders' equity	28,106			28,515			27,150
Total liabilities and shareholders' equity	$201,195			$195,421			$168,213
Net interest income and margin		$1,638	3.43%		$1,492	3.21%		$1,391	3.44%
Net interest-earning assets and spread	$28,848		2.92%	$29,670		2.53%	$26,243		2.80%
Cost of funding interest-earning assets			2.89%			3.20%			3.32%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Second Quarter 2008 Compared to:
	First Quarter of 2008			Second Quarter of 2007
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$78	$72	$150	$491	$(61)	$430
U.S. Agency securities	(34)	(60)	(94)	(48)	(52)	(100)
Mortgage-backed securities	17	6	23	52	4	56
Collateralized mortgage obligations	(6)	(12)	(18)	(27)	(23)	(50)
Mutual funds	(2)	(4)	(6)	(2)	(13)	(15)
Total investment in securities	(25)	(70)	(95)	(25)	(84)	(109)
FHLB stock	1	(1)	-	5	(6)	(1)
Federal funds sold and demand deposits	1	(24)	(23)	9	(43)	(34)
Total interest income	55	(23)	32	480	(194)	286

INTEREST EXPENSE
NOW account deposits	$3	$(34)	$(31)	$18	$(61)	$(43)
Savings deposits	(1)	(7)	(8)	(5)	(28)	(33)
Time deposits	13	(84)	(71)	28	(103)	(75)
Total interest-bearing deposits	15	(125)	(110)	41	(192)	(151)
Borrowings	17	(21)	(4)	233	(43)	190
Total interest expense	32	(146)	(114)	274	(235)	39
Change in net interest income	23	123	146	206	41	247

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$132,084	$4,548	6.92%	$101,741	$3,712	7.36%
U.S. Agency securities	19,209	571	5.99	22,193	646	5.87
Mortgage-backed securities	9,970	263	5.30	5,119	144	5.67
Collateralized mortgage obligations	14,066	376	5.38	16,532	459	5.60
Mutual funds	5,615	128	4.58	7,323	204	5.18
Total investment in securities	48,860	1,338	5.51	51,167	1,453	5.65
FHLB stock	1,637	24	2.95	989	27	5.45
Federal funds sold and demand deposits	7,070	95	2.70	7,323	195	5.38
Total interest-earning assets	189,651	6,006	6.37%	161,220	5,387	6.71%
NONINTEREST-EARNING ASSETS
Other assets	12,037			10,153
Allowance for loan losses	(3,364)			(3,730)
Total assets	$198,324			$167,643

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$23,911	$287	2.41%	$19,724	$313	3.20%
Savings deposits	18,026	72	0.80	21,340	133	1.25
Time deposits	82,075	1,711	4.19	78,904	1,747	4.47
Total interest-bearing deposits	124,012	2,070	3.36	119,968	2,193	3.69
Borrowings	36,458	806	4.45	15,749	433	5.54
Total interest-bearing liabilities	160,470	2,876	3.60%	135,717	2,626	3.90%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	8,204			3,640
Other liabilities	1,341			1,084
Shareholders' equity	28,309			27,202
Total liabilities and shareholders' equity	$198,324			$167,643
Net interest income and margin		$3,130	3.32%		$2,760	3.44%
Net interest-earning assets and spread	$26,263		2.77%	$26,263		2.81%
Cost of funding interest-earning assets			3.05%			3.23%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Six Months 2008 Compared to:
	First Six Months of 2007
	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate
INTEREST INCOME (LOSS)
Loans	$1,045	$(209)	$836
U.S. Agency securities	(89)	15	(74)
Mortgage-backed securities	128	(9)	119
Collateralized mortgage obligations	(66)	(17)	(83)
Mutual funds	(39)	(37)	(76)
Total investment in securities	(66)	(48)	(114)
FHLB stock	10	(13)	(3)
Federal funds sold and demand deposits	(3)	(97)	(100)
Total interest income (loss)	986	(367)	619

INTEREST EXPENSE
NOW account deposits	$50	$(76)	$(26)
Savings deposits	(13)	(48)	(61)
Time deposits	66	(102)	(36)
Total interest-bearing deposits	103	(226)	(123)
Borrowings	458	(85)	373
Total interest expense	561	(311)	250
Change in net interest income	425	(56)	369

PROVISION FOR LOAN LOSSES
The Company has made no provision for loan losses in 2008.  The Company made a reversal of $300,000 of its provision for loan losses in the second quarter of 2007 due to the ongoing improvement in credit quality as the Company’s borrowers continue to recover from the impact of Hurricane Katrina.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income, excluding securities transactions, increased $92,000 for the second quarter of 2008 compared to the same time period in 2007 and increased $178,000 for the first six months of 2008 compared to the first six months of 2007, both primarily the result of increased gains on sales of mortgage loans in the secondary market.  Losses from securities transactions in the second quarter of 2008 of $660,000 include a $651,000 other-than-temporary impairment loss relating to the Company’s investments in mortgage-related mutual funds and $9,000 from the sales of certain securities.  There were no security sales in the first six months of 2007.  The major categories of non-interest income for the three and six months ended June 30, 2008 and 2007 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2008	June 30, 2007	Percentage Increase (Decrease)	June 30, 2008	June 30, 2007	Percentage Increase (Decrease)
Service charges on deposit accounts	$11	$6	83%	$16	$10	60%
ATM fees	4	3	33	7	4	75
Early closing penalties	1	2	(50)	2	6	(67)
Income from real estate held for investment	14	13	8	28	26	8
Gain on Sales of Mortgage Loans	92	18	411	187	22	750
Miscellaneous	13	1	1,200	10	4	150
Total noninterest income before securities transactions	135	43	214	250	72	247
Securities impairments and losses, net of gains from sales	(660)	-	(a)	(660)	-	(a)
Total noninterest income	$(525)	$43	(a)	$(410)	$72	(a)
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the second quarter of 2008 totaled $1.5 million, a $151,000 (11%) increase from the second quarter of 2007.    For the first six months of 2008, non-interest expenses were $2.9 million, a $291,000 (11%) increase from 2007.    Non-interest expense for the three and six months ended June 30, 2008 and 2007 are presented in Table 15 below.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2008	June 30, 2007	Percentage Increase (Decrease)	June 30, 2008	June 30, 2007	Percentage Increase (Decrease)
Employee compensation	$661	$583	13%	$1,300	$1,129	15%
Employee benefits	207	234	(12)	432	481	(10)
Total personnel expense	868	817	6	1,732	1,610	8
Net occupancy expense	201	152	32	401	288	39
Ad Valorem taxes	75	64	17	150	129	16
Data processing costs	74	67	10	145	138	5
Advertising	13	23	(43)	25	44	(43)
ATM server expenses	10	11	(9)	19	17	12
Professional fees	64	51	25	112	100	12
Deposit insurance and supervisory fees	29	26	12	58	53	9
Printing and office supplies	32	30	7	54	60	(10)
Telephone	20	18	11	37	32	16
Dues and subscriptions	23	27	(15)	48	52	(8)
Other operating expenses	56	28	100	100	67	49
Total non-interest expense	$1,465	$1,314	11%	$2,881	$2,590	11%
Efficiency Ratio	82.58%	91.67%		85.24%	91.44%

Personnel costs, which represent the largest component of non-interest expense, increased $51,000, or 6.2% to $868,000 in the second quarter of 2008 compared to $817,000 in the second quarter of 2007.  Personnel costs increased $122,000, or 7.6%, to $1.6 million in the first half of 2008.  Both increases relate to the Company’s increase in headcount as it added two banking locations in the second half of 2007.

Occupancy expense increased $49,000, or 32.2%, in the second quarter of 2008 compared with the same period in 2007 and increased $113,000, or 39.2% for the first six months of 2008 compared with the first six months of 2007.  This is the result of increases in utilities, maintenance and repairs, insurance and depreciation primarily relating to the re-opening of the Canal St. location and the opening of the Westbank branch in the latter half of 2007.

While non-interest expense increased in both the three month and six month periods ended June 30, 2008, compared with the same periods in the prior year, the rate of increase was slower than that of asset and revenue growth.  This is evidenced by the improvement in the Company’s efficiency ratio to 82.58% and 85.24% for the three and six month periods ended June 30, 2008, compared with 91.67% and 91.44% for the same periods in 2007.

Although operating earnings are not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the operating earnings are an important indication of our ability to generate earnings through our fundamental banking business.  Since operating earnings exclude the effects of certain items that are unusual and/or difficult to predict, we believe that our operating earnings provide useful supplemental information to both management and investors in evaluating the Company’s financial results.

Operating earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data calculated in accordance with GAAP.  Moreover, the manner in which we calculate our operating earnings may differ from that of other companies reporting measures with similar names.

Reconciliations of the Company’s GAAP and operating earnings for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007 and for the six months ended June 30, 2008 and 2007 follow in Table 16:

TABLE 16. RECONCILIATION OF GAAP EARNINGS TO OPERATING EARNINGS

	For the Three Months Ended			For the Six Months Ended
(in thousands, except per share data)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
GAAP (Loss) Earnings	$(232)	$126	$293	$(106)	$389
Adjustments to GAAP (loss) earnings:
Loss on other-than-temporary impairment of securities	651	-	-	651	-
Reversal of provision for loan losses	-	-	(300)	-	(300)
Income tax effect	(221)	-	102	(221)	102
Operating Earnings	$198	$126	$95	$324	$191

Diluted GAAP (Loss) Earnings per Share	$(.18)	$.10	$.23	$(.08)	$.31
Adjustments to diluted GAAP (loss) earnings per share:
Loss on other-than-temporary impairment of securities	.33	-	-	.33	-
Reversal of provision for loan losses	-	-	(.16)	-	(.16)
Diluted operating earnings per share	$.15	$.10	$.07	$.25	$.15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2008.  Management believes there have been no material changes in the Company’s market risk since December 31, 2007.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On April 22, 2008, the Company held an Annual Meeting of Stockholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors.  Shareholders of record as of March 7, 2008, received proxy materials and were considered eligible to vote on these proposals.  The following is a brief summary of each proposal and the result of the vote.

		For	Withhold	Against	Abstain
1.	To elect two directors for a three year term expiring in 2011:

	Bradford A. Glazer	1,058,045	203,890	n/a	-
	Bruce A. Scott	1,077,211	184,724	n/a	-

2.	To ratify the appointment of the Company’s independent registered public accounting firm:	1,170,644	-	90,239	1,052

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

3.1*	Articles of Incorporation of GS Financial Corp.
3.2*	Bylaws of GS Financial Corp.
4.1*	Stock Certificate of GS Financial Corp.
10.1**	GS Financial Corp. Stock Option Plan
10.2**	GS Financial Corp. Recognition and Retention Plan and Trust Agreement for Employees and Non-Employee Directors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

**	Incorporated herein by reference from the definitive proxy statement, dated September 16, 1997, filed by the Registrant with the SEC (Commission File No. 000-22269)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Date:	August 14, 2008	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	August 14, 2008	By:	/s/ J. Andrew Bower
J. Andrew Bower Chief Financial Officer