Form 10-Q
period 2008-09-30
GS FINANCIAL CORP
filed 2008-11-14
CIK 1029630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30, 2008

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number: 0-22269

GS FINANCIAL CORP.

(Exact Name of Registrant as Specified in its Charter)

           Louisiana                                                                                                                                 72-1341014__       _______
(State or Other Jurisdiction of                                       (IRS Employer Identification No.)
Incorporation or Organization)
  3798 Veterans Blvd.
Metairie, LA 70002

(Address of Principal Executive Offices)

(504) 457-6220

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding at November 14, 2008
Common Stock, par value $.01 per share	1,278,466 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS Financial Corp.
Condensed Consolidated Statements of Financial Condition

($ in thousands)	9/30/2008	12/31/2007
	(Unaudited)	(See Note 1)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$2,994	$2,485
Interest-Bearing Deposits from Other Banks	2,950	6,008
Federal Funds Sold	596	969
Total Cash and Cash Equivalents	6,540	9,462
Securities Available-for-Sale, at Fair Value	48,618	47,747
Loans, Net	149,333	118,477
Accrued Interest Receivable	1,549	1,828
Premises & Equipment, Net	5,715	5,874
Stock in Federal Home Loan Bank, at Cost	2,290	1,220
Foreclosed Assets	844	-
Real Estate Held-for-Investment, Net	439	450
Other Assets	1,651	1,429
Total Assets	$216,979	$186,487

LIABILITIES
Deposits
Interest-Bearing Deposits	$128,392	$123,825
Non-interest-Bearing Deposits	9,763	5,685
Total Deposits	138,155	129,510
FHLB Advances	49,920	26,986
Other Liabilities	1,555	1,827
Total Liabilities	189,630	158,323

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value	$-	$-
Authorized - 5,000,000 shares
Issued - 0 shares
Common Stock - $.01 Par Value	34	34
Authorized - 20,000,000 shares
Issued - 3,438,500 shares
Additional Paid-in Capital	34,546	34,546
Unearned RRP Trust Stock	(143)	(158)
Treasury Stock (2,152,700 Shares at September 30, 2008 and December 31, 2007)	(32,062)	(32,062)
Retained Earnings	25,697	25,919
Accumulated Other Comprehensive Loss	(723)	(115)
Total Stockholders' Equity	27,349	28,164
Total Liabilities & Stockholders' Equity	$216,979	$186,487
The accompanying notes are an integral part of these financial statements.

GS Financial Corp.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$2,501	$2,092	$7,049	$5,804
Investment Securities	687	707	2,026	2,160
Other Interest Income	26	62	145	284
Total Interest and Dividend Income	3,214	2,861	9,220	8,248

INTEREST EXPENSE
Deposits	935	1,211	3,004	3,405
Advances from Federal Home Loan Bank	478	237	1,284	670
Interest Expense	1,413	1,448	4,288	4,075

NET INTEREST INCOME	1,801	1,413	4,932	4,173
PROVISION (Reversal) FOR LOAN LOSSES	-	-	-	(300)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,801	1,413	4,932	4,473

NON-INTEREST EXPENSE
Salaries and Employee Benefits	831	866	2,563	2,476
Occupancy Expense	215	179	616	467
Other Expenses	402	396	1,150	1,088
Total Non-Interest Expense	1,448	1,441	4,329	4,031
NET INCOME (Loss) BEFORE NON-INTEREST INCOME AND INCOME TAXES	353	(28)	603	442

NON-INTEREST INCOME (Loss)
Net (Loss) on Available-for-Sale Securities	(21)	-	(681)	-
Other Income	74	109	324	181
Total Non-Interest Income (Loss)	53	109	(357)	181

INCOME BEFORE INCOME TAXES	406	81	246	623
INCOME TAX EXPENSE	136	12	82	165
NET INCOME	$270	$69	$164	$458

EARNINGS PER SHARE
Basic	$0.21	$0.06	$0.13	$0.37
Diluted	$0.21	$0.06	$0.13	$0.36
The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands)	Common Stock	Additional Paid- in Capital	Treasury Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2006	$ 34	$ 34,701	$ (32,493)	$ (523)	$ 25,764	$ (319)	$ 27,164
Comprehensive Income:
Net Income	-	-	-	-	458	-	458
Other Comprehensive Income
Unrealized net holding gains on securities, net of taxes	-	-	-	-	-	75	75
Total Comprehensive Income	-	-	-	-	458	75	533
Dividends Declared	-	-	-	-	(390)	-	(390)
Balances at September 30, 2007	$ 34	$ 34,701	$ (32,493)	$ (523)	$ 25,832	$ (244)	$ 27,307

Balances At December 31, 2007	$ 34	$ 34,546	$ (32,062)	$ (158)	$ 25,919	$ (115)	$ 28,164
Comprehensive Income:
Net Income	-	-	-	-	164	-	164
Other Comprehensive Loss
Unrealized net holding losses on securities, net of taxes	-	-	-	-	-	(608)	(608)
Total Comprehensive Income	-	-	-	-	164	(608)	(444)
Distribution of RRP Stock	-	-	-	15	-	-	15
Dividends Declared	-	-	-	-	(386)	-	(386)
Balances at September 30, 2008	$ 34	$ 34,546	$ (32,062)	$ (143)	$ 25,697	$ (723)	$ 27,349

GS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$164	$458
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	216	157
Discount Accretion Net of Premium Amortization	(138)	10
Investment Impairment and Realized Losses	669
Reversal of Provision for Loan Losses	-	(300)
Non-cash Dividend - FHLB Stock	(33)	(40)
Gain on Sale of Premises and Equipment	(17)
Net Loan Fees	(192)	23
RRP Expense	12	91
Loss on Sale of Foreclosed Assets	1
Changes in Operating Assets and Liabilities
Decrease in Accrued Interest Receivable	279	172
Decrease in Prepaid Income Taxes	-	165
Increase in Accrued Interest - FHLB Advances	59	-
Increase in Other Assets	(222)	(385)
Increase in Accrued Income Tax	107	-
(Decrease) Increase in Other Liabilities	(330)	126
Net Cash Provided by Operating Activities	575	477

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Investment Securities	16,112	8,184
Proceeds from Sales of Investment Securities	5,003
Purchases of Investment Securities	(23,875)	(8,118)
Sale of Investment in Mutual Funds	750	5,000
Purchases of FHLB Stock	(1,037)
Loan originations and principal collections, Net	(44,853)	(24,268)
Proceeds from the Sale of Foreclosed Assets	85
Proceeds from the Sale of Loans	13,259	8,653
Purchases of Premises and Equipment	(171)	(2,284)
Proceeds from Disposal of Premises and Equipment	142	-
Net Cash Used in Investing Activities	(34,585)	(12,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Advances from Federal Home Loan Bank	22,934	372
Payment of Cash Stock Dividends	(386)	(380)
Increase in Deposits	8,645	8,417
Increase (Decrease) in Deposits for Escrows	(105)	164
Net cash provided by financing activities	31,088	8,573
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,922)	(3,783)
CASH AND CASH EQUIVALENTS – Beginning of Period	9,462	11,117
CASH AND CASH EQUIVALENTS - End of Period	$6,540	$7,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$4,289	$4,075
Income Taxes	$-	$-
Loans Transferred to Foreclosed Real Estate During the Period	$929	$-

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the nine-months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited financial statements should be read in conjunction with the Company’s 2007 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standards No. 128.

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net Income	$ 270	$ 69	$ 164	$ 458
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$ 270	$ 69	$ 164	$ 458
Denominator
Weighted-Average Shares Outstanding	1,278,466	1,234,453	1,278,231	1,234,453
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	-	22,857	-	32,964
Denominator for Diluted Earnings Per Share	1,278,466	1,257,310	1,278,231	1,267,417
Earnings Per Share
Basic	$ 0.21	$ 0.06	$ 0.13	$ 0.37
Diluted	$ 0.21	$ 0.06	$ 0.13	$ 0.36
Cash Dividends Per Share	$ 0.10	$ 0.10	$ 0.30	$ 0.30

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the ESOP and 401(k) plan was $29,000 and $87,000 for the three and nine-month periods ended September 30, 2008, respectively, compared to $25,000 and $128,000 for the same period ended September 30, 2007.

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

During 2005, the Company adopted SFAS No. 123(R) which replaced SFAS No. 123 and superseded APB Opinion No. 25. Because all of the stock options that had been granted were fully vested as of June 30, 2007 and expired on October 15, 2007, no stock-based compensation expense was required to be recognized.

NOTE 5 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP”) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP. The Company is recognizing this expense over the ten-year vesting period based on the price of the stock ($12.50/share) when the plan was modified in September, 1998. As of September 30, 2008, of the 134,159 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 120,198 have been earned and issued. Compensation expense related to the RRP was $3,000 and $12,000 for the three and nine-month periods ended September 30, 2008, respectively, compared to $30,000 and $91,000 for the same time periods ended September 30, 2007.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
	At or For The Three Months Ended			At or For The Nine Months Ended
($ in thousands, except per share data)	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
SUMMARY OF INCOME
Interest Income	$ 3,214	$ 3,019	$ 2,861	$ 9,220	$ 8,248
Interest Expense	1,413	1,380	1,448	4,288	4,075
Net Interest Income	1,801	1,639	1,413	4,932	4,173
Provision (Reversal) for Loan Losses	-	-	-	-	(300)
Net Interest Income After Provision for Loan Losses	1,801	1,639	1,413	4,932	4,473
Non-Interest Income (Loss)	53	(525)	109	(357)	181
Non-Interest Expense	1,448	1,465	1,441	4,329	4,031
Net Income (Loss) Before Taxes	406	(351)	81	246	623
Income Tax Expense (Benefit)	136	(119)	12	82	165
Net Income (Loss)	270	(232)	69	164	458
SELECTED BALANCE SHEET DATA
Total Assets	$ 216,979	$ 205,636	$ 177,268	$ 216,979	$ 177,268
Loans Receivable, Net	149,333	138,838	109,820	149,333	109,820
Investment Securities	48,618	47,780	50,128	48,618	50,128
Deposit Accounts	138,155	134,341	131,407	138,155	131,407
Borrowings	49,920	42,438	17,414	49,920	17,414
Stockholders' Equity	27,349	27,462	27,307	27,349	27,307
SELECTED AVERAGE BALANCES
Total Assets	$ 214,224	$ 201,195	$ 173,891	$ 203,788	$ 169,749
Loans Receivable, Net	144,980	133,097	107,842	134,149	98,009
Investment Securities	50,837	46,654	50,380	49,540	51,307
Deposit Accounts	135,991	133,638	128,440	133,471	125,234
Borrowings	49,241	37,956	17,056	40,738	16,189
Stockholders’ Equity	27,479	28,106	27,152	27,962	27,202
KEY RATIOS (1)
Return on average assets	0.50%	(0.23%)	0.16%	0.11%	0.36%
Return on average shareholders' equity	3.93%	(1.70%)	1.02%	0.78%	2.25%
Net Interest Margin	3.52%	3.43%	3.38%	3.38%	3.42%
Average loans to average deposits	108.78%	102.06%	86.63%	102.93%	83.47%
Average Interest-earning assets to interest- bearing liabilities	116.09%	116.61%	117.27%	117.45%	118.61%
Efficiency ratio	78.10%	82.58%	94.68%	94.62%	92.58%
Non-interest expense to average assets	2.70%	2.93%	3.29%	2.83%	3.17%
Allowance for loan losses to total loans	1.85%	2.28%	3.03%	1.85%	3.03%
Stockholders' equity to total assets	12.60%	13.35%	15.40%	12.60%	15.40%
COMMON SHARE DATA
Earnings (Loss) Per Share
Basic	$ 0.21	$ (0.18)	$ 0.06	$ 0.13	$ 0.37
Diluted	0.21	(0.18)	0.06	0.13	0.36
Dividends Paid Per Share	0.10	0.10	0.10	0.30	0.30
Book Value Per Share	21.39	21.56	22.12	21.39	22.12
Average Shares Outstanding
Basic	1,278,466	1,274,015	1,234,453	1,278,231	1,234,453
Diluted	1,278,466	1,274,015	1,257,310	1,278,231	1,267,417
(1) Amounts are annualized where appropriate

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary for the quarter and nine months ended September 30, 2008. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association. The subsidiary had its name legally changed but remains a state-charted savings association. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2007 Annual Report on Form 10-K.

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

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
Total loans, net of allowance for loan losses, increased $30.9 million, or 26.0%, from year-end 2007 to the end of the third quarter of 2008. Average loans for the third quarter of 2008 were $147.9 million, up $36.6 million (32.9%) compared to the third quarter of 2007. Year-to-date average loans at September 30, 2008 totaled $137.4 million, up $32.9 million (31.5%) from the same time period in 2007. Table 1, which is based on regulatory reporting codes, shows loan balances at September 30, 2008 and at the end of the four prior quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2008			2007
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Real estate loans - residential	$ 77,240	$ 69,439	$ 66,124	$ 62,481	$ 58,885
Real estate loans - commercial and other	60,851	58,683	53,445	45,757	43,528
Real estate loans - construction	7,534	7,069	7,695	9,074	7,392
Consumer loans	1,992	1,625	1,041	913	668
Commercial business loans	4,534	5,260	4,929	3,625	2,779
Total Loans	$ 152,151	$ 142,076	$ 133,234	$ 121,850	$ 113,252
Average Total Loans During Three-Month Period	$ 147,934	$ 136,395	$ 127,719	$ 117,442	$ 111,274

The Bank has hired three experienced commercial loan officers, a mortgage banking manager, and a residential loan officer since the beginning of 2006. The loan growth since the beginning of 2006 reflects the economic recovery in the Bank’s market area subsequent to Hurricane Katrina, the efforts of the new loan officers, and the benefits of an expanded branch network.

All loans carry a degree of credit risk. Management’s evaluation of this risk ultimately is reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense. At September 30, 2008 the allowance for loan losses was $2.8 million, or 1.9% of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters. The allowance was reduced in the third quarter of 2008 as a specific reserve was assigned to a loan which was transferred to Other Real Estate owned upon foreclosure.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2008			2007
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning Balance	$ 3,238	$ 3,419	$ 3,432	$ 3,432	$ 3,432
Provision for Losses	-	-	-	-	-
Loans Charged Off	420	181	13	-	-
Recoveries of loans previously charged off	-	-	-	-	-
Ending Balance	$ 2,818	$ 3,238	$ 3,419	$ 3,432	$ 3,432
Ratios
Charge-offs to average loans	0.28%	0.13%	0.01%	0.00%	0.00%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	167.74%	447.23%	n/a	n/a	n/a
Allowance for loan losses to ending loans	1.85%	2.28%	2.57%	2.82%	3.03%

Tables 3 and 4 set forth the Company’s delinquent loans and nonperforming assets at September 30, 2008 and at the end of the preceding four quarters. The balances presented in Table 3 are total principal balances outstanding on the loans rather than the actual principal past due. Nonperforming assets consist of loans on non-accrual status and foreclosed assets. There were no loans 90 days delinquent and still accruing interest at the end of any of the five quarters presented.

TABLE 3. DELINQUENT LOANS
	2008			2007
($ in thousands)	September 30	June 30	March 31	December 31	September 30
30-89 Days	$ 749	$ 265	$ 5,574	$ 3,305	$ 4,054
90+ Days	2,075	2,821	3,162	1,438	990
Total	$ 2,824	$ 3,086	$ 8,736	$ 4,743	$ 5,044
Ratios
Loans delinquent 90 days to total loans	1.36%	1.99%	2.37%	1.18%	0.87%
Total delinquent loans to total loans	1.86%	2.17%	6.56%	3.89%	4.45%
Allowance for loan losses to 90+ day delinquent loans	135.83%	114.78%	108.13%	238.66%	346.67%
Allowance for loan losses to total delinquent loans	99.79%	104.92%	39.14%	72.36%	68.04%

TABLE 4. NONPERFORMING ASSETS
	2008			2007
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Loans accounted for on a nonaccrual basis	$ 2,075	$ 2,821	$ 3,162	$ 1,438	$ 1,310
Foreclosed assets	844	469	85	-	-
Total nonperforming assets	$ 2,919	$ 3,290	$ 3,247	$ 1,438	$ 1,310
Ratios
Nonperforming assets to loans plus foreclosed assets	1.91%	2.31%	2.44%	1.18%	1.16%
Nonperforming assets to total assets	1.35%	1.60%	1.62%	0.77%	0.74%
Allowance for loan losses to nonperforming assets	96.55%	98.42%	105.30%	238.66%	261.98%

INVESTMENT IN SECURITIES
At September 30, 2008, the Company’s total securities available-for-sale were $48.6 million, compared to $47.7 million at December 31, 2007 and $50.0 million at September 30, 2007.

Effective June 30, 2008, the Company took an other-than-temporary impairment loss on its investment in mutual funds of $430,000, net of tax. These mutual funds are invested primarily in adjustable-rate mortgage-backed securities. The substantial price declines and an analysis of the underlying assets in the funds led management to make the determination that the losses in these funds were “other-than-temporary” as of June 30, 2008.

At September 30, 2008, the net unrealized losses on the Company’s entire securities portfolio was $1.1 million or 2.2% of amortized cost, compared to net unrealized losses of $167,000, or 0.4% of amortized cost at December 31, 2007. These losses consist primarily of reductions in market value on collateralized mortgage obligations as there has been some discounting in values relating to private CMOs as a result of concerns with the overall mortgage market and also rises in long-term interest rates in the third quarter of 2008 that have adversely affected longer-term investments with fixed coupon payments. Management believes that these losses are temporary in nature and will reverse themselves when interest rates become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
	September 30, 2008		December 31, 2007		September 30, 2007
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Agency Securities	$ 10,010	$ 9,778	$ 18,492	$ 18,421	$ 23,487	$ 23,341
Mortgage Backed Securities	21,773	21,805	8,849	8,912	5,935	5,947
Collateralized Mortgage Obligations	13,540	12,909	14,736	14,633	15,240	15,060
Mutual funds	4,393	4,126	5,837	5,781	5,836	5,780
Total Investment Securities	$ 49,716	$ 48,618	$ 47,914	$ 47,747	$ 50,498	$ 50,128

DEPOSITS
At September 30, 2008, deposits had grown 6.7%, or $8.6 million, above the level at December 31, 2007 and were up $6.7 million, or 5.1% from the level at the end of the third quarter of 2007. Average deposits totaled $136.0 million in the third quarter of 2008, up $2.4 million (1.8%) from the second quarter of 2008 and up $7.6 million (5.9%) from the third quarter of 2007.

Table 6 presents the composition of average deposits for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007.

TABLE 6. DEPOSIT COMPOSITION
	Third Quarter 2008		Second Quarter 2008		Third Quarter 2007
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 9,101	6.69%	$8,335	6.20%	$4,340	3.40%
NOW account deposits	25,841	19.00	24,470	18.3	23,821	18.5
Savings deposits	16,519	12.15	17,458	13.1	19,783	15.4
Time deposits	84,530	62.16	83,375	62.4	80,496	62.7
Total	$ 135,991	100.00%	$133,638	100.00%	$128,440	100.00%

BORROWINGS
At September 30, 2008, the Company’s borrowings from the Federal Home Loan Bank increased $22.9 million, or 85.0%, from December 31, 2007 and $32.5 million, or 186.7%, from September 30, 2007. Average advances for the third quarter of 2008 were $49.2 million, an increase of $11.3 million, or 29.7%, from the second quarter of 2008 and an increase of $32.2 million, or 188.7%, from the prior year’s third quarter. The increases were primarily to fund loan growth. The Company is constantly evaluating its funding options to determine the most cost-effective means of funding its growth, and in the past year FHLB advances have been a cost-effective funding source.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At September 30, 2008, stockholders’ equity totaled $27.3 million, a decrease of $815,000 from December 31, 2007. This decrease was primarily due to an increase in unrealized losses, net of tax, on investment securities of $608,000 and cash dividends paid of $386,000, partially offset by net income of $164,000 for the nine-months ended September 30, 2008.

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

The Board of Directors at their meeting on October 21, 2008, approved the commencement of another stock repurchase program which provides for the repurchase of up to 64,250 shares, or approximately 5.0%, of GS Financial Corp.’s outstanding common stock, from time to time, in open market or privately negotiated transactions. The repurchases will be made over a one year period, or such longer amount of time as may be necessary to complete the repurchase plan.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.70
2005	3,907	74	19.06
2006	17,763	300	16.87
2007	10,468	188	18.00
2008	-	-	-
Total Stock Repurchases	2,182,700	$ 32,681	$ 14.97

The ratios in Table 8 indicate that the Bank remained well capitalized for regulatory compliance purposes at September 30, 2008. The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2008	2007
($ in thousands)	September 30	December 31	September 30
Tier 1 regulatory capital	$ 27,329	$ 27,197	$ 26,579
Tier 2 regulatory capital	1,689	1,260	1,243
Total regulatory capital	$ 29,018	$ 28,457	$ 27,822
Adjusted total assets	$ 217,380	$ 184,285	$ 176,191
Risk-weighted assets	$ 135,118	$ 103,236	$ 99,462
Ratios
Tier 1 capital to adjusted total assets	12.57%	14.76%	15.09%
Tier 1 capital to risk-weighted assets	20.23%	26.34%	26.72%
Total capital to risk-weighted assets	21.48%	27.57%	27.97%

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

With respect to liabilities, our liquidity management strategy focuses on growing the Bank’s base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on Deposits and Borrowings discuss changes in these liability-funding sources in the first three and nine-months of 2008.

Liquidity management as it pertains to assets primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible sales on the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine-months of 2008 and 2007. The Company reported net income of $164,000 for the nine-months ended September 30, 2008, and experienced a net cash decrease of $2.9 million from operations. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (accretion of discounts and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data. Table 9 illustrates some of the factors that the Company uses to measure liquidity. The Company remains highly liquid, though some liquidity is being utilized to fund loan growth.

TABLE 9. KEY LIQUIDITY INDICATORS
	2008	2007
($ in thousands)	September 30	December 31	September 30
Cash and cash equivalents	$ 6,540	$ 9,462	$ 7,334
Total loans	152,151	121,850	113,252
Total deposits	138,155	129,510	131,407
Deposits $100,000 and over	51,011	35,586	33,936
Ratios
Total loans to total deposits	110.13%	94.09%	86.18%
Deposits $100,000 and over to total deposits	36.92%	27.48%	25.83%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the third quarter of 2008 increased $163,000, or 10.0%, from the second quarter of 2008, with a 6.4%, increase in average interest-earning assets and a 19 basis point reduction in the average cost of funds which was partially offset by a 3 basis point decrease in the average yield on interest-earning assets. Third quarter net interest income for 2008 was up $388,000, or 27.5%, on average interest-earning assets that increased $37.9 million, or 22.8%, from the third quarter of 2007. The year-to-year increase in net interest income is primarily attributable to the increase in interest-earning assets and the increase in net interest margin from 3.38% for the third quarter of 2007 to 3.52% for the third quarter of 2008. Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the second quarter of 2008 and the third quarter of 2007.

During the third quarter of 2008, interest income from interest-earning assets was up $195,000, or 6.5%, from the second quarter of 2008. This increase was primarily due to the Company’s average investment in loans which was up $11.5 million in the third quarter of 2008 compared to the second quarter of 2008 and was partially offset by a 17 basis point decrease in the average yield over the same period. The $65,000, or 10.0%, increase in investment securities interest income from the second quarter of 2008 to the third quarter of 2008 also contributed to the overall increase in interest income over the same period and was due to the purchase of additional mortgage-backed securities. Interest income from interest-earning assets was up $353,000, or 12.3%, from the third quarter of 2007. This was primarily due to $37.9 million, or 22.8%, in growth in average interest-earning assets and was partially offset by a 52 basis point decline in the yield on earning assets, which was caused by significant rate declines, particularly in short-term rates.

During the third quarter of 2008, interest expense increased $32,000, or 2.3%, from the second quarter of 2008 and decreased $35,000, or 2.4%, from the third quarter of 2007. The increase from the second quarter was driven by increases in average deposit rates and certificates of deposit maturing and repricing into higher-yielding certificates. The decrease from the third quarter of 2007 is due to an 84 basis point reduction in the overall cost of funds which was primarily driven by the refinancing of some existing higher-costing FHLB borrowings into borrowings with a lower rate, a reduction in our deposit rates as maturing certificates of deposit were renewed at lower rates particularly during the first of half of 2008, and growth in the non-interest bearing deposit base of $4.8 million (109.7%).

Net interest income for the first nine-months of 2008 increased $759,000, or 18.2%, from the first nine-months of 2007 on average interest-earning assets that were $34.0 million (20.1%) higher. Net interest margin was 3.38% for the nine-months ended September 30, 2008 and 3.42% for the same period in prior year. The average yield on interest-earning assets decreased 44 basis points and the total cost of funding interest-earning assets decreased 40 basis points compared to the first nine-months of 2007. Table 12 shows the components of the Company’s net interest margin for the first nine-months of 2008 and 2007.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Third Quarter 2008			Second Quarter 2008			Third Quarter 2007
($ in thousands)	Average Balance	Interest	Average Yield/	Average Balance	Interest	Average Yield/	Average Balance	Interest	Average Yield/
			Cost			Cost			Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 147,934	$ 2,501	6.76%	$ 136,395	$ 2,349	6.93%	$ 111,274	$ 2,092	7.46%
U.S. Agency securities	12,220	179	5.86	16,467	239	5.84	23,031	343	5.91
Mortgage-backed securities	21,151	303	5.73	11,123	143	5.17	6,258	94	5.93
Collateralized mortgage obligations	12,895	155	4.81	13,601	179	5.29	15,304	193	5.06
Mutual funds	4,571	50	4.38	5,463	61	4.49	5,787	77	5.28
Total investment in securities	50,837	687	5.41	46,654	622	5.36	50,380	707	5.57
FHLB stock	2,158	9	1.67	1,726	12	2.80	1,009	13	5.13
Federal funds sold and demand deposits	3,533	17	1.92	7,332	36	1.97	3,873	49	5.32
Total interest-earning assets	204,462	3,214	6.29%	192,107	3,019	6.32%	166,536	2,861	6.81%
NONINTEREST-EARNING ASSETS
Other assets	12,715			12,386			10,787
Allowance for loan losses	(2,953)			(3,298)			(3,432)
Total assets	$ 214,224			$ 201,195			$ 173,891

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 25,841	$ 141	2.18%	$ 24,471	$ 128	2.10%	$ 23,820	$ 198	3.30%
Savings deposits	16,519	31	0.75	17,458	32	0.74	19,783	62	1.25
Time deposits	84,530	763	3.61	83,374	820	3.96	80,496	951	4.69
Total interest-bearing deposits	126,890	935	2.95	125,303	980	3.15	124,099	1,211	3.87
Borrowings	49,241	478	3.88	37,956	401	4.25	17,056	237	5.52
Total interest-bearing liabilities	176,131	1,413	3.21%	163,259	1,381	3.40%	141,155	1,448	4.05%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	9,101			8,335			4,340
Other liabilities	1,513			1,495			1,244
Shareholders' equity	27,479			28,106			27,152
Total liabilities and shareholders' equity	$ 214,224			$ 201,195			$ 173,891
Net interest income and margin		$ 1,801	3.52%		$ 1,638	3.43%		$ 1,413	3.38%
Net interest-earning assets and spread	$ 28,331		3.08%	$ 28,848		2.92%	$ 25,381		2.76%
Cost of funding interest-earning assets			2.76%			2.89%			3.47%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST INCOME
	Third Quarter 2008 Compared to:
	Second Quarter of 2008			Third Quarter of 2007
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	$ 199	$ (47)	$ 152	$ 689	$ (280)	$ 409
U.S. Agency securities	(62)	2	(60)	(161)	(3)	(164)
Mortgage-backed securities	129	31	160	224	(15)	209
Collateralized mortgage obligations	(9)	(15)	(24)	(30)	(8)	(38)
Mutual funds	(10)	(1)	(11)	(16)	(11)	(27)
Total investment in securities	48	17	65	17	(37)	(20)
FHLB stock	3	(6)	(3)	15	(19)	(4)
Federal funds sold and demand deposits	(19)	-	(19)	(4)	(28)	(32)
Total interest income	231	(36)	195	717	(364)	353

INTEREST EXPENSE
NOW account deposits	$ 7	$ 6	$ 13	$ 17	$ (74)	$ (57)
Savings deposits	(2)	1	(1)	(10)	(21)	(31)
Time deposits	11	(68)	(57)	48	(236)	(188)
Total interest-bearing deposits	16	(61)	(45)	55	(331)	(276)
Borrowings	119	(42)	77	447	(206)	241
Total interest expense	135	(103)	32	502	(537)	(35)
Change in net interest income	96	67	163	215	173	388

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
($ in thousands)	Average	Interest	Average	Average	Interest	Average
	Balance		Yield/ Cost	Balance		Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 137,376	$ 7,049	6.84%	$ 104,530	$ 5,804	7.36%
U.S. Agency securities	16,879	750	5.92	22,465	989	5.88
Mortgage-backed securities	13,718	537	5.22	5,503	218	5.30
Collateralized mortgage obligations	13,677	561	5.47	16,118	672	5.57
Mutual funds	5,266	178	4.51	7,221	281	5.21
Total investment in securities	49,540	2,026	5.45	51,307	2,160	5.63
FHLB stock	1,811	33	2.43	996	40	5.37
Federal funds sold and demand deposits	5,898	112	2.53	6,256	244	5.21
Total interest-earning assets	194,625	9,220	6.32%	163,089	8,248	6.76%
NONINTEREST-EARNING ASSETS
Other assets	12,390			10,290
Allowance for loan losses	(3,227)			(3,630)
Total assets	$ 203,788			$ 169,749

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 24,556	$ 428	2.32%	$ 20,839	$ 531	3.41%
Savings deposits	17,524	101	0.77	20,946	195	1.25
Time deposits	82,893	2,475	3.98	79,521	2,679	4.50
Total interest-bearing deposits	124,973	3,004	3.20	121,306	3,405	3.75
Borrowings	40,738	1,284	4.20	16,189	670	5.53
Total interest-bearing liabilities	165,711	4,288	3.45%	137,495	4,075	3.96%
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	8,497			3,640
Other liabilities	1,618			1,412
Shareholders' equity	27,962			27,202
Total liabilities and shareholders' equity	$ 203,788			$ 169,749
Net interest income and margin		$ 4,932	3.38%		$ 4,173	3.42%
Net interest-earning assets and spread	$ 28,914		2.87%	$ 26,263		2.80%
Cost of funding interest-earning assets			2.94%			3.34%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST INCOME
	First Nine Months 2008 Compared to:
	First Nine Months of 2007
	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate
INTEREST INCOME
Loans	$ 1,824	$ (579)	$ 1,245
U.S. Agency securities	(246)	7	(239)
Mortgage-backed securities	325	(6)	319
Collateralized mortgage obligations	(102)	(9)	(111)
Mutual funds	(76)	(27)	(103)
Total investment in securities	(99)	(35)	(134)
FHLB stock	33	(40)	(7)
Federal funds sold and demand deposits	(14)	(118)	(132)
Total interest income (loss)	1,744	(772)	972

INTEREST EXPENSE
NOW account deposits	$ 95	$ (198)	$ (103)
Savings deposits	(32)	(62)	(94)
Time deposits	114	(318)	(204)
Total interest-bearing deposits	177	(578)	(401)
Borrowings	1,016	(402)	614
Total interest expense	1,193	(980)	213
Change in net interest income	551	208	759

PROVISION FOR LOAN LOSSES
The Company has made no provision for loan losses in 2008. The Company recorded a reversal of $300,000 of its provision for loan losses in the second quarter of 2007 due to the ongoing improvement in credit quality as the Company’s borrowers continue to recover from the impact of Hurricane Katrina.

For a more detailed discussion of changes in the allowance for loan losses, nonperforming assets and general credit quality, see the earlier section on Loans and Allowance for Loan Losses. The future level of the allowance for loan losses will reflect management’s ongoing evaluation of credit risk based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income, excluding securities transactions, decreased $36,000 for the third quarter of 2008 compared to the same period in 2007 and increased $142,000 for the first nine-months of 2008 compared to the first nine-months of 2007, primarily due to the increased gains on the sales of mortgage loans during the first half of 2008 which have decreased during the third quarter of 2008 when compared to the previous year. Losses from securities transactions in the first nine-months of 2008 of $680,000 include a $651,000 other-than-temporary impairment charge related to the Company’s investments in mortgage-related mutual funds and $29,000 from the sales of certain securities. There were no security sales in the first nine-months of 2007. The major categories of non-interest income for the three and nine-months ended September 30, 2008 and 2007 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2008	September 30, 2007	Percentage Increase (Decrease)	September 30, 2008	September 30, 2007	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 10	$ 6	67%	26	$ 16	63%
ATM fees	4	2	100	11	6	83
Early closing penalties	3	4	(25)	5	10	(50)
Income from real estate held for investment	14	13	8	42	39	8
Gain on Sales of Mortgage Loans	34	82	(59)	221	104	113
Miscellaneous	9	2	300	19	6	200
Total noninterest income before securities transactions	74	109	(33)	324	181	78
Securities impairments and losses, net of gains from sales	(21)	-	(a)	(681)	-	(a)
Total noninterest income	$ 53	$ 109	(a)	(357)	$ 181	(a)
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the third quarter of 2008 totaled $1.4 million, a $7,000 (0.5%) increase from the third quarter of 2007. For the first nine-months of 2008, non-interest expenses were $4.3 million, a $298,000 (7.4%) increase from 2007.   Non-interest expense for the three and nine-months ended September 30, 2008 and 2007 are presented in Table 15 below.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2008	September 30, 2007	Percentage Increase (Decrease)	September 30, 2008	September 30, 2007	Percentage Increase (Decrease)
Employee compensation	$ 645	$ 667	(3%)	$ 1,945	$ 1,797	8%
Employee benefits	186	199	(7)	618	679	(9)
Total personnel expense	831	866	(4)	2,563	2,476	4
Net occupancy expense	215	179	20	616	467	32
Ad Valorem taxes	75	64	17	225	193	17
Data processing costs	105	78	35	250	216	16
Advertising	10	61	(84)	35	105	(67)
ATM server expenses	8	12	(33)	27	29	(7)
Professional fees	49	43	14	161	143	13
Deposit insurance and supervisory fees	40	27	48	98	80	23
Printing and office supplies	23	34	(32)	77	94	(18)
Telephone	22	15	47	59	47	26
Dues and subscriptions	24	33	(27)	72	85	(15)
Other operating expenses	46	29	59	146	96	52
Total non-interest expense	$ 1,448	$ 1,441	0%	$ 4,329	$ 4,031	7%
Efficiency Ratio	78.10%	91.67%		94.62%	91.44%

Personnel costs, which represent the largest component of non-interest expense, decreased $35,000, or 4.0% to $831,000 in the third quarter of 2008 compared to $866,000 in the third quarter of 2007. Personnel costs increased $87,000, or 3.5%, to $2.6 million in the first nine-months of 2008. The increase in personnel costs for the first nine-months of 2008 is due to an increase in staffing as two banking offices were opened in the second half of 2007. The decrease in third quarter 2008  personnel costs is due to employee turnover in positions which were not filled before the end of the quarter.

Occupancy expense increased $36,000, or 20.1%, in the third quarter of 2008 compared with the same period in 2007 and increased $149,000, or 31.9% for the first nine-months of 2008 compared with the first nine-months of 2007. This is a result of increases in utilities, maintenance and repairs, insurance and depreciation primarily related to the re-opening of the Bank’s Canal Street office and the opening of the Westbank branch office in the latter half of 2007.

While non-interest expense increased in the three-month period ended September 30, 2008, the rate of increase was slower than that of asset and revenue growth, evidenced by the improvement in the Company’s efficiency ratio from 91.7% to 78.1% when compared to the third quarter of 2007. The rate of increase in non-interest expense for the nine-months ended September 30, 2008 was also less than that of asset growth during the same period. However, the securities impairments and losses during the period caused the efficiency ratio to increase from 91.4% to 94.7% when compared to the previous year.

Although operating earnings are not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that operating earnings are an important indication of our ability to generate earnings through our fundamental banking business. Since operating earnings exclude the effects of certain items that are unusual and/or difficult to predict, we believe that our operating earnings provide useful supplemental information to both management and investors in evaluating the Company’s financial results.

Operating earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data calculated in accordance with GAAP. Moreover, the manner in which we calculate our operating earnings may differ from that of other companies reporting measures with similar names.

Reconciliations of the Company’s GAAP and operating earnings for the three-months ended September 30, 2008, June 30, 2008 and September 30, 2007 and for the nine-months ended September 30, 2008 and 2007 follow in Table 16:

TABLE 16. RECONCILIATION OF GAAP EARNINGS TO OPERATING EARNINGS

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2008	2008	2007	2008	2007
GAAP (Loss) Earnings	$ 270	$ (232)	$ 69	$ 164	$ 458
Adjustments to GAAP (loss) earnings:
Loss on other-than-temporary impairment of securities	-	651	-	651	-

Reversal of provision for loan losses	-	-	-	-	(300)
Income tax effect	-	(221)	-	(221)	102
Operating Earnings	$ 270	$ 198	$ 69	$ 594	$ 260

Diluted GAAP (Loss) Earnings per Share	$ 0.21	$ (0.18)	$ 0.06	$ 0.13	$ 0.36
Adjustments to diluted GAAP (loss) earnings
per share:
Loss on other-than-temporary impairment	-	0.33	-	0.34	-
of securities
Reversal of provision for loan losses	-	-	-	-	(0.16)
Diluted operating earnings per share	$ 0.21	$ 0.15	$ 0.06	$ 0.47	$ 0.20

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2008. Management believes there have been no material changes in the Company’s market risk since December 31, 2007.

Item 4 - Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

GS FINANCIAL CORP.

Date:	November 14, 2008	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	November 14, 2008	By:	/s/ Stephen F. Theriot
Stephen F. Theriot Principal Financial Officer