Form 10-K
period 2008-12-31
GS FINANCIAL CORP
filed 2009-03-27
CIK 1029630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
☒

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008 (the last business day of GS Financial’s most recently completed second fiscal quarter) was approximately $14.9 million.

As of March 27, 2009, GS Financial Corp. had 1,276,141 shares of common stock outstanding.

Documents Incorporated by Reference	Part of 10-K in which incorporated
Proxy Statement dated March 31, 2009 Annual Report to Shareholders for the year ended December 31, 2008	Part III Part II, Part IV

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

ORGANIZATION AND RECENT DEVELOPMENTS

GS Financial Corp. (the “Company” or “GS Financial”) was incorporated under Louisiana law on December 24, 1996 and registered with the Office of Thrift Supervision as a savings and loan holding company.  The Company commenced operations on April 1, 1997 as the parent of Guaranty Savings Bank (the “Bank” or “Guaranty”), which until June, 2006 was known as Guaranty Savings and Homestead Association and has been in continuous operation in the greater New Orleans area since 1937.  The Bank is a Federally chartered savings association.

The Company, through its investment in the Bank, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Bank’s five branch offices.  The Bank serves commercial, small business, and retail customers, offering a variety of transaction and savings deposit products and secured loan products.  Guaranty offers very few unsecured loans and does not provide trust or investment management services.  As of December 31, 2008, the Company had assets of approximately $221.9 million and deposits of approximately $140.1 million.  As of December 31, 2008, the assets of the Bank constituted virtually all of the assets of GS Financial.

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

The growth of electronic communication and commerce over the Internet influences the Company’s competitive environment in several ways.  Entities have been formed which deliver financial services, provide access to financial products, and conduct transactions exclusively through the Internet.  Internet-based services have been and are being developed that are designed to enhance the value of traditional financial products.  The Internet also has made it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products.  Guaranty operates a website to provide information about the Company and to market the Bank’s products and services.  During 2004, the Bank began offering online banking services and expects to expand these features in the future as part of its overall market strategy.

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

General
The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), is registered with and subject to OTS regulations, examinations, supervision, and reporting.  As a subsidiary of a savings and loan holding company, Guaranty Savings Bank is subject to certain restrictions in its dealings with the Company and any affiliates thereof.

The Company’s primary regulator is the Office of Thrift Supervision (“OTS”) which provides ongoing supervision through regular examinations and other means.  Prior to December 31, 2008, the Bank, by virtue of its state charter was subject to the rules and regulations of the Louisiana Office of Financial Institutions (“OFI”). On December 31, 2008, the Bank amended and restated its charter to become a Federally chartered savings association. The regulation of savings banks focuses on evaluating management’s ability to identify, assess, and control risk in all areas of the institution’s operations in a safe and sound manner.   Regulators have a wide range of enforcement actions available to deal with institutions with unacceptable levels of risk.  These actions could have a material impact on the Bank's financial results and could impose additional limits on the Bank’s ability to pay dividends to the Company.

Payment of Dividends
GS Financial is a legal entity separate and distinct from its subsidiary.  The principal source of cash flow for GS Financial, including cash flow to pay dividends on its capital stock, is dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company.  The payment of dividends by the Bank may be affected by other factors, such as the requirement to maintain capital at or above regulatory guidelines.  See “Capital Adequacy and Related Matters” below.

Capital Adequacy and Related Matters
Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The OTS has established capital standards applicable to all savings institutions.  The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

OTS capital standards currently require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain tangible capital of 1.5 percent, core capital of 3.0 percent, and risk based capital of 8.0 percent.  Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill.  Tangible capital is essentially the same, but does not include qualifying supervisory goodwill.  At December 31, 2008, the Bank had no goodwill or other intangible assets which would be deducted in computing its tangible capital.  At December 31, 2008, Guaranty Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 11.56 percent, 11.56 percent, and 19.31 percent respectively.

Holding Company Structure
There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution.  However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may impose on the savings institution.

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, as discussed under “Qualified Thrift Lender Test,” then such unitary holding company shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

Limitations on Transactions with Affiliates
Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution.  Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, and other similar transactions.  In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors, and principal stockholders.  Under Section 22(h), secured loans to a director, an executive officer, a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program  that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer, principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior Board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2008, Guaranty Savings Bank was in compliance with the above restrictions.

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

Insurance of Accounts
The deposits of Guaranty Savings Bank are insured to the maximum amount permitted by the Deposit Insurance Fund, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government.  As an insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

The FDIC may terminate the deposit insurance of any insured depository institution, including Guaranty Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the FDIC.  It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If the insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

Qualified Thrift Lender Test
The Qualified Thrift Lender (“QTL”) Test measures the Bank’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business, and liquid investments in an amount not to exceed 20% of assets).  Generally, qualified thrift investments (“QTI’s”) consists of residential housing related assets.  The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI’s to qualify for tax treatment as a building and loan association.  At December 31, 2008, 90.16% of the Bank’s assets were invested in QTI’s which exceeds the 65% required to qualify the Bank under the QTL test. Currently, the tax benefits for savings associations relative to banks are minimal.

EMPLOYEES

As of December 31, 2008, the Company and the Bank employed a total of 42 employees, all of which are on a full-time basis.  The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life, and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

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

Hurricane Katrina hit the greater New Orleans area in August 2005.  The hurricane caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas.  While rebuilding efforts continue, there is a great deal of uncertainty as to the economic climate for the New Orleans metropolitan area given the need to address the multitude of interdependent problems such as: the full scale return of tourism and its job promotion, the housing shortage, uncertainty as to the availability of homeowner’s insurance, the full restoration of basic water, gas, and electrical services, health care, the transportation network, and the flood prevention system.  There can be no assurance that the repairs and improvements made in the wake of Hurricane Katrina will withstand another hurricane or tropical storm.

Hurricane Katrina affected our loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans.  As a result of the hurricane, we made a $4.8 million provision for loan losses in 2005.  During 2007 and 2006 we reversed approximately $300,000 and $2.0 million, respectively, of such provisions.  No reversal or provision was made in 2008. The after effects of the hurricane may continue to affect our loan quality, loan originations into the future, and could adversely impact our deposit base.

Our ability to compete effectively in the banking business in the future, especially with financial institutions whose operations are not concentrated in the affected area or which have greater resources than we do, will depend primarily on our ability to continue normal business operations and grow despite the impact of the hurricane.  The severity and duration of these effects will depend on a variety of factors that are beyond our control, including the amount and timing of government, private, and philanthropic investment (including deposits) in the region, the pace of rebuilding and economic recovery in the region, and the extent to which the hurricane’s property damage is covered by insurance.

None of the effects described above can be accurately predicted or quantified at this time.  As a result, some uncertainty remains regarding the impact Hurricane Katrina will have on the business, financial condition, and results of operations of the Bank.  Further, the area in which we operate may experience hurricanes and other storms in the future, and some of those hurricanes and storms may have effects similar to those caused by Hurricane Katrina.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

The operations of savings associations are affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists, and other factors beyond our control may adversely affect our results of operations.  Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the risk factor below.  Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures, nonperforming assets, and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations.  We are particularly sensitive to changes in economic conditions and related uncertainties in the metropolitan New Orleans area because we derive substantially all of our loans, deposits and other business from this area.  Accordingly, we remain subject to the risks associated with prolonged declines in our local economy.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as Guaranty Savings Bank are dependent to a large degree on net interest income, which represents the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can impact our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, the interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Changes in interest rates can also affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and  the fair value of derivatives, if any, carried on our balance sheet, derivative hedge effectiveness testing, and the amount of ineffectiveness recognized in our earnings.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control.  Although we believe that the estimated maturities of our interest-earning assets are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

There are increased risks involved with commercial real estate and construction lending activities.

Our lending activities include loans secured by commercial real estate.  In addition, we originate loans for the construction of residential and commercial use properties.  Commercial real estate and construction lending is generally considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which typically do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  Our lending activities also include: commercial business loans to small and medium size businesses, which are secured by various equipment, machinery and other corporate assets;  a wide variety of consumer loans, including home improvement loans, home equity loans, education loans; and loans secured by automobiles, boats, mobile homes, recreational vehicles, and other personal property.  Although commercial business loans and consumer loans typically have shorter terms and higher interests rates than mortgage loans, they may involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases.  There can be no assurance that any future declines in real estate market conditions, general economic conditions, or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

We are subject to extensive regulation which could adversely affect our business and operations.

We and our subsidiary are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors.  In addition, we and our subsidiary are subject to changes in federal and state laws, as well as changes in regulations, governmental policies, and accounting principles.  The effects of any such potential changes cannot be predicted but could adversely affect the business and our operations in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions such as: savings and loan associations, savings banks, finance companies, credit unions, and other providers of financial services including money market mutual funds, brokerage firms, consumer finance companies, and insurance companies.  We also compete with non-financial institutions including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Certain of our competitors are larger financial institutions with substantially greater resources, higher lending limits, larger branch systems, and a wider array of commercial banking services.  Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology.  In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs.  As a result, our future success will depend, in part, on our ability to address our customers’ needs by using technology.  We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers.  Many of our competitors have far greater resources than we have to invest in technology.

Item 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:	PROPERTIES

The Company owns one building in Metairie, Louisiana.  A portion of this building is leased to Guaranty Savings Bank and serves as a mortgage production office.  The Company’s executive offices are located in Metairie, Louisiana in the main office facility owned by the Bank.  In addition to these properties, the Bank owns three branch facilities located in New Orleans, Mandeville, and Harvey, Louisiana.  The facility in New Orleans was closed in 2005 subsequent to Hurricane Katrina, but re-opened for business in August 2007.  The remaining location, in Ponchatoula, Louisiana, is subject to a lease which management considers to be reasonable and appropriate to its location.  In 2006, the Bank acquired land for future development of a bank location in Covington, Louisiana.  The Company and the Bank make portions of its property available for lease to third parties, although such leasing activity is not material to the Company’s overall operations.  Management makes sure that all locations, whether owned or leased, are maintained in suitable condition.  Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, or possible sales.

The Bank, from time to time, may acquire property interests in settlement of loans.  As of December 31, 2008, the Bank held undeveloped land located in the area of greater New Orleans known as New Orleans East due to foreclosure in 2008.

Item 3:	LEGAL PROCEEDINGS

There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is subject.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The Company’s stock is traded on The NASDAQ Global Market under the symbol GSLA.  Shareholders of record for, quarterly high and low stock prices of, and cash dividends declared on GS Financial common stock are set forth in the Common Stock and Market Prices and Dividends sections of the Annual Report to Shareholders for the year ended December 31, 2008, included in Exhibit 13.0 hereto and which is incorporated herein by reference.  Equity Compensation Plan information is incorporated herein by reference to Item 12 hereof.

(b)	Not applicable.

(c)	There were no purchases made by or on behalf of the Company of shares of common stock of the Company during the fourth quarter of 2008.

Item 6:	SELECTED FINANCIAL DATA

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of GS Financial’s 2008 Annual Report to Shareholders and is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of GS Financial’s 2008 Annual Report to Shareholders is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp. and Subsidiary, the accompanying Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm contained in GS Financial’s 2008 Annual Report to Shareholders are hereby incorporated herein by reference from Exhibit 13.0 hereto.

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

Item 9B:	OTHER INFORMATION

Not applicable.

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors and Executive Officers.  Information about the directors, director nominees, and executive officers of GS Financial Corp. in compliance with Section 16(a) of the Exchange Act and information concerning GS Financial’s audit committee is included in the sections captioned, "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers,"— Committees and Meetings of the Board of Directors" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" included in GS Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 (the “Proxy Statement”) on Definitive Schedule 14A filed with the SEC and is hereby incorporated herein by reference.

Code of Ethics.  We have adopted a code of  conduct and ethics applicable to our directors and all employees. The text of this code of conduct and ethics may be found on our website at www.gsfinancialcorp.com.  We intend to file information regarding any waiver from any provision of our code of ethics on Form 8-K, as required by the listing standards of the NASDAQ Stock Market.  Amendments to the code of ethics will be posted on our website at www.gsfinancialcorp.com.

Item 11:	EXECUTIVE COMPENSATION

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

Equity Compensation Plan Information.  As of December 31, 2008 the Company had no equity compensation plans in place requiring disclosure under Item 201(d) of Regulation S-K.

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

PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company and its subsidiary are incorporated by reference from Item 8 in Part II of this Form 10-K (see Exhibit 13.0).

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2008 and 2007
Consolidated Statements of (Loss) Income – Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Comprehensive (Loss) Income – Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

(a)(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)	Exhibits

No.	Description	Location
3.1	Articles of Incorporation of GS Financial Corp.	(1)
3.2	Bylaws of GS Financial Corp.	(2)
4.1	Stock Certificate of GS Financial Corp.	(1)
10.1	GS Financial Corp. Amended and Restated Recognition and Retention Plan and Trust Agreement*	(3)
10.2	Letter Agreement, dated as of December 8, 2005, by and between Guaranty Savings and Homestead Association and Stephen E. Wessel*	(4)
10.3	Letter Agreement, signature dated and accepted as of February 29, 2008, by and between Guaranty Savings Bank and Stephen E. Wessel*	(5)
10.4	Letter Agreement between Guaranty Savings Bank and Stephen E. Wessel, dated as of November 20, 2008	(3)
13.0	2008 Annual Report to Stockholders	Included herewith
21.0	Subsidiaries of the Registrant - Information reported in Item 1	Included herewith
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Included herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Included herewith
32.0	Certification pursuant to 18 U.S.C. Section 1350	Included herewith
___________________
*	Denotes management compensation plan or arrangement.

(1)	Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

(2)	Incorporated herein by reference from the annual report on Form 10-K for the year ended December 31, 2007, filed by the Registrant with the SEC on March 31, 2008 (Commission File No. 000-22269).

(3)	Incorporated herein by reference from the current report on Form 8-K, filed by the registrant with the SEC on November 24, 2008 (Commission File No. 000-22269).

(4)	Incorporated herein by reference from the current report on Form 8-K, dated December 8, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(5)	Incorporated herein by reference from the current report on Form 8-K, dated February 29, 2008 filed by the registrant with the SEC (Commission File No. 000-22269).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.

Dated: March 27, 2009	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert J. Zahn, Jr.	Chairman of the Board and Director	March 27, 2009
Albert J. Zahn, Jr.

/s/ Stephen E. Wessel	President and Chief Executive Officer	March 27, 2009
Stephen E. Wessel

/s/ Bruce A. Scott	Executive Vice President and Director	March 27, 2009
Bruce A. Scott

/s/ Stephen F. Theriot	Chief Financial Officer	March 27, 2009
Stephen F. Theriot	(principal financial and accounting officer)

/s/ Edward J. Bourgeois	Director	March 27, 2009
Edward J. Bourgeois

/s/ Stephen L. Cory	Director	March 27, 2009
Stephen L. Cory

/s/ Bradford A. Glazer	Director	March 27, 2009
Bradford A. Glazer

/s/ Hayden W. Wren, III	Director	March 27, 2009
Hayden W. Wren, III