Form 10-Q
period 2009-03-31
GS FINANCIAL CORP
filed 2009-05-15
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009			Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Louisiana				72-1341014
(State of Incorporation)				(IRS Employer Identification No.)

3798 Veterans Blvd.
Metairie, LA 70002
(Address of Principal Executive Offices)

(504) 457-6220
(Registrant’s Telephone Number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                          [X]  Yes       [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                  [  ]  Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common Stock, par value $.01 per share	1,269,307 shares

GS FINANCIAL CORP.

TABLE OF CONTENTS
Page

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Statements of Financial Condition	1
	Consolidated Statements of Income	2
	Consolidated Statements of Changes in Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5
	Selected Consolidated Financial Data	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 1a	Risk Factors	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	19
Item 4	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	19
Item 6	Exhibits	19
SIGNATURES EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
	(In Thousands)
ASSETS
Cash and Cash Equivalents
Cash & Amounts Due from Depository Institutions	$ 2,917	$ 2,313
Interest-Bearing Deposits in Other Banks	6,315	569
Federal Funds Sold	8,532	323
Total Cash and Cash Equivalents	17,764	3,205

Securities Available-for-Sale, at Fair Value	50,216	47,617
Loans, Net of Allowance for Loan Losses of $2,693 and
$2,719, Respectively	170,364	158,523
Accrued Interest Receivable	1,556	1,612
Other Real Estate	461	461
Premises and Equipment, Net	5,763	5,756
Stock in Federal Home Loan Bank, at Cost	2,351	2,300
Real Estate Held-for-Investment, Net	434	436
Other Assets	2,094	1,960
Total Assets	$ 251,003	$ 221,870

LIABILITIES
Deposits
Noninterest-bearing	$ 10,143	$ 7,970
Interest-bearing	160,600	132,145
Total Deposits	170,743	140,115

Advance Payments by Borrowers for Taxes and Insurance	70	167
FHLB Advances	49,853	52,002
Other Liabilities	2,325	2,028
Total Liabilities	222,991	194,312

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized,	$ -	$ -
None Issued
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized,	34	34
3,438,500 Shares Issued
Additional Paid-in Capital	34,548	34,546
Unearned RRP Trust Stock	(137)	(143)
Treasury Stock (2,162,359 Shares at March 31, 2009 and
2,152,700 Shares at December 31, 2008)	(32,179)	(32,062)
Retained Earnings	25,654	25,404
Accumulated Other Comprehensive Income (Loss)	92	(221)
Total Stockholders' Equity	28,012	27,558
Total Liabilities & Stockholders' Equity	$ 251,003	$ 221,870

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDED INCOME
Loans, Including Fees	$ 2,747	$ 2,199
Investment Securities	636	717
Other Interest Income	5	71
Total Interest and Dividend Income	3,388	2,987

INTEREST EXPENSE
Deposits	1,020	1,090
Advances from Federal Home Loan Bank	493	405
Total Interest Expense	1,513	1,495

NET INTEREST INCOME	1,875	1,492
PROVISION FOR LOAN LOSSES	-	-
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,875	1,492

NON-INTEREST INCOME
Loss on Securities	(2)	-
Gain on Sale of Loans	358	95
Other Income	17	20
Total Non-Interest Income	373	115

NON-INTEREST EXPENSE
Salaries and Employee Benefits	919	864
Occupancy Expense	198	200
Ad Valorem Taxes	58	75
Other Expenses	501	277
Total Non-Interest Expense	1,676	1,416

INCOME BEFORE INCOME TAX EXPENSE	572	191
INCOME TAX EXPENSE	194	65
NET INCOME	$ 378	$ 126

EARNINGS PER SHARE - BASIC	$ 0.30	$ 0.10
EARNINGS PER SHARE - DILUTED	$ 0.30	$ 0.10

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
		Additional		Unearned		Other	Total
	Common	Paid-in	Treasury	RRP Trust	Retained	Comprehensive	Stockholders'
(In Thousands)	Stock	Capital	Stock	Stock	Earnings	Income (Loss)	Equity
Balances At December 31, 2007	$ 34	$ 34,546	$ (32,062)	$ (158)	$ 25,919	$ (115)	$ 28,164
Comprehensive Income:
Net Income	-	-	-	-	126	-	126
Other Comprehensive Loss,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	(41)	(41)
Total Comprehensive Income (Loss)	-	-	-	-	126	(41)	85
Dividends Declared	-	-	-	-	(128)	-	(128)
Balances at March 31, 2008	$ 34	$ 34,546	$ (32,062)	$ (158)	$ 25,917	$ (156)	$ 28,121

Balances At December 31, 2008	$ 34	$ 34,546	$ (32,062)	$ (143)	$ 25,404	$ (221)	$ 27,558
Comprehensive Income:
Net Income	-	-	-	-	378	-	378
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	313	313
Total Comprehensive Income	-	-	-	-	378	313	691
Distribution of RRP Stock	-	2	-	6	-	-	8
Purchase of Treasury Stock	-	-	(117)	-	-	-	(117)
Dividends Declared	-	-	-	-	(128)	-	(128)
Balances at March 31, 2009	$ 34	$ 34,548	$ (32,179)	$ (137)	$ 25,654	$ 92	$ 28,012

The accompanying notes are an intergral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$378	$126
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	68	77
Premium Amortization (Discount Accretion), Net	(19)	(1)
Non-Cash Dividend - FHLB Stock	(3)	-
RRP Expense	8	4
Gain on Sale of Loans	(358)	(95)
Loss on Sale of Investments	2	-
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(78)	46
Accrued Interest Payable and Other Liabilities	297	(288)
Net Cash Provided by (Used in) Operating Activities	295	(131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities of Investment Securities	1,821	9,726
Purchases of Investment Securities	(4,340)	(10,000)
Redemption of Mutual Funds, Net	250	-
Loan Originations and Principal Collections, Net	(30,572)	(17,941)
Proceeds from Sales of Loans	19,089	6,613
Purchases of Premises and Equipment	(73)	(62)
Purchase of Federal Home Loan Bank Stock	(48)	(431)
Net Cash Used in Investing Activities	(13,873)	(12,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	(117)	-
(Decrease) Increase in Federal Home Loan Bank Advances	(2,149)	10,551
Payment of Cash Stock Dividends	(128)	(128)
Increase in Deposits	30,628	3,825
(Decrease) Increase in Deposit for Escrows	(97)	7
Net Cash Provided by Financing Activities	28,137	14,255

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,559	2,029
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,205	9,462
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,764	$11,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$1,513	$1,494
Cash Paid During the Period for Income Taxes	-	-
Loans Transferred to Other Real Estate During the Period	-	85

The accompanying notes are an integral part of these statements.

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

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited financial statements should be read in conjunction with the Company’s 2008 annual report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standards No. 128. For the three months ended March 31, 2009 and 2008, the Company did not have any potentially dilutive securities.

For the Three Months Ended
March 31,
($ in thousands, except per share data)	2009	2008
Numerator:
Net Income	$ 378	$ 126
Effect of Dilutive Securities	-	-
Numerator for Diluted Earnings Per Share	$ 378	$ 126
Denominator
Weighted Average Shares Outstanding	1,274,892	1,285,800
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	-	-
Denominator for Diluted Earnings Per Share	1,274,892	1,285,800
Earnings Per Share
Basic	$ 0.30	$ 0.10
Diluted	$ 0.30	$ 0.10
Cash Dividends Per Share	$ 0.10	$ 0.10

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the 401(k) plan was $25,000 and $28,000 for the three month periods ended March 31, 2009 and 2008, respectively.

NOTE 4 – RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP” or the “Plan”) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.

The Plan generally provides that, Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years.  Pursuant to agreements with the Plan participants, all outstanding Plan share awards are being earned by recipients at a rate of 10% of the aggregate number of shares covered by the Plan over ten years.  If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the grant date of the Plan share award for any reason (except for death, disability, or a change in control), the recipient would forfeit the right to any shares subject to the awards which had not been earned. As of March 31, 2009, of the 134,159 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 120,698 have been earned and issued. No further shares are available for award under the RRP. Compensation expense related to the RRP was $5,000 and $4,000 for the three month periods ended March 31, 2009 and 2008, respectively.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	At or For The Three Months Ended
($ in thousands, except per share data)	March 31, 2009	December 31, 2008	March 31, 2008
BALANCE SHEET DATA
Total Assets	$ 251,003	$ 221,870	$ 200,531
Cash and Cash Equivalents	17,764	3,205	11,491
Loans Receivable, Net	170,364	158,523	129,815
Investment Securities	50,216	47,617	47,964
Deposit Accounts	170,743	140,115	133,335
Borrowings	49,853	52,002	37,537
Stockholders' Equity	28,012	27,558	28,121
INCOME STATEMENT DATA
Interest Income	$ 3,388	$ 3,206	$ 2,987
Interest Expense	1,513	1,463	1,495
Net Interest Income	1,875	1,743	1,492
Provision for Loan Losses	-	-	-
Net Interest Income After Provision for Loan Losses	1,875	1,743	1,492
Non-Interest Income (Loss)	373	(637)	115
Non-Interest Expense	1,676	1,344	1,416
Net Income (Loss) Before Taxes	572	(238)	191
Income Tax Expense (Benefit)	194	(68)	65
Net Income (Loss)	378	(170)	126
KEY RATIOS[1]
Return on Average Assets	0.64%	(0.31%)	0.26%
Return on Average Stockholders' Equity	5.42%	(2.48%)	1.78%
Net Interest Margin	3.35%	3.33%	3.21%
Average Loans to Average Deposits	109.27%	110.59%	97.66%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	114.47%	116.12%	117.75%
Efficiency Ratio	74.57%	121.52%	88.17%
Non-interest Expense to Average Assets	2.86%	2.44%	2.91%
Allowance for Loan Losses to Total Loans	1.56%	1.69%	2.57%
Stockholders' Equity to Total Assets	11.16%	12.42%	14.02%
COMMON SHARE DATA
Earnings (Loss) Per Share
Basic	$ 0.30	$ (0.13)	$ 0.10
Diluted	0.30	(0.13)	0.10
Dividends Paid Per Share	0.10	0.10	0.10
Book Value Per Share	21.97	21.56	21.87
Average Shares Outstanding
Basic	1,274,892	1,278,466	1,285,800
Diluted	1,274,892	1,278,466	1,285,800
1 Amounts are annualized where appropriate

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition, and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first quarter of 2009 and 2008. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association. Effective December 31, 2008, the Bank converted its charter from a Louisiana state savings and loan association to a Federally-chartered savings bank. As a result of the charter conversion, the Bank’s primary regulator became the Office of Thrift Supervision. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2008 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
In addition to the historical information, this quarterly report includes certain forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  Such statements include, but may not be limited to comments regarding (a) the potential for earnings volatility from, among other factors, changes in the estimated allowance for loan losses over time, (b) the expected growth rate of the loan portfolio, (c) future changes in the mix of deposits, (d) the results of net interest income simulations run by the Company to measure interest rate sensitivity, (e) the performance of Guaranty’s net interest income and net interest margin assuming certain future conditions, (f) the future prospects of metropolitan New Orleans, and (g) changes or trends in certain expense levels.

Forward-looking statements are based on numerous assumptions, which may be referred to specifically in connection with a particular statement.  Some of the more important assumptions include:

•	expectations about the overall economy in the Company’s market area,
•	expectations about the ability of the Bank’s borrowers to make payments on outstanding loans and the sufficiency of the allowance for loan losses,
•	expectations about the current values of collateral securing the Bank’s outstanding loans,
•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
•	reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and
•	expectations regarding the nature and level of competition, changes in customer behavior and preferences, and the Company’s ability to execute its plans to respond effectively.

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

OVERVIEW

The Company reported net income of $378,000 for the quarter ended March 31, 2009, compared with net income of $126,000 for the quarter ended March 31, 2008. Earnings per share were $0.30 and $0.10 per share diluted for the quarters ended March 31, 2009 and 2008, respectively. The Company continued to successfully execute on its growth initiatives during the quarter which included strong loan and deposit growth. The increase in profitability in the first quarter of 2009 compared to the same period in 2008 is attributable to the $383,000 increase in net interest income caused by a $36.8 million increase in average interest-earning assets and a reduction in the average cost of funds which was partially offset by a slight decrease in the average yield on interest-earning assets and a $38.0 million increase in average interest-bearing liabilities.

The Company’s net loan portfolio amounted to $170.4 million at March 31, 2009, compared with $158.5 million at December 31, 2008.  The $11.8 million increase in net loans receivable was due to a substantial increase in the volume of new loan originations of residential real estate loans. Through the Bank’s recruiting efforts in recent years, several commercial loan officers and mortgage loan originators have been hired which have significantly contributed to the loan growth, particularly in this segment of the portfolio. In addition, the Bank continued to sell residential mortgage loans in the secondary market primarily to Fannie Mae and Freddie Mac, while retaining the servicing on these loans to maintain customer relationships and earn servicing fee income. During the first three months of 2009 and 2008, the Bank sold an aggregate of $19.1 million and $6.6 million, respectively, of residential mortgage loans into the secondary market at a gain of $359,000 and $95,000, respectively.

Total deposits for the Company have increased by $30.6 million from $140.1 million at December 31, 2008 to $170.7 million at March 31, 2009. This is primarily due to a significant increase in the balance of NOW account deposits, which includes money market demand accounts, which was accomplished through the offering of competitive interest rates on these products.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
The outstanding balance of total loans increased $11.8 million, or 7.3%, from $161.2 million at December 31, 2008, to $173.1 million at March 31, 2009. Average loans for the first quarter of 2009 were $166.9 million, up $11.3 million, or 7.3%, compared to $155.6 million for the fourth quarter of 2008. Table 1, which is based on regulatory reporting codes, shows loan balances at quarter-end for the most recent five quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2009	2008
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Real estate loans - residential	$ 88,544	$ 76,429	$ 77,448	$ 69,439	$ 66,124
Real estate loans - commercial and other	66,407	67,751	61,450	58,683	53,445
Real estate loans - construction	11,408	10,542	6,727	7,069	7,695
Consumer loans	1,287	1,713	1,992	1,625	1,041
Commercial business loans	5,411	4,807	4,534	5,260	4,929
Total Loans	$ 173,057	$ 161,242	$ 152,151	$ 142,076	$ 133,234
Average Total Loans During Three-Month Period	$ 166,926	$ 155,609	$ 147,934	$ 136,395	$ 127,719

The Company’s investment in residential real estate loans, which includes those loans secured by one-to-four family dwellings (also referred to as “single-family”), increased $12.1 million, or 15.9%, from December 31, 2008 to March 31, 2009. Residential real estate loans increased due to the efforts of the residential loan originators, who were hired since December 2008, the commercial loan officers, and the relatively low level of market rates during the first quarter of 2009. In addition, the expansion of loan product offerings and enhanced marketing activities have contributed to the growth in this segment of the loan portfolio.

All loans carry a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. As a result of this ongoing evaluation, any additions to the allowance for loan losses are reflected in the provision for loan losses and charged to operating expense. At March 31, 2009 the allowance for loan losses was $2.7 million, or 1.6% of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters. The allowance was reduced in the first quarter of 2009 as a specific reserve was assigned to a loan which was sold at Sheriff’s sale for an amount less than the outstanding loan balance.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2009	2008

($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning Balance	$ 2,719	$ 2,818	$ 3,238	$ 3,419	$ 3,432
Provision for Loan Losses Charged to Operations	-	-	-	-	-
Charge-offs	28	99	420	181	13
Recoveries of loans previously charged-off	(2)	-	-	-	-
Ending Balance	$ 2,693	$ 2,719	$ 2,818	$ 3,238	$ 3,419
Ratios
Charge-offs to average loans	0.02%	0.06%	0.28%	0.13%	0.01%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	1.56%	1.69%	1.85%	2.28%	2.57%

Table 3 summarizes the Company’s delinquent loans at March 31, 2009 and at the end of the preceding four quarters. The balances presented reflect the total principal balances outstanding on the loans rather than the amount of principal past due.

TABLE 3. DELINQUENT LOANS
	2009	2008
($ in thousands)	March 31	December 31	September 30	June 30	March 31
30-89 Days	$ 3,214	$ 5,231	$ 749	$ 265	$ 5,574
90+ Days	2,359	2,011	2,075	2,821	3,162
Total	$ 5,573	$ 7,242	$ 2,824	$ 3,086	$ 8,736
Ratios
Loans delinquent 90 days or more to total loans	1.36%	1.25%	1.36%	1.99%	2.37%
Total delinquent loans to total loans	3.22%	4.50%	1.86%	2.17%	6.56%
Allowance for loan losses to non-accrual loans	114.16%	135.21%	135.83%	114.78%	108.13%
Allowance for loan losses to total delinquent loans	48.32%	37.54%	99.79%	104.92%	39.14%

Nonperforming assets consists of loans on non-accrual status and foreclosed assets. Table 4 sets forth the Company’s nonperforming assets at the dates indicated. The Company did not have loans greater than 90 days delinquent and accruing interest or troubled debt restructurings at the dates indicated.

TABLE 4. NONPERFORMING ASSETS
	2009	2008
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a nonaccrual basis	$ 2,359	$ 2,011	$ 2,075	$ 2,821	$ 3,162
Foreclosed assets	461	461	844	469	85
Total nonperforming assets	$ 2,820	$ 2,472	$ 2,919	$ 3,290	$ 3,247
Loans greater than 90 days past due and accruing interest	-	-	-	-	-
Troubled debt restructurings	-	-	-	-	-
Ratios
Nonperforming assets to loans plus foreclosed assets	1.63%	1.53%	1.91%	2.31%	2.44%
Nonperforming assets to total assets	1.12%	1.11%	1.35%	1.60%	1.62%
Allowance for loan losses to nonperforming assets	95.50%	109.99%	96.55%	98.42%	105.30%

Total nonperforming assets as of March 31, 2009 includes a $1.4 million delinquent renovation loan that is secured by a multifamily dwelling located in the historic district of the French Quarter in New Orleans, Louisiana. The foreclosure proceedings on this property, which commenced in prior year, were completed in April 2009 as expected. As of May 24, 2008, the appraised value of this property was $2.0 million based on the “as is”, incomplete condition.

INVESTMENT IN SECURITIES
At March 31, 2009, the Company’s total securities available-for-sale were $50.2 million, compared to $47.6 million at December 31, 2008, an increase of $2.6 million, or 5.5%.

In 2008, the Company recognized a non-cash impairment charge of $1.3 million for other-than-temporary impairments of its investment in two mutual funds, the AMF Ultra Short Mortgage (ticker: ASARX) and the AMF Intermediate Mortgage (ticker: ASCPX). Prior to 2008, these investments were redeemable immediately at their current market value. In 2008, the fund managers, Shay Assets Management, Inc., imposed a restriction on these mutual funds which limits redemptions for cash to $250,000 per quarter based on the current market price at the time of redemption.  Approximately $252,000 of the holdings in the AMF Ultra Short Mortgage fund, the remaining mutual fund in the Company’s securities portfolio, were redeemed for cash in the first quarter of 2009.

At March 31, 2009, the net unrealized gain on the Company’s entire securities portfolio was $140,000, or 0.3% of amortized cost, compared to the net unrealized loss of $320,000, or 0.7% of amortized cost at December 31, 2008. The gains in the securities portfolio consist primarily of increases in the market value of mortgage-backed securities issued by government agencies. The losses in the security portfolio are attributable to the discounting in values of private-label collateralized mortgage obligations as a result of concerns with the overall mortgage market. Management believes that these losses are temporary in nature and will reverse themselves when market conditions become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
	March 31, 2009		December 31, 2008		March 31,2008
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Agency Securities	$ 14,348	$ 14,383	$ 10,010	$ 10,070	$ 19,511	$ 19,705
Mortgage Backed Securities	24,160	25,042	25,484	26,100	8,460	8,560
Collateralized Mortgage Obligations	8,412	7,757	9,035	8,039	14,417	14,039
Mutual Funds	3,156	3,034	3,408	3,408	5,803	5,660
Total Investment Securities	$ 50,076	$ 50,216	$ 47,937	$ 47,617	$ 48,191	$ 47,964

DEPOSITS
At March 31, 2009, deposits totaled $170.7 million, an increase of $30.6 million, or 21.9%, from $140.1 million at December 31, 2008.  Average deposits for the first quarter of 2009 increased $12.1 million, or 8.6%, from the prior quarter.  The increase in deposits is due to a combination of factors including: the efforts of the commercial loan originators to open non-interest bearing transactional accounts for commercial customers, the offering of competitive interest rates on money market and certain transactional accounts in order to attract new customers, and the expanded branch network due to the opening of new banking locations which occurred in the latter half of 2007. The Company had no deposits that were obtained through outside deposit brokers at March 31, 2009.

Table 6 presents the composition of average deposits for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008.

TABLE 6. DEPOSIT COMPOSITION
	First Quarter 2009		Fourth Quarter 2008		First Quarter 2008
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest bearing demand deposits	$ 8,860	5.8%	$ 10,158	7.2%	$ 8,072	6.2%
NOW account deposits	42,089	27.6%	30,837	21.9%	23,345	17.8%
Savings deposits	14,680	9.6%	15,738	11.2%	18,600	14.2%
Time deposits	87,136	57.0%	83,977	59.7%	80,761	61.8%
Total	$ 152,765	100.00%	$ 140,710	100.00%	$ 130,778	100.00%

Average certificates of deposit (or “time deposits”) totaled $87.1 million, or 57.0%, of average total deposits for the quarter ended March 31, 2009, up $3.2 million, or 3.8%, compared to the fourth quarter of 2008.  Average savings deposits made up 9.6% of total average deposits, down from 11.2% in the prior quarter.  During the first quarter of 2009, the average balance of NOW accounts, which includes money market deposit accounts, increased from 21.9% to 27.6% of average total deposits.  The average balance of non-interest bearing demand deposits decreased by $1.3 million, or 12.8%.

BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB”).  This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.  At March 31, 2009 and December 31, 2008, the Company’s borrowings from the Federal Home Loan Bank were $49.9 million and $52.0 million, respectively, which represents a decrease of $2.1 million, or 4.1%. Average advances for the first quarter of 2009 were $51.7 million, an increase of $1.8 million, or 3.6%, from the fourth quarter of 2008. The decrease in FHLB borrowings during the first quarter of 2009 was due to the non-renewal of a $2.0 million maturing advance.

The Company is constantly evaluating its funding options to determine the most cost-effective means of funding its growth while actively managing its loans-to-deposits ratio. The Company’s utilization of borrowings continues to be within the parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity. In addition, the Company has significant remaining borrowing capacity should borrowing needs arise.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At March 31, 2009, stockholders’ equity totaled $28.0 million, compared to $27.6 million at December 31, 2008. This increase of $454,000, or 1.6%, was primarily due to net income of $378,000 and an increase in unrealized gains, net of tax, on investment securities of $313,000, partially offset by cash dividends paid of $128,000 and purchases of treasury stock of $117,000 for the three months ended March 31, 2009.

Since 1998, the Company has repurchased shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  The Company announced a stock repurchase program in October 2008 of up to 64,250 shares, or approximately 5.0%, of GS Financial Corp.’s outstanding common stock through open market or privately negotiated transactions. Table 7 summarizes the repurchase of the shares of its common stock by year.  All of the purchases were open market transactions and most were at a discount to book value.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.01
2004	16,842	315	18.94
2005	3,907	74	19.06
2006	17,763	300	16.87
2007	10,468	188	18.00
2008	-	-	-
Three months ended March 31, 2009	9,659	117	12.05
Total Stock Repurchases	2,192,359	$ 32,798	$ 14.96

The ratios in Table 8 indicate that the Bank was well capitalized at March 31, 2009.  During 2008 and 2009, the Bank has reduced its overcapitalized position as it has increased its holdings of loans. Risk-based capital ratios declined in the first quarter of 2009 as there was a $10.9 million increase in risk-weighted assets, attributable primarily to growth in the loan portfolio.  The regulatory capital ratios of Guaranty Savings Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2009	2008
($ in thousands)	March 31	December 31	March 31
Tier 1 regulatory capital	$ 26,078	$ 25,611	$ 27,253
Tier 2 regulatory capital	1,908	1,772	1,400
Total regulatory capital	$ 27,986	$ 27,383	$ 28,653
Adjusted total assets	$ 250,434	$ 221,614	$ 198,660
Risk-weighted assets	$ 152,697	$ 141,772	$ 115,632
Ratios
Tier 1 capital to adjusted total assets	10.41%	11.56%	13.72%
Tier 1 capital to risk-weighted assets	17.08%	18.06%	23.57%
Total regulatory capital to risk-weighted assets	18.33%	19.31%	24.78%

LIQUIDITY AND CAPITAL RESOURCES
The objective of liquidity management is to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital, and strategic cash flow needs of the Company and the Bank, in the most cost-effective manner possible.  The Company develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process by making use of quantitative modeling tools to project cash flows under a variety of possible scenarios.

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on deposits and borrowings discuss changes in these liability-funding sources in the first three months of 2009.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible outright sales on the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2009 and 2008. The Company reported net income of $378,000 for the three months ended March 31, 2009, and experienced a net cash increase of $314,000 from operations. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (accretion of discounts and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data. Table 9 illustrates some of the factors that the Company uses to measure liquidity. The Company remains highly liquid, though some liquidity is being utilized to fund loan growth.

TABLE 9. KEY LIQUIDITY INDICATORS
	2009	2008
($ in thousands)	March 31	December 31	March 31
Cash and cash equivalents	$ 17,764	$ 3,205	$ 11,491
Total loans	173,057	161,242	133,234
Total deposits	170,743	140,115	133,335
Deposits $100,000 and over	74,530	54,620	40,478
Ratios
Total loans to total deposits	101.36%	115.08%	99.93%
Deposits $100,000 and over to total deposits	43.65%	38.98%	30.36%

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the first quarter of 2009 increased $383,000, or 25.7%, from the first quarter of 2008, with a 19.7% increase in average interest-earning assets and a 73 basis point reduction in the average cost of funds which was partially offset by a 30 basis point decrease in the average yield on interest-earning assets and a 24.1% increase in average interest-bearing liabilities. Compared to the fourth quarter of 2008, first quarter net interest income for 2009 was up $132,000, or 7.6%, on average interest-earning assets that increased $14.4 million, or 6.9%, from the prior quarter. The year-to-year increase in net interest income is primarily attributable to the increase in interest-earning assets and the 14 basis point increase in net interest margin, which measures net interest income as a percent of average interest-earning assets, from 3.21% for the first quarter of 2008 to 3.35% for the first quarter of 2009. Tables 10 and 11 show the components of the Company’s net interest margin and the changes in those components from the fourth quarter of 2008 and the first quarter of 2008.

Interest income from average interest-earning assets for the first quarter of 2009 was up $182,000, or 5.7%, from the fourth quarter of 2008. This increase was primarily due to the Company’s average investment in loans which was up $11.3 million, or 7.3%, in the first quarter of 2009 compared to the fourth quarter of 2008 combined with a 7 basis point increase in the average yield over the same period. The 15 basis point decrease in the average yield on investment securities from the fourth quarter of 2008 to the first quarter of 2009 reduced interest income and was due to the purchase of additional mortgage-backed securities with lower coupon rates of interest. Interest income from average interest-earning assets was up $401,000, or 13.4%, from the first quarter of 2008. This was primarily due to a $39.2 million, or 30.7%, increase in average loans and was partially offset by several factors including a 27 basis point decline in the average yield on loans, a 334 basis point decline in the average yield on Federal funds sold and demand deposits, and a $3.9 million decrease in the average balance of investment securities which were caused by significant rate declines and the prepayment of investments.

For the three month period ended March 31, 2009, interest expense increased $50,000, or 3.4%, from the fourth quarter of 2008 and increased $18,000, or 1.2%, from the first quarter of 2008. The increase from the fourth quarter was driven by an $11.3 million, or 36.5%, increase in the average balance of NOW account deposits, which includes money market demand accounts, and a $3.2 million, or 3.8%, increase in the average balance of time deposits partially offset by a 22 basis point decline in the average cost of time deposits. NOW account deposits increased primarily as a result of management’s strategy during the quarter to offer competitive rates on such accounts. The increase in interest expense from the first quarter of 2008 is primarily due to a $38.0 million, or 24.1%, increase in the average balance of interest-bearing liabilities which was significantly offset by a 107 basis point reduction in the average cost of time deposits and an 80 basis point reduction in the average cost of FHLB advances. The overall decrease in the average cost of funds was primarily driven by a reduction in our deposit rates as maturing certificates of deposit were renewed at lower rates particularly during the first half of 2008 and the refinancing of some existing higher-costing FHLB borrowings into borrowings with a lower rate.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	First Quarter 2009			Fourth Quarter 2008			First Quarter 2008
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 166,926	$ 2,747	6.58%	$ 155,609	$ 2,531	6.51%	$ 127,725	$ 2,199	6.85%
U.S. Agency securities	10,138	138	5.44	9,839	137	5.57	21,981	333	6.03
Mortgage-backed securities	25,780	338	5.24	24,462	348	5.69	8,804	120	5.42
Collateralized mortgage obligations	8,024	125	6.23	9,730	131	5.39	14,537	197	5.39
Mutual funds	3,269	35	4.28	3,802	46	4.84	5,769	67	4.62
Total investment in securities	47,211	636	5.39	47,833	662	5.54	51,091	717	5.64
FHLB stock	2,345	3	0.51	2,290	10	1.75	1,547	12	3.09
Federal funds sold and demand deposits	7,471	2	0.11	3,849	3	0.31	6,805	59	3.45
Total interest-earning assets	223,953	3,388	6.05%	209,581	3,206	6.12%	187,168	2,987	6.35%
NONINTEREST-EARNING ASSETS
Other assets	13,368			13,508			11,685
Allowance for loan losses	(2,719)			(2,782)			(3,432)
Total assets	$ 234,602			$ 220,307			$ 195,421

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$ 42,089	$ 278	2.64%	$ 30,837	$ 204	2.65%	$ 23,345	$ 159	2.71%
Savings deposits	14,680	18	0.49	15,738	29	0.74	18,601	40	0.86
Time deposits	87,136	724	3.32	83,977	744	3.54	80,761	891	4.39
Total interest-bearing deposits	143,905	1,020	2.84	130,552	977	2.99	122,707	1,090	3.58
Borrowings	51,736	493	3.81	49,931	486	3.89	34,931	405	4.61
Total interest-bearing liabilities	195,641	1,513	3.09%	180,483	1,463	3.24%	157,638	1,495	3.82%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	8,860			10,158			8,072
Other liabilities	2,237			2,286			1,196
Stockholders' equity	27,864			27,380			28,515
Total liabilities and stockholders' equity	$ 234,602			$ 220,307			$ 195,421
Net interest income and margin		$ 1,875	3.35%		$ 1,743	3.33%		$ 1,492	3.21%
Net interest-earning assets and spread	$ 28,312		2.96%	$ 29,098		2.88%	$ 29,530		2.53%
Cost of funding interest-earning assets			2.70%			2.79%			3.20%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST INCOME
	First Quarter 2009 Compared to:
	Fourth Quarter of 2008			First Quarter of 2008
	Due to Change in		Total	Due to Change in		Total
($ in thousands)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
INTEREST INCOME
Loans	$ 184	$ 32	$ 216	$ 675	$ (127)	$ 548
U.S. Agency securities	4	(3)	1	(179)	(16)	(195)
Mortgage-backed securities	19	(29)	(10)	231	(13)	218
Collateralized mortgage obligations	(23)	17	(6)	(88)	16	(72)
Mutual funds	(6)	(5)	(11)	(29)	(3)	(32)
Total investment in securities	(6)	(20)	(26)	(65)	(16)	(81)
FHLB stock	-	(7)	(7)	6	(15)	(9)
Federal funds sold and demand deposits	3	(4)	(1)	6	(63)	(57)
Total interest income	181	1	182	622	(221)	401

INTEREST EXPENSE
NOW account deposits	$ 74	$ -	$ 74	$ 128	$ (9)	$ 119
Savings deposits	(2)	(9)	(11)	(8)	(14)	(22)
Time deposits	28	(48)	(20)	70	(237)	(167)
Total interest-bearing deposits	100	(57)	43	190	(260)	(70)
Borrowings	18	(11)	7	195	(107)	88
Total interest expense	118	(68)	50	385	(367)	18
Change in net interest income	63	69	132	237	146	383

PROVISION FOR LOAN LOSSES
The Company made no provision for loan losses during the first quarter of 2009. No reversal or provision was made in 2008. In 2007, the Company reversed $300,000 of the provision that was taken in 2005.  The market area remains in a state of uncertainty regarding the level of recovery from Hurricane Katrina, but borrower performance and insurance claims were better in 2007 than management’s expectations, hence the reduction in the level of impairment in the loan portfolio.  The Bank’s asset quality committee will continue to meet quarterly and address all potentially impaired loans and adjust the allowance for loan losses accordingly based on the information available at the time.

For a more detailed discussion of the changes in the allowance for loan losses, non-performing assets, and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income increased $258,000, or 224.3%, during the first quarter of 2009 compared to the same period in 2008, primarily due to a significant increase in the gain on sales of mortgage loans in the secondary market largely attributable to favorable mortgage loan interest rates. As a result of the increased activity, the Bank has expanded its mortgage lending operations by hiring additional mortgage originators.

Income from real estate held for investment was $14,000 for both the three month periods ended March 31, 2009 and 2008.  This income is for rent received by the Company on property not used in its banking operations.

Service charges on deposit accounts were $13,000 for the first three months of 2009, up from $5,000 for the same period in 2008. The Company continues to develop new deposit products and pricing strategies to increase transaction accounts and the related fee income.  The major categories of non-interest income for the three months ended March 31, 2009 and 2008 are presented in Table 12.

As previously discussed in “Investment in Securities,” the Company redeemed for cash a total of $252,000 of the holdings in the AMF Ultra short mortgage fund and realized losses of $2,000 during the first quarter of 2009. There were no redemptions for cash of the Company’s investment in mutual funds during the same period in 2008.

TABLE 12. NON-INTEREST INCOME
($ in thousands)	First Quarter 2009	First Quarter 2008
Service charges on deposit accounts	$ 13	$ 5
ATM fees	6	3
Early closing penalties	2	1
Income from real estate held for investment	14	14
Gain on sales of mortgage loans	358	95
Miscellaneous	(18)	(3)
Total non-interest income before securities transactions	375	115
Net (loss)/gain on securities transactions	(2)	-
Total non-interest income	$ 373	$ 115

NON-INTEREST EXPENSE
Non-interest expense for the first quarter of 2009 totaled $1.7 million, a $260,000, or 18.4%, increase from the first quarter of 2008. Non-interest expense for the three months ended March 31, 2009 and 2008 are presented in Table 13 below.

TABLE 13. NON-INTEREST EXPENSE
($ in thousands)	First Quarter 2009	First Quarter 2008
Employee compensation and benefits	$ 919	$ 864
Net occupancy expense	198	200
Ad Valorem taxes	58	75
Data processing costs	88	71
Advertising	21	12
ATM server expenses	13	9
Professional fees	165	48
Deposit insurance and supervisory fees	76	29
Printing and office supplies	31	22
Telephone	13	17
Security expense	12	8
Dues and subscriptions	19	25
Other operating expenses	63	36
Total non-interest expense	$ 1,676	$ 1,416
Efficiency ratio	74.57%	88.17%

Employee compensations and benefits, which represent the largest component of non-interest expense, increased $55,000, or 6.4%, to $919,000 in the first quarter of 2009 compared to $864,000 in the first quarter of 2008. The increase in personnel costs for the first three months of 2009 is primarily due to an increase in mortgage originator commissions in response to the increase in mortgage loan origination activity.

Professional fees were $165,000 for the first three months of 2009, which represents an increase of $117,000, or 243.8%, from the same period in 2008. The increase in professional fees was primarily due to the legal costs associated with the agreement the Company recently entered into with certain shareholders. In addition, the Bank increased its utilization of the services of attorneys to assist with loan collection activity and various consultants to provide assessments of its internal processes and procedures.

Deposit insurance and supervisory fees increased $47,000, or 162.1%, to $76,000 for the quarter ended March 31, 2009 from $29,000 for the quarter ended March 31, 2008. This is attributable to the increased cost of FDIC insurance premiums and the increased level of deposits.

While non-interest expense increased during the first quarter of 2009, the rate of increase was slower than that of asset and revenue growth, evidenced by the improvement in the Company’s efficiency ratio from 88.2% to 74.6% when compared to the first quarter of 2008.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 – January 31, 2009	-	$-	-	64,250
February 1, 2008 – February 28, 2009	6,659	11.87	6,659	57,591
March 1, 2009 – March 31, 2009	3,000	12.43	3,000	54,591
Total	9,659	$12.05	9,659	54,591

Notes to this table:

(1)
On October 22, 2008 the Company announced by press release a stock repurchase program to repurchase 64,250 shares, or 5.0% of its outstanding common stock over a one year period, or such longer amount of time as may be necessary to complete the repurchase plan. The program became effective November 6, 2008.

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

GS FINANCIAL CORP.

Date:  May 15, 2009       By: /s/Stephen E. Wessel
                         Stephen E. Wessel
                         President
                        and Chief Executive Officer

Date:  May 15, 2009       By: /s/Stephen F. Theriot
                         Stephen F. Theriot
                         Chief Financial Officer

EXHIBIT INDEX

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Certification Pursuant to 18 U.S.C. Section 1350