Form 10-Q
period 2009-06-30
GS FINANCIAL CORP
filed 2009-08-14
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended	Commission File Number:
June 30, 2009	0-22269
GS Financial Corp.
(Exact name of Registrant as Specified in its Charter)

Louisiana	72-1341014
(State of Incorporation)	(IRS Employer Identification No.)

3798 Veterans Blvd. Metairie, LA 70002 (Address of Principal Executive Offices)

(504) 457-6220
(Registrant’s Telephone Number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes  [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                                                                                                  [    ] Yes    [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, par value $.01 per share	1,251,516 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
	(In Thousands)
ASSETS
Cash and Cash Equivalents
Cash and Amounts Due from Depository Institutions	$3,127	$2,313
Interest-Bearing Deposits in Other Banks	14,104	569
Federal Funds Sold	1,547	323
Total Cash and Cash Equivalents	18,778	3,205

Securities Available-for-Sale, at Fair Value	52,781	47,617
Loans, Net of Allowance for Loan Losses of $2,643 and
$2,719, Respectively	179,005	158,523
Accrued Interest Receivable	1,593	1,612
Other Real Estate	1,847	461
Premises and Equipment, Net	5,688	5,756
Stock in Federal Home Loan Bank, at Cost	2,352	2,300
Real Estate Held-for-Investment, Net	432	436
Other Assets	2,258	1,960
Total Assets	$264,734	$221,870

LIABILITIES
Deposits
Noninterest-bearing	$10,042	$7,970
Interest-bearing	179,580	132,145
Total Deposits	189,622	140,115

Advance Payments by Borrowers for Taxes and Insurance	332	167
FHLB Advances	44,490	52,002
Other Liabilities	2,152	2,028
Total Liabilities	236,596	194,312

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized,	$-	$-
None Issued
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized,	34	34
3,438,500 Shares Issued
Additional Paid-in Capital	34,550	34,546
Unearned RRP Trust Stock	(132)	(143)
Treasury Stock (2,164,948 Shares at June 30, 2009 and
2,152,700 Shares at December 31, 2008)	(32,215)	(32,062)
Retained Earnings	26,029	25,404
Accumulated Other Comprehensive Loss	(128)	(221)
Total Stockholders' Equity	28,138	27,558
Total Liabilities & Stockholders' Equity	$264,734	$221,870

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDED INCOME
Loans, Including Fees	$2,992	$2,349	$5,739	$4,548
Investment Securities	609	621	1,245	1,338
Other Interest Income	9	49	14	120
Total Interest and Dividend Income	3,610	3,019	6,998	6,006

INTEREST EXPENSE
Deposits	1,192	979	2,212	2,070
Advances from Federal Home Loan Bank	471	401	964	806
Total Interest Expense	1,663	1,380	3,176	2,876

NET INTEREST INCOME	1,947	1,639	3,822	3,130
PROVISION FOR LOAN LOSSES	-	-	-	-
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,947	1,639	3,822	3,130

NON-INTEREST INCOME
Loss on Securities	(9)	(660)	(11)	(660)
Gain on Sale of Loans	335	92	693	187
Other Income	155	43	172	63
Total Non-Interest Income (Loss)	481	(525)	854	(410)

NON-INTEREST EXPENSE
Salaries and Employee Benefits	954	868	1,873	1,732
Occupancy Expense	205	201	403	401
Ad Valorem Taxes	59	75	117	150
Other Expenses	555	321	1,056	598
Total Non-Interest Expense	1,773	1,465	3,449	2,881

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	655	(351)	1,227	(161)
INCOME TAX EXPENSE (BENEFIT)	152	(119)	346	(55)
NET INCOME (LOSS)	$503	$(232)	$881	$(106)

EARNINGS (LOSS) PER SHARE - BASIC	$0.40	$(0.18)	$0.69	$(0.08)
EARNINGS (LOSS) PER SHARE - DILUTED	$0.40	$(0.18)	$0.69	$(0.08)

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances At December 31, 2007	$34	$34,546	$(32,062)	$(158)	$25,919	$(115)	$28,164
Comprehensive Loss:
Net Loss	-	-	-	-	(106)	-	(106)
Other Comprehensive Loss,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	(339)	(339)
Total Comprehensive Loss	-	-	-	-	(106)	(339)	(445)
Dividends Declared	-	-	-	-	(257)	-	(257)
Balances at June 30, 2008	$34	$34,546	$(32,062)	$(158)	$25,556	$(454)	$27,462

Balances At December 31, 2008	$34	$34,546	$(32,062)	$(143)	$25,404	$(221)	$27,558
Comprehensive Income:
Net Income	-	-	-	-	881	-	881
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	93	93
Total Comprehensive Income	-	-	-	-	881	93	974
Distribution of RRP Stock	-	4	-	11	-	-	15
Purchase of Treasury Stock	-	-	(153)	-	-	-	(153)
Dividends Declared	-	-	-	-	(256)	-	(256)
Balances at June 30, 2009	$34	$34,550	$(32,215)	$(132)	$26,029	$(128)	$28,138

The accompanying notes are an intergral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$881	$(106)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	136	145
Premium Amortization (Discount Accretion), Net	20	(19)
Non-Cash Dividend - FHLB Stock	(4)	(24)
Loan Fees, Net	282	139
RRP Expense	15	9
Gain on Sales of Loans	(693)	(187)
Gain on Sale of Property and Equipment	(134)	(16)
Loss on Sales of Investments	11	9
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(279)	314
Accrued Interest Payable and Other Liabilities	76	(106)
Net Cash Provided by Operating Activities	311	158

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities of Investment Securities	10,574	13,034
Proceeds from Sales of Investment Securities	-	5,003
Purchases of Investment Securities	(16,128)	(19,319)
Redemption of Mutual Funds, Net	500	250
Loan Originations and Principal Collections, Net	(59,483)	(34,228)
Proceeds from Sales of Loans	38,026	13,446
Proceeds from Sale of Premises and Equipment	191	142
Purchases of Premises and Equipment	(121)	(85)
Purchase of Federal Home Loan Bank Stock	(48)	-
Net Cash Used in Investing Activities	(26,489)	(21,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	(153)	-
(Decrease) Increase in Federal Home Loan Bank Advances	(7,512)	15,452
Payment of Cash Stock Dividends	(256)	(257)
Increase in Deposits	49,507	4,496
Increase in Deposit for Escrows	165	26
Net Cash Provided by Financing Activities	41,751	19,717

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,573	(1,882)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,205	9,462
CASH AND CASH EQUIVALENTS, END OF YEAR	$18,778	$7,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$3,190	$2,852
Cash Paid During the Period for Income Taxes	408	-
Loans Transferred to Other Real Estate During the Period	1,386	469

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

The consolidated statement of financial condition at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 128. For the three and six month periods ended June 30, 2009 and 2008, the Company did not have any potentially dilutive securities.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net Income (Loss)	$503	$(232)	$881	$(106)
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$503	$(232)	$881	$(106)
Denominator
Weighted Average Shares Outstanding	1,268,579	1,285,000	1,271,735	1,285,000
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	-	-	-	-
Denominator for Diluted Earnings Per Share	1,268,579	1,285,000	1,271,735	1,285,000
Earnings (Loss) Per Share
Basic	$0.40	$(0.18)	$0.69	$(0.08)
Diluted	$0.40	$(0.18)	$0.69	$(0.08)
Cash Dividends Per Share	$0.10	$0.10	$0.10	$0.10

NOTE 3 – FAIR VALUE DISCLOSURES

Under SFAS No. 157, the Company must determine the appropriate level in the fair value hierarchy for each fair value measurement in the financial statements. To increase consistency and comparability in fair value measurements, SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.  It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The levels are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

 Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Fair Value of Assets Measured on a Recurring Basis

Available-for-Sale Securities - Estimated fair value of securities is based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments. The Bank’s available-for-sale securities are valued primarily based upon readily observable market parameters and are classified as Level 2 fair values.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis.  In accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Bank records loans considered impaired at their fair value.  A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans.  Impaired loans and other real estate owned are level 2 assets measured using appraisals of the collateral prepared by external parties less any prior liens.

The following table summarizes the valuation methodologies used for the Bank’s financial instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy.

	June 30, 2009
	Level 1	Level 2	Level 3
	(In Thousands)

Available for Sale Securities1
U.S. Agency Securities	$--	$ 10,379	$--
Mortgage Backed Securities	--	32,263	--
Collateralized Mortgage Obligations	--	6,173	--
Municipal Securities	--	1,165	--
Mutual Funds	--	2,801	--
Loans2	--	2,610	--
Cash Dividends Per Share3	--	1,847	--

1 Securities are measured at fair value on a recurring basis, generally monthly.
2 includes impaired loans that have been measured for impairment at the fair value of the loan's collateral and a reserve of $482,000 which is included in the Company's allowance for loan losses.
3 Other real estate is transferred from loans to real estate owned at the lower of carrying value or market.

NOTE 4 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the 401(k) plan was $26,000 and $51,000 for the three and six month periods ended June 30, 2009, respectively, compared to $30,000 and $58,000 for the same time periods ended June 30, 2008.

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

The Plan generally provides that, Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years.  Pursuant to agreements with the Plan participants, all outstanding Plan share awards are being earned by recipients at a rate of 10% of the aggregate number of shares covered by the Plan over ten years.  If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the grant date of the Plan share award for any reason (except for death, disability, or a change in control), the recipient would forfeit the right to any shares subject to the awards which had not been earned. As of June 30, 2009, of the 134,159 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 121,110 have been earned and issued. No further shares are available for award under the RRP. Compensation expense related to the RRP was $4,000 and $9,000 for the three and six months, respectively, for both periods ended June 30, 2009 and 2008.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
	At or For the Three Months Ended			For the Six Months Ended
($ in thousands, except per share data)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
BALANCE SHEET DATA
Total Assets	$264,734	$251,003	$205,636
Cash and Cash Equivalents	18,778	17,764	7,580
Loans Receivable, Net	179,005	170,364	138,838
Investment Securities	52,781	50,216	47,780
Deposit Accounts	189,622	170,743	134,341
Borrowings	44,490	49,853	42,438
Stockholders' Equity	28,138	28,012	27,462
INCOME STATEMENT DATA
Interest and Dividend Income	$3,610	$3,388	$3,019	$6,998	$6,006
Interest Expense	1,663	1,513	1,380	3,176	2,876
Net Interest Income	1,947	1,875	1,639	3,822	3,130
Provision for Loan Losses	-	-	-	-	-
Net Interest Income After Provision for Loan Losses	1,947	1,875	1,639	3,822	3,130
Non-Interest Income (Loss)	481	373	(525)	854	(410)
Non-Interest Expense	1,773	1,676	1,465	3,449	2,881
Net Income (Loss) Before Taxes	655	572	(351)	1,227	(161)
Income Tax Expense (Benefit)	152	194	(119)	346	(55)
Net Income (Loss)	503	378	(232)	881	(106)
KEY RATIOS1
Return on Average Assets	0.76%	0.64%	(0.23%)	0.71%	0.47%
Return on Average Stockholders' Equity	7.10%	5.42%	(1.70%)	6.26%	2.89%
Net Interest Margin	3.10%	3.35%	3.43%	3.21%	3.32%
Average Loans to Average Deposits	95.86%	109.27%	102.06%	101.93%	99.90%
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities	113.33%	114.47%	116.61%	113.86%	117.17%
Efficiency Ratio	73.01%	74.57%	82.58%	73.76%	85.24%
Non-Interest Expense to Average Assets	2.69%	2.86%	2.93%	2.77%	2.92%
Allowance for Loan Losses to Total Loans	1.46%	1.56%	2.28%
Stockholders' Equity to Total Assets	10.63%	11.16%	13.35%
COMMON SHARE DATA
Earnings (Loss) Per Share
Basic	$0.40	$0.30	$(0.18)	$0.69	$(0.08)
Diluted	0.40	0.30	(0.18)	0.69	(0.08)
Dividends Paid Per Share	0.10	0.10	0.10	0.20	0.20
Book Value Per Share	22.18	21.97	21.56
Average Shares Outstanding
Basic	1,268,579	1,274,892	1,285,000	1,271,735	1,285,000
Diluted	1,268,579	1,274,892	1,285,800	1,271,735	1,285,800
1 Amounts are annualized where appropriate.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition, and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first and second quarters of 2009 and 2008. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association. Effective December 31, 2008, the Bank converted its charter from a Louisiana state savings and loan association to a Federally-chartered savings bank. As a result of the charter conversion, the Bank’s primary regulator became the Office of Thrift Supervision. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2008 Annual Report on Form 10-K.

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

OVERVIEW

The Company reported net income of $503,000 for the quarter ended June 30, 2009, compared with a net loss of $232,000 for the quarter ended June 30, 2008. Earnings (loss) per share were $0.40 and ($0.18) per share diluted for the quarters ended June 30, 2009 and 2008, respectively. Earnings for the first half of 2009 were $881,000, or $0.69 per share diluted, up from a loss of $106,000, or ($0.08) per share diluted, for the first six months of 2008.  The increase in profitability in the second quarter and first six months of 2009 is attributable to the strong growth in loans and transactional deposits.  Interest income improved during the quarter to $3.6 million and Guaranty's secondary marketing activities resulted in $335,000 of loan sale income. The improvement in earnings from the 2008 reported periods to the 2009 reported periods reflects the results of the Bank’s implementation of its plan to expand products and services as part of its transition from a traditional thrift institution to a full service community bank.

Total assets at June 30, 2009 were $264.7 million, up approximately $42.9 million, or 19.3%, from December 31, 2008. In addition, the return on average assets increased to 0.76% for the second quarter of 2009.  Average loans increased by $21.0 million, or 13.5%, during the first half of 2009 to $176.6 million at June 30, 2009, with the majority of the growth in both residential and nonresidential real estate secured loans.

Total deposits for the Company during the first six months of 2009 have increased by $49.5 million, or 35.3%, from $140.1 million at December 31, 2008 to $189.6 million at June 30, 2009.  Included in this was $2.1 million, or 26.0%, of growth in noninterest-bearing deposits.  Noninterest expense as a percentage of average assets was 2.77% for the first six months of 2009 compared to 2.92% for the same period in the prior year.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
The outstanding balance of total loans increased $20.4 million, or 12.7%, from $161.2 million at December 31, 2008 to $181.6 million at June 30, 2009. Average loans for the second quarter of 2009 were $176.6 million, up $40.2 million, or 29.5%, compared to $136.4 million for the same period in 2008. Table 1, which is based on regulatory reporting codes, shows loan balances at quarter-end for the most recent five quarters and average loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2009		2008
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Real estate loans - residential	$89,379	$88,544	$76,429	$77,448	$69,439
Real estate loans - commercial and other	70,980	66,407	67,751	61,450	58,683
Real estate loans - construction	14,578	11,408	10,542	6,727	7,069
Consumer loans	1,266	1,287	1,713	1,992	1,625
Commercial business loans	5,445	5,411	4,807	4,534	5,260
Total loans	$181,648	$173,057	$161,242	$152,151	$142,076
Average total loans during three-month period	$176,633	$166,926	$155,609	$147,934	$136,395

The Company’s investment in residential real estate loans, which includes those loans secured by one-to-four family dwellings (also referred to as “single-family”), increased $13.0 million, or 16.9%, from December 31, 2008 to June 30, 2009. Residential real estate loans increased due to the efforts of the Bank’s three new residential loan originators, who were hired in the first quarter of 2009, and its commercial loan officers as well as the relatively low level of market rates of interest during the first six months of 2009. In addition, the expansion of loan product offerings and enhanced marketing activities have contributed to the growth in this segment of the loan portfolio.

All loans carry a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. As a result of this ongoing evaluation, any additions to the allowance for loan losses are reflected in the provision for loan losses and charged to operating expense. At June 30, 2009, the allowance for loan losses was $2.6 million, or 1.5% of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters. The allowance was reduced during the first six months of 2009 primarily due to charge-offs on a delinquent loan secured by land which was sold at Sherriff’s sale for an amount less than the outstanding loan balance and the foreclosure of a loan secured by multifamily real estate.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2009		2008
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Beginning balance	$2,693	$2,719	$2,818	$3,238	$3,419
Provision for loan losses	-	-	-	-	-
Loans charged off	50	28	99	420	181
Recoveries of loans previously charged-off	-	(2)	-	-	-
Ending balance	$2,643	$2,693	$2,719	$2,818	$3,238
Ratios
Charge-offs to average loans	0.03%	0.02%	0.06%	0.28%	0.13%
Provision for loan losses to charge-offs	n/a	n/a	n/a	n/a	n/a
Allowance for loan losses to ending loans	1.46%	1.56%	1.69%	1.85%	2.28%

Table 3 summarizes the Company’s delinquent loans at June 30, 2009 and at the end of the preceding four quarters.  The balances presented reflect the total principal balances outstanding on the loans rather than the amount of principal past due.

TABLE 3. DELINQUENT LOANS
	2009		2008
($ in thousands)	June 30	March 31	December 31	September 30	June 30
30-89 Days	$ 1,960	$ 3,214	$ 5,231	$ 749	$ 265
90+ Days	3,092	2,359	2,011	2,075	2,821
Total	$ 5,052	$ 5,573	$ 7,242	$ 2,824	$ 3,086
Ratios
Loans delinquent 90+ days to total loans	1.70%	1.36%	1.25%	1.36%	1.99%
Total delinquent loans to total loans	2.78%	3.22%	4.50%	1.86%	2.17%
Allowance for loan losses to 90+ day
delinquent loans	85.48%	114.16%	135.21%	135.81%	114.78%
Allowance for loan losses to total
delinquent loans	52.32%	48.32%	37.54%	99.79%	104.93%

The increase in loans greater than 90 days delinquent is primarily due to two renovation loans totaling $1.6 million to a commercial borrower that are secured by non-owner-occupied, residential real estate located in uptown New Orleans, Louisiana, and non-owner-occupied, commercial real estate located in Algiers, Louisiana. These properties, which are under varying stages of renovation, had an aggregate appraised value of $1.1 million in 2006 based on their “as is”, incomplete, condition and are currently in the process of foreclosure.

Nonperforming assets consists of loans on non-accrual status and foreclosed assets. Table 4 sets forth the Company’s nonperforming assets at the dates indicated. The Company did not have loans greater than 90 days delinquent and accruing interest or troubled debt restructurings at the dates indicated.

TABLE 4. NONPERFORMING ASSETS
	2009		2008
($ in thousands)	June 30	March 31	December 31	September 30	June 30
Loans accounted for on a non-accrual basis	$ 2,885	$ 2,210	$ 2,011	$ 2,075	$ 2,821
Foreclosed assets	1,847	461	461	844	469
Total nonperforming assets	$ 4,732	$ 2,671	$ 2,472	$ 2,919	$ 3,290
Loans greater than 90 days past due and accruing interest	207	149	-	-	-
Troubled debt restructurings	-	-	-	-	-
Ratios
Nonperforming assets to loans plus foreclosed assets	2.58%	1.52%	1.53%	1.91%	2.31%
Nonperforming assets to total assets	1.79%	1.06%	1.11%	1.35%	1.60%
Allowance for loan losses to nonperforming loans	91.61%	121.86%	135.21%	135.81%	114.78%

Foreclosed assets as of June 30, 2009 include a $1.4 million multifamily dwelling located in the historic district of the French Quarter in New Orleans, Louisiana. The foreclosure proceedings on the property, which was under renovation, were completed in April 2009.  The appraised value of the property was $1.6 million based on the “as is”, incomplete, condition. The Company has been marketing this property for sale since May 2009.

INVESTMENT IN SECURITIES
At June 30, 2009, the Company’s total securities available-for-sale were $52.8 million, compared to $47.6 million at December 31, 2008, which represents an increase of $5.2 million, or 10.8%.

In 2008, the Company recognized a non-cash impairment charge of $1.3 million for other-than-temporary impairments of its investment in two mutual funds, the AMF Ultra Short Mortgage (ticker: ASARX) and the AMF Intermediate Mortgage (ticker: ASCPX). Prior to 2008, these investments were redeemable immediately at their current market value. In 2008, the fund managers, Shay Assets Management, Inc., imposed a restriction on these mutual funds which limits redemptions for cash to $250,000 per quarter based on the current market price at the time of redemption. Approximately $511,000 of the holdings in the AMF Ultra Short Mortgage fund, the remaining mutual fund in the Company’s securities portfolio, were redeemed for cash during the first six months of 2009. As of June 30, 2009, our remaining investment in the AMF Ultra Short Mortgage Fund was $2.9 million and had a market value of $2.8 million.

At June 30, 2009, the net unrealized loss on the Company’s entire securities portfolio was $195,000, or 0.4% of amortized cost, compared to the net unrealized loss of $320,000, or 0.7% of amortized cost at December 31, 2008. The gains in the securities portfolio consist primarily of increases in the market value of mortgage-backed securities issued by government agencies. The losses in the security portfolio are attributable to the reduced values of certain private-label collateralized mortgage obligations as a result of concerns with the overall mortgage market. Management believes that these losses are temporary in nature and will reverse themselves when market conditions become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
	June 30, 2009		December 31, 2008		June 30, 2008
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Agency securities	$ 10,362	$ 10,379	$ 10,010	$ 10,070	$ 12,511	$ 12,293
Mortgage-backed securities	31,706	32,263	25,484	26,100	17,171	17,057
Collateralized mortgage obligations	6,763	6,173	9,035	8,039	13,880	13,375
Municipal securities	1,248	1,165	-	-	-	-
Mutual funds	2,897	2,801	3,408	3,408	4,891	5,055
Total investment securities	$ 52,976	$ 52,781	$ 47,937	$ 47,617	$ 48,453	$ 47,780

DEPOSITS
At June 30, 2009, deposits totaled $189.6 million, an increase of $49.5 million, or 35.3%, from $140.1 million at December 31, 2008.  Average deposits for the second quarter of 2009 increased $31.5 million, or 20.6%, from the prior quarter.  Average certificates of deposit (or “time deposits”) totaled $94.1 million, or 51.1%, of average total deposits for the quarter ended June 30, 2009, up $7.0 million, or 8.0%, compared to the first quarter of 2009.  Average savings deposits made up 7.5% of total average deposits, down from 9.6% in the prior quarter.  During the second quarter of 2009, the average balance of NOW accounts, which includes money market deposit accounts, increased from 27.6% to 35.7% of average total deposits.  The average balance of noninterest-bearing demand deposits increased during the second quarter of 2009 by $1.6 million, or 17.9%, from $8.9 million in the prior quarter.

Table 6 presents the composition of average deposits for the quarters ended June 30, 2009, March 31, 2009, and June 30, 2008.

TABLE 6. DEPOSIT COMPOSITION
	Second Quarter 2009		First Quarter 2009		Second Quarter 2008
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest-bearing demand deposits	$ 10,445	5.7%	$ 8,860	5.8%	$ 8,335	6.2%
NOW and MMDA account deposits	65,839	35.7%	42,089	27.6%	24,470	18.3%
Savings deposits	13,841	7.5%	14,680	9.6%	17,458	13.1%
Time deposits	94,127	51.1%	87,136	57.0%	83,375	62.4%
Total	$ 184,252	100.0%	$ 152,765	100.0%	$ 133,638	100.0%

The increase in deposits is due to a combination of factors including: the efforts of the commercial loan originators to open noninterest-bearing transactional accounts for commercial customers, the offering of competitive interest rates on money market and certain transactional accounts in order to attract new customers, and the expanded branch network due to the opening of new banking locations which occurred in the latter half of 2007. The Company had no deposits that were obtained through outside deposit brokers at June 30, 2009.

BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB”).  This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.  At June 30, 2009 and December 31, 2008, the Company’s borrowings from the Federal Home Loan Bank were $44.5 million and $52.0 million, respectively, which represents a decrease of $7.5 million, or 14.4%. Average advances for the second quarter of 2009 were $47.9 million, a decrease of $3.8 million, or 7.3%, from the first quarter of 2009. The decrease in FHLB borrowings during the first six months of 2009 was due to the non-renewal of $7.3 million in maturing advances.

The Company is constantly evaluating its funding options to determine the most cost-effective means of funding its growth while actively managing the ratio of average loans to average deposits. The Company’s utilization of borrowings continues to be within the parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity. In addition, the Company has significant remaining borrowing capacity should borrowing needs arise.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At June 30, 2009, stockholders’ equity totaled $28.1 million, compared to $27.6 million at December 31, 2008. This increase of $580,000, or 2.1%, was primarily due to net income of $881,000 and an increase in unrealized gains, net of tax, on investment securities of $93,000, partially offset by cash dividends paid of $256,000 and purchases of treasury stock of $153,000 for the six months ended June 30, 2009.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.00
2004	16,842	315	18.71
2005	3,907	74	19.06
2006	17,763	300	16.87
2007	10,468	188	18.00
2008	-	-	-
Six months ended June 30, 2009	12,248	153	12.42
Total stock repurchases	2,194,948	$ 32,834	$ 14.96

The ratios in Table 8 indicate that the Bank remained well capitalized as of June 30, 2009.  During 2008 and 2009, the Bank has reduced its overcapitalized position as it has increased its holdings of loans. Risk-based capital ratios declined in the second quarter of 2009 as there was an $18.3 million increase in risk-weighted assets, attributable primarily to growth in the loan portfolio.  The regulatory capital ratios of Guaranty Savings Bank continue to exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2009	2008
($ in thousands)	June 30	December 31	June 30
Tier 1 regulatory capital	$ 26,408	$ 25,611	$ 27,023
Tier 2 regulatory capital	1,704	1,772	1,600
Total regulatory capital	$ 28,112	$ 27,383	$ 28,623
Adjusted total assets	$ 264,234	$ 221,614	$ 204,879
Risk-weighted assets	$ 160,037	$ 141,772	$ 128,027
Ratios
Tier 1 capital to adjusted total assets	9.99%	11.56%	13.19%
Tier 1 capital to risk-weighted assets	16.50%	18.06%	21.11%
Total capital to risk-weighted assets	17.57%	19.31%	22.36%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on deposits and borrowings discuss changes in these liability-funding sources during the first six months of 2009.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible outright sales in the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2009 and 2008. The Company reported net income of $881,000 for the six months ended June 30, 2009, and experienced a net cash increase of $176,000 from operations. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, and deferred tax provisions) and revenues (accretion of discounts and dividends received in the form of stock).

In addition, management monitors its liquidity position by tracking certain financial data. Table 9 illustrates some of the factors that the Company uses to measure liquidity.

TABLE 9. KEY LIQUIDITY INDICATORS
	2009	2008
($ in thousands)	June 30	December 31	June 30
Cash and cash equivalents	$ 18,778	$ 3,205	$ 7,580
Total loans	181,648	161,242	142,076
Total deposits	189,622	140,115	134,341
Deposits $100,000 and over	86,765	54,620	43,386
Ratios
Total loans to total deposits	95.79%	115.08%	105.76%
Deposits $100,000 and over to total deposits	45.76%	38.98%	32.30%

The Company remains highly liquid, as additional liquidity has been obtained through its deposit account offerings that were developed, in part, to reduce the Bank’s loan to deposit ratio.  However, liquidity is being used to fund loan growth and payoff maturing FHLB advances when appropriate.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the second quarter of 2009 increased by $72,000, or 3.8%, from the first quarter of 2009 due to a $27.4 million, or 12.2%, increase in average interest-earning assets and a 9 basis point reduction in the average costs of funds. This was partially offset by a $26.1 million, or 13.3%, increase in average interest-bearing liabilities. Second quarter net interest income for 2009 increased by $308,000, or 18.8%, from $1.6 million during the same period in prior year due to a $59.2 million, or 30.8%, increase in average interest-earnings assets and a 40 basis point reduction in the average cost of funds, which was negatively impacted by a 57 basis point reduction in the average yield on interest-earning assets and a $58.5 million, or 35.8%, increase in the average balance of interest-bearing liabilities.

Interest income increased during the second quarter of 2009 by $222,000, or 6.6%, compared to the first quarter of 2009 as the average balance of loans increased from $166.9 million during the first quarter of 2009 to $176.6 million during the second quarter of 2009, and the average yield increased by 20 basis points when comparing the same time periods. This was partially offset by a 69 basis point decrease in the average yield on investment securities from 5.39% during the first quarter of 2009 to 4.70% during the second quarter of 2009. The increase in the average balance of loans from $136.4 million during the second quarter of 2008 to $176.6 million during the second quarter of 2009 was largely responsible for the increase in interest income when comparing these time periods. In addition, the $19.0 million, or 170.5%, increase in the average balance of mortgage-backed securities from the second quarter of 2008 to the second quarter of 2009 positively impacted interest income. However, there was a 57 basis point reduction in the average yield on interest-earning assets from the second quarter of 2008 to the second quarter of 2009 which negatively impacted net interest income.

During the second quarter of 2009, interest expense increased by $150,000, or 9.9%, from $1.5 million in the first quarter of 2009. This was primarily due to the increase in the average balance of NOW and MMDA accounts from $42.1 million in the first quarter of 2009 to $65.8 million in the second quarter of 2009 and the $7.0 million, or 8.0%, increase in the balance of time deposits when comparing the same time periods. Interest expense increased to $1.7 million during the second quarter of 2009 from $1.4 million in the second quarter of 2008 largely due to the $41.4 million, or 169.0%, increase in the average balance of NOW and MMDA accounts that was partially offset by the 79 basis point decrease in the average cost of time deposits from 3.96% in the second quarter of 2008 to 3.17% in the second quarter of 2009.

Net interest income for the six months ended June 30, 2009 increased by $692,000, or 22.1%, from the same period in the prior year. This was primarily due to an increase in the average balance of loans from $132.1 million to $171.8 million for the year-to-date periods ended June 30, 2008 and June 30, 2009, respectively, and a 95 basis point reduction in the average cost of time deposits from 4.19% to 3.24% when comparing these same time periods. Net interest income was negatively impacted by a $30.1 million, or 126.1%,  increase in the average balance of NOW and MMDA accounts and a $13.4 million, or 36.7%, increase in the average balance of FHLB advances from the six month period ended June 30, 2008 to the same period in 2009.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Second Quarter 2009			First Quarter 2009			Second Quarter 2008
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

ASSETS
INTEREST-EARNING ASSETS
Loans	$ 176,633	$ 2,992	6.78%	$ 166,926	$ 2,747	6.58%	$ 136,395	$ 2,349	6.93%
U.S. Agency securities	11,241	122	4.34	10,138	138	5.44	16,467	239	5.84
Mortgage-backed securities	30,088	349	4.64	25,780	338	5.24	11,123	143	5.17
Collateralized mortgage obligations	7,070	101	5.71	8,024	125	6.23	13,601	179	5.29
Municipal securities	494	5	4.05	-	-	-	-	-	-
Mutual funds	2,930	32	4.37	3,269	35	4.28	5,463	61	4.49
Total investment in securities	51,823	609	4.70	47,211	636	5.39	46,654	622	5.36
FHLB stock	2,351	1	0.17	2,345	3	0.51	1,726	12	2.80
Federal funds sold and
interest-bearing deposit in other banks	20,498	8	0.16	7,471	2	0.11	7,332	36	1.97
Total interest-earning assets	251,305	3,610	5.75%	223,953	3,388	6.05%	192,107	3,019	6.32%
NONINTEREST-EARNING ASSETS
Other assets	14,541			13,368			12,386
Allowance for loan losses	(2,663)			(2,719)			(3,298)
Total assets	$ 263,183			$ 234,602			$ 201,195

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW and MMDA account deposits	$ 65,839	$ 429	2.61%	$ 42,089	$ 278	2.64%	$ 24,471	$ 128	2.10%
Savings deposits	13,841	17	0.49	14,680	18	0.49	17,458	32	0.74
Time deposits	94,127	746	3.17	87,136	724	3.32	83,374	819	3.96
Total interest-bearing deposits	173,807	1,192	2.74	143,905	1,020	2.84	125,303	979	3.15
Borrowings	47,947	471	3.93	51,736	493	3.81	37,956	401	4.25
Total interest-bearing liabilities	221,754	1,663	3.00%	195,641	1,513	3.09%	163,259	1,380	3.40%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	10,445			8,860			8,335
Other liabilities	2,621			2,237			1,495
Stockholders' equity	28,363			27,864			28,106
Total liabilities and
stockholders' equity	$ 263,183			$ 234,602			$ 201,195
Net interest income and margin		$ 1,947	3.10%		$ 1,875	3.35%		$ 1,639	3.41%
Net interest-earning assets and spread	$ 29,551		2.75%	$ 28,312		2.96%	$ 28,848		2.92%
Cost of funding interest-earning assets			2.65%			2.70%			2.88%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Second Quarter 2009 Compared to:
	First Quarter of 2009			Second Quarter of 2008
	Due to Change in		Total	Due to Change in		Total
($ in thousands)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
INTEREST INCOME
Loans	160	85	245	693	(50)	643
U.S. Agency securities	15	(31)	(16)	(76)	(41)	(117)
Mortgage-backed securities	56	(45)	11	244	(38)	206
Collateralized mortgage obligations	(15)	(9)	(24)	(86)	8	(78)
Municipal securities	5	-	5	5	-	5
Mutual funds	(4)	1	(3)	(28)	(1)	(29)
Total investment in securities	57	(84)	(27)	59	(72)	(13)
FHLB stock	-	(2)	(2)	4	(15)	(11)
Federal funds sold and
interest bearing deposits in other banks	3	3	6	65	(93)	(28)
Total interest income	220	2	222	821	(230)	591

INTEREST EXPENSE
NOW account deposits	157	(6)	151	216	85	301
Savings deposits	(1)	-	(1)	(7)	(8)	(15)
Time deposits	58	(36)	22	106	(180)	(74)
Total interest-bearing deposits	214	(42)	172	315	(103)	212
Borrowings	(36)	14	(22)	106	(36)	70
Total interest expense	178	(28)	150	421	(139)	282
Change in net interest income	42	30	72	400	(91)	309

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
($ in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$171,801	$5,739	6.68%	$132,084	$4,548	6.92%
U.S. Agency securities	10,696	260	4.86	19,209	571	5.99
Mortgage-backed securities	27,948	686	4.91	9,970	263	5.30
Collateralized mortgage obligations	7,543	227	6.02	14,066	376	5.38
Municipal securities	248	5	4.03	-	-	-
Mutual funds	3,098	67	4.33	5,615	128	4.58
Total investment in securities	49,533	1,245	5.03	48,860	1,338	5.51
FHLB stock	2,348	4	0.34	1,637	25	2.95
Federal funds sold and
interest-bearing deposits in other banks	14,046	10	0.14	7,070	95	2.70
Total interest-earning assets	237,728	6,998	5.89%	189,651	6,006	6.37%
NONINTEREST-EARNING ASSETS
Other assets	13,957			12,037
Allowance for loan losses	(2,691)			(3,364)
Total assets	$248,994			$198,324

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW and MMDA account deposits	$54,051	$708	2.62%	$23,911	$287	2.41%
Savings deposits	14,257	35	0.49	18,026	72	0.80
Time deposits	90,658	1,469	3.24	82,075	1,711	4.19
Total interest-bearing deposits	158,966	2,212	2.78	124,012	2,070	3.36
Borrowings	49,831	964	3.87	36,458	806	4.45
Total interest-bearing liabilities	208,797	3,176	3.04%	160,470	2,876	3.60%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	9,590			8,204
Other liabilities	2,492			1,341
Stockholders' equity	28,115			28,309
Total liabilities and stockholders' equity	$248,994			$198,324
Net interest income and margin		$3,822	3.21%		$3,130	3.32%
Net interest-earning assets and spread	$28,931		2.85%	$29,181		2.77%
Cost of funding interest-earning assets			2.67%			3.05%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Six Months 2009 Compared to:
	First Six Months of 2008
	Due to Change in		Total Increase
($ in thousands)	Volume	Rate	(Decrease)
INTEREST INCOME
Loans	1,368	(177)	1,191
U.S. Agency securities	(253)	(58)	(311)
Mortgage-backed securities	474	(51)	423
Collateralized mortgage obligations	(174)	25	(149)
Municipal Securities	5	-	5
Mutual funds	(57)	(4)	(61)
Total investment in securities	(5)	(88)	(93)
FHLB stock	11	(32)	(21)
Federal funds sold and Interest Bearing Deposit in Other Banks	94	(179)	(85)
Total interest income	1,468	(476)	992

INTEREST EXPENSE
NOW and MMDA account deposits	362	59	421
Savings deposits	(15)	(22)	(37)
Time deposits	179	(421)	(242)
Total interest-bearing deposits	526	(384)	142
Borrowings	296	(138)	158
Total interest expense	822	(522)	300
Change in net interest income	646	46	692

PROVISION FOR LOAN LOSSES
The Company made no provisions for loan losses during the first six months of 2009 or 2008. The market area remains in a state of uncertainty regarding the level of recovery from Hurricane Katrina. The Bank’s asset quality committee will continue to meet quarterly and address all potentially impaired loans and adjust the allowance for loan losses accordingly based on the information available at the time.

For a more detailed discussion of the changes in the allowance for loan losses, nonperforming assets, and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income increased $1.0 million during the second quarter of 2009 compared to the same period in 2008 and increased $1.3 million for the first six months of 2009 compared to the first six months of 2008. These increases were primarily due to the recognition of a non-cash impairment charge of $660,000 during the second quarter of 2008 related to the Company’s investment in mutual funds. The section above regarding the Company’s investment in securities provides additional information regarding these charges.  In addition, there was a $506,000 increase in the gain on sales of mortgage loans in the secondary market during the first six months 2009 compared to the same period in prior year that is largely attributable to favorable mortgage loan interest rates. As a result of the increased activity, the Bank has expanded its mortgage lending operations by hiring additional mortgage originators.

The favorable mortgage loan interest rates have also increased the level of refinancing activity on loans serviced by the Bank for other investors including Fannie Mae and Freddie Mac. As a result, mortgage servicing fees, net of related costs and amortization, decreased by $17,000 and $32,000, respectively, for the three and six month periods ended June 30, 2009 compared to the same time periods in the prior year.

The Company sold vacant land located in Metairie, Louisiana, from its holdings of premises and equipment, during the second quarter of 2009 for net proceeds of approximately $191,000. As a result, the Company recorded a $134,000 gain on the sale of this land during the quarter.

Service charges on deposit accounts were $17,000 and $30,000, respectively, for the three and six month periods ended June 30, 2009, up from $11,000 and $16,000 for the same time periods in 2008. The Company continues to develop new deposit products and pricing strategies to increase transaction accounts and the related fee income.  The major categories of non-interest income for the three and six months ended June 30, 2009 and 2008 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2009	June 30, 2008	Percentage Increase (Decrease)	June 30, 2009	June 30, 2008	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 17	$ 11	54.5%	$ 30	$ 16	87.5%
ATM fees	5	4	25.0	11	7	57.1
Early closing penalties	3	1	200.0	5	2	150.0
Income from real estate held for investment	14	14	-	28	28	-
Gain on sales of mortgage loans	335	92	264.1	693	187	270.6
Gain on sales of premises and equipment	134	-	(a)	134	-	(a)
Mortgage servicing fees, net	(19)	(2)	850.0	(39)	(7)	457.1
Miscellaneous	1	15	(93.3)	3	17	(82.4)
Total non-interest income before securities transactions	490	135	263.0%	865	250	246.0%
Securities impairments and losses, net of gains from sales	(9)	(660)	(a)	(11)	(660)	(a)
Total non-interest income	$ 481	$ (525)	(a)	$ 854	$(410)	(a)
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the second quarter of 2009 totaled $1.8 million, a $308,000, or 21.0%, increase from $1.5 million in the second quarter of 2008. Non-interest expense for the three and six months ended June 30, 2009 and 2008 are presented in Table 15 below.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2009	June 30, 2008	Percentage Increase (Decrease)	June 30, 2009	June 30, 2008	Percentage Increase (Decrease)
Employee compensation and benefits	$ 954	$ 868	9.9%	$ 1,873	$ 1,732	8.1%
Net occupancy expense	205	201	2.0	403	401	0.5
Ad Valorem taxes	59	75	(21.3)	117	150	(22.0)
Data processing costs	94	74	27.0	182	145	25.5
Advertising	19	13	46.2	40	25	60.0
ATM server expenses	14	10	40.0	27	19	42.1
Professional fees	134	64	109.4	299	112	167.0
Deposit insurance and supervisory fees	146	29	403.4	222	58	282.8
Printing and office supplies	37	32	15.6	68	54	25.9
Telephone	14	12	16.7	27	21	28.6
Security expense	11	8	37.5	23	16	43.8
Dues and subscriptions	19	23	(17.4)	38	48	(20.8)
Other operating expenses	67	56	19.6	130	100	30.0
Total non-interest expense	$ 1,773	$ 1,465	21.0	$ 3,449	$ 2,881	20.0%
Efficiency ratio	73.01%	82.58%		73.76%	85.24%

Employee compensations and benefits, which represent the largest component of non-interest expense, increased $86,000, or 9.9%, to $954,000 in the second quarter of 2009 compared to $868,000 in the second quarter of 2008 and increased $141,000, or 8.1%, to $1.9 million during the first six months of 2009 compared to $1.7 million for the same period in the prior year. The increase in personnel costs during 2009 is primarily due to an increase in mortgage originator commissions in response to the increase in mortgage loan origination activity.

Professional fees were $134,000 and $299,000 for the three and six month periods ended June 30, 2009, which represent increases of $70,000 and $187,000, respectively, when compared to $64,000 and $112,000 for the same time periods ended June 30, 2008. The increase in professional fees was primarily due to the legal costs associated with an agreement the Company entered into with certain stockholders. In addition, the Bank increased its utilization of the services of attorneys to assist with loan collection activity and various consultants to provide assessments of its internal processes and procedures.

Deposit insurance and supervisory fees increased by $117,000 to $146,000 for the quarter ended June 30, 2009 from $29,000 for the quarter ended June 30, 2008 and increased by $164,000 to $222,000 for the year-to-date period ended June 30, 2009 from $58,000 for the same time period in the prior year. The increase in deposit insurance premiums is largely attributable to the special assessment levied by the FDIC on May 22, 2009, which is equal to 5 basis points of the Company’s total assets at June 30, 2009 less Tier 1 capital, that will be paid during the third quarter of 2009, as well as an increase in the regular assessment due to the increased level of deposits.

While non-interest expense increased during the second quarter of 2009 compared to the same period in the prior year, the rate of increase was slower than that of asset and revenue growth. This is evidenced by the significant improvement in the Company’s efficiency ratio from 82.6% for the quarter ended June 30, 2008 to 73.0% for the quarter ended June 30, 2009.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2009 – April 30, 2009	-	$ -	-	54,591
May 1, 2009 – May 31, 2009	1,489	13.76	1,489	53,102
June 1, 2009 – June 30, 2009	1,100	13.90	1,100	52,002
Total	2,589	$ 13.82	2,589	52,002

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

Item 4 - Submission of Matters to a Vote of Security Holders

On May 14, 2009, the Company held an Annual Meeting of Stockholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors.  Shareholders of record as of March 17, 2009, received proxy materials and were considered eligible to vote on these proposals.  The following is a brief summary of each proposal and the result of the vote.

		For	Withhold	Against	Abstain
1.	To elect two directors for a three year term expiring in 2012:

	Edward J. Bourgeois	810,461	263,918	n/a	n/a
	Stephen L. Cory	815,519	258,860	n/a	n/a

2.	To ratify the appointment of the Company’s independent registered public accounting firm:	974,517	n/a	99,850	2

Item 5 - Other Information

There are no matters required to be reported under this item.

Item 6 - Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GS FINANCIAL CORP.

Date:	August 14, 2009	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	August 14, 2009	By:	/s/ Stephen F. Theriot
Stephen F. Theriot Chief Financial Officer