Form 10-Q
period 2009-09-30
GS FINANCIAL CORP
filed 2009-11-13
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2009			Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Louisiana				72-1341014
(State of Incorporation)				(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, par value $.01 per share	1,251,516 shares

GS FINANCIAL CORP.

TABLE OF CONTENTS
Page

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Statements of Financial Condition	1
	Consolidated Statements of Income	2
	Consolidated Statements of Changes in Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5
	Selected Consolidated Financial Data	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1a	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	24
Item 6	Exhibits	24
SIGNATURES EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
	(In Thousands)
ASSETS
Cash and Cash Equivalents
Cash and Amounts Due from Depository Institutions	$ 3,945	$ 2,313
Interest-Bearing Deposits in Other Banks	14,966	569
Federal Funds Sold	4,679	323
Total Cash and Cash Equivalents	23,590	3,205

Securities Available-for-Sale, at Fair Value	50,185	47,617
Loans, Net of Allowance for Loan Losses of $2,700 and $2,719, Respectively	182,756	158,523
Accrued Interest Receivable	1,516	1,612
Other Real Estate Owned	1,841	461
Premises and Equipment, Net	5,825	5,756
Stock in Federal Home Loan Bank, at Cost	2,353	2,300
Real Estate Held-for-Investment, Net	430	436
Other Assets	2,431	1,960
Total Assets	$ 270,927	$ 221,870

LIABILITIES
Deposits
Noninterest-Bearing	$ 10,773	$ 7,970
Interest-Bearing	188,338	132,145
Total Deposits	199,111	140,115

Advance Payments by Borrowers for Taxes and Insurance	484	167
FHLB Advances	40,626	52,002
Other Liabilities	2,382	2,028
Total Liabilities	242,603	194,312

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized, None Issued	$ -	$ -
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized, 3,438,500 Shares Issued	34	34
Additional Paid-in Capital	34,550	34,546
Unearned RRP Trust Stock	(132)	(143)
Treasury Stock (2,180,562 Shares at September 30, 2009 and 2,152,700 Shares at December 31, 2008)	(32,449)	(32,062)
Retained Earnings	26,005	25,404
Accumulated Other Comprehensive Income (Loss)	316	(221)
Total Stockholders' Equity	28,324	27,558
Total Liabilities & Stockholders' Equity	$ 270,927	$ 221,870

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$3,036	$2,501	$8,775	$7,049
Investment Securities	545	687	1,790	2,026
Other Interest Income	19	26	33	145
Total Interest and Dividend Income	3,600	3,214	10,598	9,220

INTEREST EXPENSE
Deposits	1,126	935	3,338	3,004
Advances from Federal Home Loan Bank	422	478	1,386	1,284
Total Interest Expense	1,548	1,413	4,724	4,288

NET INTEREST INCOME	2,052	1,801	5,874	4,932
PROVISION FOR LOAN LOSSES	200	-	200	-
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,852	1,801	5,674	4,932

NON-INTEREST INCOME
Gain (Loss) on Securities	8	(21)	(3)	(681)
Gain on Sale of Loans	188	34	881	221
Other Income	49	40	221	103
Total Non-Interest Income (Loss)	245	53	1,099	(357)

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,042	831	2,915	2,563
Occupancy Expense	220	215	623	616
Ad Valorem Taxes	58	75	175	225
Other Expenses	608	327	1,664	925
Total Non-Interest Expense	1,928	1,448	5,377	4,329

INCOME BEFORE INCOME TAX EXPENSE	169	406	1,396	246
INCOME TAX EXPENSE	65	136	411	82
NET INCOME	$104	$270	$985	$164

EARNINGS PER SHARE - BASIC	$0.08	$0.21	$0.78	$0.13
EARNINGS PER SHARE - DILUTED	$0.08	$0.21	$0.78	$0.13

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
						Other	Total
		Additional Paid-		Unearned RRP	Retained	Comprehensive	Stockholders'
(In Thousands)	Common Stock	in Capital	Treasury Stock	Trust Stock	Earnings	(Loss) Income	Equity
Balances At December 31, 2007	$ 34	$ 34,546	$ (32,062)	$ (158)	$ 25,919	$ (115)	$ 28,164
Comprehensive Loss:
Net Income	-	-	-	-	164	-	164
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	(608)	(608)
Total Comprehensive Loss	-	-	-	-	164	(608)	(444)
Distribution of RRP Stock	-	-	-	15	-	-	15
Dividends Declared	-	-	-	-	(386)	-	(386)
Balances at September 30, 2008	$ 34	$34,546	$(32,062)	$(143)	$25,697	$(723)	$27,349

Balances At December 31, 2008	$ 34	$34,546	$(32,062)	$(143)	$25,404	$(221)	$27,558
Comprehensive Income:
Net Income	-	-	-	-	985	-	985
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	-	-	-	-	-	537	537
Total Comprehensive Income	-	-	-	-	985	537	1,522
Distribution of RRP Stock	-	4	-	11	-	-	15
Purchase of Treasury Stock	-	-	(387)	-	-	-	(387)
Dividends Declared	-	-	-	-	(384)	-	(384)
Balances at September 30, 2009	$ 34	$34,550	$(32,449)	$(132)	$26,005	$316	$28,324

The accompanying notes are an intergral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$985	$164
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities:
Depreciation and Amortization	210	216
Premium Amortization (Discount Accretion), Net	96	(138)
Non-Cash Dividend - FHLB Stock	(5)	(33)
Provision for Loan Losses	200	-
Loan Fees, Net	(427)	(230)
RRP Expense	15	12
Gain on Sales of Loans	(881)	(221)
Gain on Sale of Property and Equipment	(134)	(17)
(Gain) Loss on Sale of Other Real Estate	(3)	1
Impairment of Other Real Estate Owned	61	-
Investment Impairment and Realized Losses, Net	3	669
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(375)	57
Accrued Interest Payable and Other Liabilities	77	(164)
Net Cash (Used in) Provided by Operating Activities	(178)	316

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities of Investment Securities	17,015	16,112
Proceeds from Sales of Investment Securities	2,020	5,003
Purchases of Investment Securities	(21,638)	(23,875)
Redemption of Mutual Funds, Net	750	750
Loan Originations and Principal Collections, Net	(73,955)	(44,594)
Proceeds from Sales of Loans	49,369	13,259
Proceeds from Sale of Premises and Equipment	191	142
Purchase of Premises and Equipment	(330)	(171)
Purchase of Federal Home Loan Bank Stock	(48)	(1,037)
Proceeds from Sales of Other Real Estate	23	85
Net Cash Used in Investing Activities	(26,603)	(34,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	(387)	-
(Decrease) Increase in Federal Home Loan Bank Advances	(11,376)	22,934
Payment of Cash Stock Dividends	(384)	(386)
Increase in Deposits	58,996	8,645
Increase (Decrease) in Deposits for Escrows	317	(105)
Net Cash Provided by Financing Activities	47,166	31,088

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,385	(2,922)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,205	9,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,590	$6,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$4,747	$4,289
Cash Paid During the Period for Income Taxes	289	-
Loans Transferred to Other Real Estate During the Period	1,461	929

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in FASB ASC Topic 260. For the three and nine month periods ended September 30, 2009 and 2008, the Company did not have any potentially dilutive securities.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net Income	$ 104	$ 270	$ 985	$ 164
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$ 104	$ 270	$ 985	$ 164
Denominator
Weighted Average Shares Outstanding	1,257,286	1,278,466	1,266,884	1,278,231
and Contingently Issuable Shares	-	-	-	-
Shares	1,257,286	1,278,466	1,266,884	1,278,231
Earnings Per Share
Basic	$ 0.08	$ 0.21	$ 0.78	$ 0.13
Diluted	$ 0.08	$ 0.21	$ 0.78	$ 0.13
Cash Dividends Per Share	$ 0.10	$ 0.10	$ 0.30	$ 0.30

NOTE 3 – FAIR VALUE DISCLOSURES

Under FASB ASC Topic 820, the Company must determine the appropriate level in the fair value hierarchy for each fair value measurement in the financial statements. To increase consistency and comparability in fair value measurements, FASB ASC Topic 820 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.  It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The levels are as follows

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

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis. In accordance with the provisions of FASB ASC Topic 310, the Bank records loans considered impaired at their fair value.  A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans.  Impaired loans and other real estate owned are level 2 assets measured using appraisals of the collateral prepared by external parties less any prior liens.

The following table summarizes the valuation methodologies used for the Bank’s financial instruments measured at fair value as well as the general classification of such instruments at September 30, 2009 and December 31, 2008 pursuant to the valuation hierarchy.

	September 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)			(In Thousands)
Available for Sale Securities:1
U.S. Agency Securities	$ -	$ 6,305	$ -	$ -	$ 10,070	$ -
Mortgage Backed Securities	-	32,400	-	-	26,100	-
Collateralized Mortgage Obligations	-	5,114	-	-	8,039	-
Municipal Securities	-	3,722	-	-	-	-
Mutual Funds	-	2,644	-	-	3,408	-
Loans2	-	3,271	-	-	2,410	-
Other Real Estate3	-	1,841	-	-	461	-

1 Securities are measured at fair value on a recurring basis, generally monthly.
2 Includes impaired loans that have been measured for impairment at the fair value of the loan's collateral.
3 Other real estate is transferred from loans to real estate owned at the lower of carrying value or market value.

NOTE 4 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the 401(k) plan was $28,000 and $80,000 for the three and nine month periods ended September 30, 2009, respectively, compared to $29,000 and $87,000 for the same time periods ended September 30, 2008.

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

The Plan generally provides that, Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years.  Pursuant to agreements with the Plan participants, all outstanding Plan share awards are being earned by recipients at a rate of 10% of the aggregate number of shares covered by the Plan over ten years.  If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the grant date of the Plan share award for any reason (except for death, disability, or a change in control), the recipient would forfeit the right to any shares subject to the awards which had not been earned. As of September 30, 2009, of the 134,159 shares awarded, 6,627 shares have been forfeited due to termination of employment or service as a director and 121,110 have been earned and issued. No further shares are available for award under the RRP. Compensation expense related to the RRP was $4,000 and $14,000 for the three and nine months, respectively, for both periods ended September 30, 2009 and 2008.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 13, 2009, the date these financial statements were issued.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	At or For the Three Months Ended			For the Nine Months Ended
($ in thousands, except per share data)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
BALANCE SHEET DATA
Total Assets	$ 270,927	$ 264,734	$ 216,979
Cash and Cash Equivalents	23,590	18,778	6,540
Loans Receivable, Net	182,756	179,005	149,333
Investment Securities	50,185	52,781	48,618
Deposit Accounts	199,111	189,622	138,155
Borrowings	40,626	44,490	49,920
Stockholders' Equity	28,324	28,138	27,349
INCOME STATEMENT DATA
Interest and Dividend Income	$ 3,600	$ 3,610	$ 3,214	$ 10,598	$ 9,220
Interest Expense	1,548	1,663	1,413	4,724	4,288
Net Interest Income	2,052	1,947	1,801	5,874	4,932
Provision for Loan Losses	200	-	-	200	-
Net Interest Income After Provision for Loan Losses	1,852	1,947	1,801	5,674	4,932
Non-Interest Income (Loss)	245	481	53	1,099	(357)
Non-Interest Expense	1,928	1,773	1,448	5,377	4,329
Net Income Before Taxes	169	655	406	1,396	246
Income Tax Expense	65	152	136	411	82
Net Income	104	503	270	985	164
KEY RATIOS1
Return on Average Assets	0.15%	0.76%	0.50%	0.51%	0.11%
Return on Average Stockholders' Equity	1.48%	7.10%	3.93%	4.66%	0.78%
Net Interest Margin	3.19%	3.10%	3.52%	3.20%	3.38%
Average Loans to Average Deposits	92.44%	95.86%	108.78%	98.38%	102.93%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	112.07%	113.33%	116.09%	113.21%	117.45%
Efficiency Ratio	83.91%	73.01%	78.10%	77.10%	94.62%
Non-Interest Expense to Average Assets	2.84%	2.69%	2.70%	2.80%	2.83%
Allowance for Loan Losses to Total Loans	1.46%	1.46%	1.85%
Stockholders' Equity to Total Assets	10.45%	10.63%	12.60%
COMMON SHARE DATA
Earnings Per Share
Basic	$ 0.08	$ 0.40	$ 0.21	$ 0.78	$ 0.13
Diluted	0.08	0.40	0.21	0.78	0.13
Dividends Paid Per Share	0.10	0.10	0.10	0.30	0.30
Book Value Per Share	22.53	22.18	21.39
Average Shares Outstanding
Basic	1,257,286	1,268,579	1,278,466	1,266,884	1,278,231
Diluted	1,257,286	1,268,579	1,278,466	1,266,884	1,278,231
1 Amounts are annualized where appropriate.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition, and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first three quarters of 2009 and 2008. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association. Effective December 31, 2008, the Bank converted its charter from a Louisiana state savings and loan association to a Federally-chartered savings bank. As a result of the charter conversion, the Bank’s primary regulator became the Office of Thrift Supervision. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2008 Annual Report on Form 10-K.

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

OVERVIEW

The Company reported net income of $104,000 for the quarter ended September 30, 2009, compared with $270,000 for the quarter ended September 30, 2008. Basic and diluted earnings per share were $0.08 and $0.21 for the quarters ended September 30, 2009 and 2008, respectively. Basic and diluted earnings for the first nine months of 2009 were $985,000, or $0.78 per share, up from $164,000, or $0.13 per share, for the first nine months of 2008. The recordation of a $200,000 provision for loan losses and the increased cost of deposit insurance premiums in addition to a non-cash impairment charge recognized on other real estate owned were the primary reasons for the decrease in earnings from the third quarter of 2008 to the third quarter of 2009. The increase in earnings during the first nine months of 2009 compared to the same period in 2008 was largely due to a significant increase in the average balance of loans and additional secondary marketing activities which resulted in $881,000 of loan sale income. The improvements in net interest income from 2008 to 2009 for the reported periods reflects the results of the Bank’s execution of its strategic plan to expand products and services as part of its transition from a traditional thrift institution to a full service community bank.

Total assets at September 30, 2009 were $270.9 million, up approximately $49.1 million, or 22.1%, from December 31, 2008. Average loans increased by $38.3 million, or 27.9%, during the first nine months of 2009, with the majority of the growth in residential real estate secured loans and construction loans. Total deposits increased by $59.0 million, or 42.1%, from $140.1 million at December 31, 2008 to $199.1 million at September 30, 2009.  Included in this was $2.8 million, or 35.2%, of growth in noninterest-bearing deposits.  Noninterest expense as a percentage of average assets was 2.80% for the first nine months of 2009 compared to 2.83% for the same period in the prior year.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
The outstanding balance of total loans increased $24.2 million, or 15.0%, from $161.2 million at December 31, 2008 to $185.5 million at September 30, 2009. The average balance of our outstanding loans for the third quarter of 2009 was $183.3 million, up $35.3 million, or 23.9%, compared to $147.9 million for the same period in 2008. Table 1, which is based on regulatory reporting codes, shows loan balances at quarter-end for the most recent five quarters and the average balance of loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2009			2008
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Real estate loans - residential	$ 90,178	$ 89,379	$ 88,544	$ 76,429	$ 77,448
Real estate loans - commercial and other	71,151	70,980	66,407	67,751	61,450
Real estate loans - construction	17,305	14,578	11,408	10,542	6,727
Consumer loans	1,518	1,266	1,287	1,713	1,992
Commercial business loans	5,304	5,445	5,411	4,807	4,534
Total loans	$ 185,456	$ 181,648	$ 173,057	$ 161,242	$ 152,151
Average balance of loans during three month period	$ 183,256	$ 176,633	$ 166,926	$ 155,609	$ 147,934

The Company’s investment in residential real estate loans, which includes those loans secured by one-to four-family dwellings (also referred to as “single-family”), increased $13.7 million, or 18.0%, from December 31, 2008 to September 30, 2009. Residential real estate loans increased primarily due to the efforts of the Bank’s three new residential loan originators, who were hired in the first quarter of 2009, and the relatively low level of market rates of interest during the first nine months of 2009. In addition, the expansion of loan product offerings and enhanced marketing activities have contributed to the growth in this segment of the loan portfolio. Commercial and other real estate loans, which includes those secured by nonresidential and multi-family properties, increased by $3.4 million, or 5.0%, from $67.8 million at December 31, 2008 to $71.2 million at September 30, 2009. The increase in commercial and other real estate loans is attributable to the Bank’s experienced team of commercial lenders and primarily consisted of owner-occupied nonresidential properties. Construction loans, which include those secured by one-to four-family, multi-family, and nonresidential real estate, increased by $6.8 million, or 64.2%, from $10.5 million at December 31, 2008 to $17.3 million at September 30, 2009. Construction loans secured by one-to four-family dwellings constitute the large majority of this segment of the portfolio. This growth is attributed to continued rehabilitation of damaged housing and new construction in areas severely impacted by the effects of Hurricane Katrina.

All loans carry a certain degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. As a result of this ongoing evaluation, any additions to the allowance for loan losses are reflected in the provision for loan losses and charged to operating expense. At September 30, 2009, the allowance for loan losses was $2.7 million, or 1.5% of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2009			2008
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning balance	$ 2,643	$ 2,693	$ 2,719	$ 2,818	$ 3,238
Provision for loan losses	200	-	-	-	-
Loans charged off	156	50	28	99	420
Recoveries of loans previously charged-off	13	-	2	-	-
Ending balance	$ 2,700	$ 2,643	$ 2,693	$ 2,719	$ 2,818
Ratios
Charge-offs to average loans	0.09%	0.03%	0.02%	0.06%	0.28%
Provision for loan losses to charge-offs	128.21%	n/a	n/a	n/a	n/a
Allowance for loan losses to charge-offs (annualized)	432.69%	1321.50%	2404.46%	686.62%	167.74%
Allowance for loan losses to ending loans	1.46%	1.46%	1.56%	1.69%	1.85%

An additional provision for loan losses of $200,000 was recorded during the third quarter of 2009 based on the Company’s assessment of its credit risk while considering the overall increased level of loan delinquencies and adversely classified loans. The allowance was reduced by $156,000 during the third quarter of 2009 due to the foreclosure of a $227,000 renovation loan secured by one-to four-family residential real estate with an appraised value of $80,000 based on the “as is”, incomplete, condition.

Table 3 summarizes the Company’s delinquent loans at September 30, 2009 and at the end of the preceding four quarters.  The balances presented reflect the total principal balances outstanding on the loans rather than the amount of principal past due.

TABLE 3. DELINQUENT LOANS
	2009			2008
($ in thousands)	September 30	June 30	March 31	December 31	September 30
30-89 Days	$ 2,979	$ 1,960	$ 3,214	$ 5,231	$ 749
90+ Days	4,145	3,092	2,359	2,011	2,075
Total	$ 7,124	$ 5,052	$ 5,573	$ 7,242	$ 2,824
Ratios
Loans delinquent 90+ days to total loans	2.24%	1.70%	1.36%	1.25%	1.36%
Total delinquent loans to total loans	3.84%	2.78%	3.22%	4.50%	1.86%
Allowance for loan losses to 90+ day delinquent loans	65.14%	85.48%	114.16%	135.21%	135.81%
Allowance for loan losses to total delinquent loans	37.90%	52.32%	48.32%	37.54%	99.79%

The increase in loans greater than 90 days delinquent was primarily due to three loans with an aggregate net book value of $976,000, including a reserve of $743,000 from the allowance for loan and lease losses, at September 30, 2009 to a commercial borrower that are secured by two non-owner-occupied, residential properties located in New Orleans, Louisiana, and one non-owner-occupied, commercial property located in Algiers, Louisiana. These properties, two of which are under varying stages of renovation, had an aggregate appraised value of $1.2 million in August of 2009 based on their “as is” condition and are currently in the process of foreclosure.

Nonperforming assets consists of loans on non-accrual status and foreclosed assets. Table 4 sets forth the Company’s nonperforming assets at the dates indicated. The Company did not have loans greater than 90 days delinquent and accruing interest or troubled debt restructurings at the dates indicated.

TABLE 4. NONPERFORMING ASSETS
	2009			2008
($ in thousands)	September 30	June 30	March 31	December 31	September 30
Loans accounted for on a non-accrual basis	$ 4,145	$ 2,885	$ 2,210	$ 2,011	$ 2,075
Foreclosed assets	1,841	1,847	461	461	844
Total nonperforming assets	$ 5,986	$ 4,732	$ 2,671	$ 2,472	$ 2,919
Loans greater than 90 days past due and accruing interest	-	207	149	-	-
Troubled debt restructurings	-	-	-	-	-
Ratios
Nonperforming assets to loans plus foreclosed assets	3.20%	2.58%	1.52%	1.53%	1.91%
Nonperforming assets to total assets	2.21%	1.79%	1.06%	1.11%	1.35%
Allowance for loan losses to nonperforming loans	65.14%	91.61%	121.86%	135.21%	135.81%

Foreclosed assets as of September 30, 2009 include a multi-family dwelling located in the historic district of the French Quarter in New Orleans, Louisiana. The foreclosure proceedings on the property, which was under renovation, were completed in April 2009.  The appraised value of the property was $1.6 million based on the “as is”, incomplete, condition. The Company has been marketing this property for sale since May 2009 and lowered the sale price to $1.3 million in the third quarter of 2009 which resulted in a $61,000 non-cash impairment charge on other real estate.

INVESTMENT IN SECURITIES
At September 30, 2009, the Company’s total securities available-for-sale were $50.2 million, compared to $47.6 million at December 31, 2008, which represents an increase of $2.6 million, or 5.4%.

In 2008, the Company recognized a non-cash impairment charge of $1.3 million for other-than-temporary impairments of its investment in two mutual funds, the AMF Ultra Short Mortgage (ticker: ASARX) and the AMF Intermediate Mortgage (ticker: ASCPX). Prior to 2008, these investments were redeemable immediately at their current market value. In 2008, the fund managers, Shay Assets Management, Inc., imposed a restriction on these mutual funds which limits redemptions for cash to $250,000 per quarter based on the current market price at the time of redemption. Approximately $764,000 of the holdings in the AMF Ultra Short Mortgage fund, the remaining mutual fund in the Company’s securities portfolio, were redeemed for cash during the first nine months of 2009 at a loss of $14,000. As of September 30, 2009, the Bank’s remaining investment in the AMF Ultra Short Mortgage Fund had an amortized cost and market value of $2.6 million.

At September 30, 2009, the net unrealized gain on the Company’s entire securities portfolio was $479,000, or 1.0% of amortized cost, compared to the net unrealized loss of $320,000, or 0.7% of amortized cost at December 31, 2008. The gains in the securities portfolio consist primarily of increases in the market value of mortgage-backed securities issued by government agencies. The losses in the security portfolio are attributable to the reduced values of certain private-label collateralized mortgage obligations as a result of concerns with the overall mortgage market. Management believes that these losses are temporary in nature and will reverse themselves when market conditions become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
	September 30, 2009		December 31, 2008		September 30, 2008
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Agency securities	$ 6,306	$ 6,305	$ 10,010	$ 10,070	$ 10,010	$ 9,778
Mortgage-backed securities	31,506	32,400	25,484	26,100	21,773	21,805
Collateralized mortgage obligations	5,566	5,114	9,035	8,039	13,540	12,909
Municipal securities	3,684	3,722	-	-	-	-
Mutual funds	2,644	2,644	3,408	3,408	4,393	4,126
Total investment securities	$ 49,706	$ 50,185	$ 47,937	$ 47,617	$ 49,716	$ 48,618

DEPOSITS
At September 30, 2009, deposits totaled $199.1 million, an increase of $59.0 million, or 42.1%, from $140.1 million at December 31, 2008.  Average deposits for the third quarter of 2009 increased by $14.0 million, or 7.6%, from the prior quarter.  Average certificates of deposit (or “time deposits”) totaled $101.3 million, or 51.1%, of average total deposits for the quarter ended September 30, 2009, up $7.2 million, or 7.6%, compared to the second quarter of 2009.  Average savings deposits made up 6.7% of total average deposits, down from 7.5% in the prior quarter.  During the third quarter of 2009, the average balance of NOW accounts, which includes money market deposit accounts, increased from 35.7% to 37.2% of average total deposits from the second quarter of 2009. The average balance of noninterest-bearing demand deposits decreased during the third quarter of 2009 by $620,000, or 5.9%, from $10.4 million in the prior quarter.

Table 6 presents the composition of average deposits for the quarters ended September 30, 2009, June 30, 2009, and September 30, 2008.

TABLE 6. DEPOSIT COMPOSITION
	Third Quarter 2009		Second Quarter 2009		Third Quarter 2008
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest-bearing demand deposits	$ 9,825	5.0%	$ 10,445	5.7%	$ 9,101	6.7%
NOW and MMDA account deposits	73,791	37.2%	65,839	35.7%	25,841	19.0%
Savings deposits	13,310	6.7%	13,841	7.5%	16,519	12.2%
Time deposits	101,313	51.1%	94,127	51.1%	84,530	62.1%
Total	$ 198,239	100.0%	$ 184,252	100.0%	$ 135,991	100.0%

The increase in deposits is due to a combination of factors including: the offering of competitive interest rates on money market and certain transactional accounts in order to attract new customers and the expanded branch network due to the opening of new banking locations which occurred in the latter half of 2007. In addition, the Bank’s participation in a wholesale, Internet-based, time deposit marketing program allowed it to attract deposits on a nationwide basis that totaled $13.7 million at September 30, 2009. The Company had no deposits that were obtained through outside deposit brokers at September 30, 2009.

BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB”).  This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.  At September 30, 2009 and December 31, 2008, the Company’s borrowings from the Federal Home Loan Bank were $40.6 million and $52.0 million, respectively, which represents a decrease of $11.4 million, or 21.9%. Average advances for the third quarter of 2009 were $41.6 million, a decrease of $6.4 million, or 13.3%, from the second quarter of 2009. The decrease in FHLB borrowings during the first nine months of 2009 was primarily due to the non-renewal of $11.0 million in maturing advances.

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

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At September 30, 2009, stockholders’ equity totaled $28.3 million, compared to $27.6 million at December 31, 2008. This increase of $766,000, or 2.8%, was primarily due to net income of $985,000 and an increase in unrealized gains, net of tax, on investment securities of $537,000, partially offset by cash dividends paid of $384,000 and purchases of treasury stock of $387,000 for the nine months ended September 30, 2009.

Since 1998, the Company has repurchased shares of its common stock when shares have been available at prices and amounts deemed prudent by management.  The Company announced a stock repurchase program in October 2008 of up to 64,250 shares, or approximately 5.0%, of GS Financial Corp.’s outstanding common stock through open market or privately negotiated transactions. Table 7 summarizes the repurchase of the shares of its common stock by year.  All of the purchases were open market transactions, other than the 15,614 shares purchased in the quarter ended September 30, 2009, and most were at a discount to book value.

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
1998	491,054	$ 8,324	$ 16.95
1999	299,000	3,653	12.22
2000	679,600	8,590	12.64
2001	305,684	4,612	15.09
2002	142,201	2,516	17.69
2003	216,181	4,109	19.00
2004	16,842	315	18.71
2005	3,907	74	19.06
2006	17,763	300	16.87
2007	10,468	188	18.00
2008	-	-	-
Nine months ended September 30, 2009	27,862	387	13.87
Total stock repurchases	2,210,562	$ 33,068	$ 14.96

The ratios in Table 8 indicate that the Bank remained well capitalized for regulatory purposes as of September 30, 2009.  During 2008 and 2009, the Bank has reduced its overcapitalized position as it has increased its holdings of loans. Risk-based capital ratios declined in the third quarter of 2009 as there was a $20.1 million increase in risk-weighted assets, attributable primarily to growth in the loan portfolio.  The regulatory capital ratios of Guaranty Savings Bank continue to exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent report received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2009	2008
($ in thousands)	September 30	December 31	September 30
Tier 1 regulatory capital	$ 26,621	$ 25,611	$ 27,329
Tier 2 regulatory capital	1,517	1,772	1,689
Total regulatory capital	$ 28,138	$ 27,383	$ 29,018
Adjusted total assets	$ 269,753	$ 221,614	$ 217,380
Risk-weighted assets	$ 161,875	$ 141,772	$ 135,118
Ratios
Tier 1 capital to adjusted total assets	9.87%	11.56%	12.57%
Tier 1 capital to risk-weighted assets	16.45%	18.06%	20.23%
Total capital to risk-weighted assets	17.38%	19.31%	21.48%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on deposits and borrowings discuss changes in these liability-funding sources during the first nine months of 2009.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible outright sales in the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2009 and 2008. The Company reported net income of $985,000 for the nine months ended September 30, 2009, and had net cash of $178,000 used in operating activities. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, deferred tax provisions, etc.) and revenues (accretion of discounts, dividends received in the form of stock, etc.).

In addition, management monitors its liquidity position by tracking certain financial data. Table 9 illustrates some of the factors that the Company uses to measure liquidity.

TABLE 9. KEY LIQUIDITY INDICATORS
	2009	2008
($ in thousands)	September 30	December 31	September 30
Cash and cash equivalents	$ 23,590	$ 3,205	$ 6,540
Total loans	185,456	161,242	152,151
Total deposits	199,111	140,115	138,155
Deposits $100,000 and over	93,139	54,620	51,011
Ratios
Total loans to total deposits	93.14%	115.08%	110.13%
Deposits $100,000 and over to total deposits	46.78%	38.98%	36.92%

The Company remains highly liquid, as additional liquidity has been obtained through its deposit account offerings that were developed, in part, to increase the Company’s deposit balances and, thereby, reduce the Bank’s loan to deposit ratio.  However, liquidity is being used to fund loan growth and payoff maturing FHLB advances when appropriate.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the third quarter of 2009 increased by $105,000, or 5.4%, from the second quarter of 2009 due to a $6.6 million, or 3.7%, increase in the average balance of loans and a 31 basis point reduction in the average costs of funds. This was partially offset by a $14.6 million, or 8.4%, increase in the average balance of interest-bearing deposits and a 16 basis point reduction in the average yield on interest-earning assets. Third quarter net interest income for 2009 increased by $251,000, or 13.9%, from $1.8 million during the same period in prior year due to a $53.3 million, or 26.1%, increase in average interest-earnings assets and a 52 basis point reduction in the average cost of funds, which was negatively impacted by a 70 basis point reduction in the average yield on interest-earning assets and a $61.5 million, or 48.5%, increase in the average balance of interest-bearing deposits.

Interest income decreased slightly during the third quarter of 2009 by $10,000, or 0.3%, compared to the second quarter of 2009 as the average yield on interest-earning assets decreased from 5.75% to 5.59%. This was substantially offset by the increase in the average balance of loans from $176.6 million during the second quarter of 2009 to $183.3 million during the third quarter of 2009. Interest income increased by $386,000, or 12.0%, from the third quarter of 2008 to the third quarter of 2009. The increase in the average balance of loans from $147.9 million during the third quarter of 2008 to $183.3 million during the third quarter of 2009 was largely responsible for the increase in interest income when comparing these time periods. In addition, the $11.1 million, or 52.4%, increase in the average balance of mortgage-backed securities from the third quarter of 2008 to the third quarter of 2009 positively impacted interest income. However, there was a 13 basis point reduction in the average yield on loans and a 111 basis point reduction in the average yield on investment securities from the third quarter of 2008 to the third quarter of 2009 which negatively impacted net interest income.

During the third quarter of 2009, interest expense decreased by $115,000, or 6.9%, from $1.7 million in the second quarter of 2009. This was primarily due to the 22 basis point decrease in the average cost of time deposits and the 64 basis point decrease in the average cost of NOW and MMDA accounts from second quarter of 2009 to the third quarter of 2009. This was substantially offset by the increase in the average balance of interest bearing liabilities from $173.8 million during the second quarter of 2009 to $188.4 million during the third quarter of 2009. Interest expense increased to $1.5 million during the third quarter of 2009 from $1.4 million in the third quarter of 2008 largely due to the $61.5 million, or 48.5%, increase in the average balance of interest-bearing deposits that was partially offset by the 56 basis point decrease in the average cost of interest bearing deposits from 3.21% in the third quarter of 2008 to 2.69% in the third quarter of 2009.

Net interest income for the nine months ended September 30, 2009 increased by $942,000, or 19.1%, from the same period in the prior year. This was primarily due to an increase in the average balance of loans from $137.4 million to $175.7 million for the year-to-date periods ended September 30, 2008 and September 30, 2009, respectively, and an 85 basis point reduction in the average cost of time deposits from 3.98% to 3.13% when comparing these same time periods. Net interest income was negatively impacted by a $43.9 million, or 35.2%,  increase in the average balance of interest-bearing deposits and a $6.3 million, or 15.5%, increase in the average balance of FHLB advances from the nine month period ended September 30, 2008 to the same period in 2009.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Third Quarter 2009			Second Quarter 2009			Third Quarter 2008
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

ASSETS
INTEREST-EARNING ASSETS
Loans	$ 183,256	$ 3,036	6.63%	$ 176,633	$ 2,992	6.78%	$ 147,934	$ 2,501	6.76%
U.S. Agency securities	8,313	78	3.75	11,241	122	4.34	12,220	179	5.86
Mortgage-backed securities	32,239	340	4.22	30,088	349	4.64	21,151	303	5.73
Collateralized mortgage obligations	5,621	82	5.84	7,070	101	5.71	12,895	155	4.81
Municipal securities	1,840	17	3.70	494	5	4.05	-	-	-
Mutual funds	2,731	28	4.10	2,930	32	4.37	4,571	50	4.38
Total investment in securities	50,744	545	4.30	51,823	609	4.70	50,837	687	5.41
FHLB stock	2,352	1	0.17	2,351	1	0.17	2,158	9	1.67
Federal funds sold and
interest-bearing deposits in other banks	21,374	18	0.34	20,498	8	0.16	3,533	17	1.92
Total interest-earning assets	257,726	3,600	5.59%	251,305	3,610	5.75%	204,462	3,214	6.29%
NONINTEREST-EARNING ASSETS
Other assets	15,890			14,541			12,715
Allowance for loan losses	(2,639)			(2,663)			(2,953)
Total assets	$ 270,977			$ 263,183			$ 214,224

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW and MMDA account deposits	$ 73,791	$ 363	1.97%	$ 65,839	$ 429	2.61%	$ 25,841	$ 141	2.18%
Savings deposits	13,310	17	0.51	13,841	17	0.49	16,519	31	0.75
Time deposits	101,313	746	2.95	94,127	746	3.17	84,530	763	3.61
Total interest-bearing deposits	188,414	1,126	2.39	173,807	1,192	2.74	126,890	935	2.95
Borrowings	41,554	422	4.06	47,947	471	3.93	49,241	478	3.88
Total interest-bearing liabilities	229,968	1,548	2.69%	221,754	1,663	3.00%	176,131	1,413	3.21%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	9,825			10,445			9,101
Other liabilities	2,854			2,621			1,513
Stockholders' equity	28,330			28,363			27,479
Total liabilities and stockholders' equity	$ 270,977			$ 263,183			$ 214,224
Net interest income and margin		$ 2,052	3.19%		$ 1,947	3.10%		$ 1,801	3.52%
Net interest-earning assets and spread	$ 27,758		2.90%	$ 29,551		2.75%	$ 28,331		3.08%
Cost of funding interest-earning assets			2.40%			2.65%			2.76%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	Third Quarter 2009 Compared to:
	Second Quarter of 2009			Third Quarter of 2008
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
INTEREST INCOME
Loans	112	(68)	44	597	(62)	535
U.S. Agency securities	(32)	(12)	(44)	(57)	(44)	(101)
Mortgage-backed securities	25	(34)	(9)	159	(122)	37
Collateralized mortgage obligations	(21)	2	(19)	(87)	14	(73)
Municipal securities	14	(2)	12	17	-	17
Mutual funds	(2)	(2)	(4)	(20)	(2)	(22)
Total investment in securities	(16)	(48)	(64)	12	(154)	(142)
FHLB stock	-	-	-	1	(9)	(8)
Federal funds sold and interest bearing deposits in other banks	-	10	10	86	(85)	1
Total interest income	96	(106)	(10)	696	(310)	386

INTEREST EXPENSE
NOW account deposits	52	(118)	(66)	262	(40)	222
Savings deposits	(1)	1	-	(6)	(8)	(14)
Time deposits	57	(57)	-	151	(168)	(17)
Total interest-bearing deposits	108	(174)	(66)	407	(216)	191
Borrowings	(63)	14	(49)	(75)	19	(56)
Total interest expense	45	(160)	(115)	332	(197)	135
Change in net interest income	51	54	105	364	(113)	251

TABLE 12. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Yield/ Cost	Balance	Interest	Yield/ Cost
ASSETS
INTEREST-EARNING ASSETS
Loans	$ 175,655	$ 8,775	6.66%	$ 137,376	$ 7,049	6.84%
U.S. Agency securities	9,896	338	4.55	16,879	750	5.92
Mortgage-backed securities	29,392	1,028	4.66	13,718	537	5.22
Collateralized mortgage obligations	6,896	308	5.96	13,677	561	5.47
Municipal securities	780	22	3.76	-	-	-
Mutual funds	2,975	94	4.21	5,266	178	4.51
Total investment in securities	49,939	1,790	4.78	49,540	2,026	5.45
FHLB stock	2,349	5	0.28	1,811	33	2.43
Federal funds sold and
interest-bearing deposits in other banks	16,522	28	0.23	5,898	112	2.53
Total interest-earning assets	244,465	10,598	5.78%	194,625	9,220	6.32%
NONINTEREST-EARNING ASSETS
Other assets	14,609			12,390
Allowance for loan losses	(2,673)			(3,227)
Total assets	$ 256,401			$ 203,788

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW and MMDA account deposits	$ 60,697	$ 1,071	2.35%	$ 24,556	$ 428	2.32%
Savings deposits	13,938	52	0.50	17,524	101	0.77
Time deposits	94,252	2,215	3.13	82,893	2,475	3.98
Total interest-bearing deposits	168,887	3,338	2.64	124,973	3,004	3.20
Borrowings	47,045	1,386	3.93	40,738	1,284	4.20
Total interest-bearing liabilities	215,932	4,724	2.92%	165,711	4,288	3.45%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	9,669			8,497
Other liabilities	2,613			1,618
Stockholders' equity	28,187			27,962
Total liabilities and stockholders' equity	$ 256,401			$ 203,788
Net interest income and margin		$ 5,874	3.20%		$ 4,932	3.38%
Net interest-earning assets and spread	$ 28,533		2.86%	$ 28,914		2.87%
Cost of funding interest-earning assets			2.58%			2.94%

TABLE 13. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Nine Months of 2009 Compared to
	First Nine Months of 2008
	Due to Change in		Total Increase
($ in thousands)	Volume	Rate	(Decrease)
INTEREST INCOME
Loans	1,964	(238)	1,726
U.S. Agency securities	(310)	(102)	(412)
Mortgage-backed securities	614	(123)	491
Collateralized mortgage obligations	(278)	25	(253)
Municipal Securities	22	-	22
Mutual funds	(77)	(7)	(84)
Total investment in securities	(29)	(207)	(236)
FHLB stock	10	(38)	(28)
Federal funds sold and Interest Bearing Deposit in Other Banks	202	(286)	(84)
Total interest income	2,147	(769)	1,378

INTEREST EXPENSE
NOW and MMDA account deposits	630	13	643
Savings deposits	(21)	(28)	(49)
Time deposits	339	(599)	(260)
Total interest-bearing deposits	948	(614)	334
Borrowings	199	(97)	102
Total interest expense	1,147	(711)	436
Change in net interest income	1,000	(58)	942

PROVISION FOR LOAN LOSSES
The Company recorded a $200,000 provision for loan losses during the third quarter of 2009, which represents the only provision recorded during the first nine months of 2009. There was no provision for loan losses recorded during the first nine months of 2008. The local market area remains in a state of uncertainty regarding the level of recovery from Hurricane Katrina and has also been impacted by the national recession. The Bank’s asset quality committee will continue to meet quarterly to review the risk elements of its loan portfolio, including: impaired loans, non-performing loans, and potential non-performing and impaired loans, and adjust the allowance for loan losses accordingly based on the best information available at the time.

For a more detailed discussion of the changes in the allowance for loan losses, nonperforming assets, and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income increased by $192,000 during the third quarter of 2009 compared to the same period in 2008 and increased by $1.5 million for the first nine months of 2009 compared to the first nine months of 2008. These increases were primarily due to the recognition of a non-cash impairment charge of $660,000 during the second quarter of 2008 related to the Company’s investment in mutual funds. The previous discussion in this Form 10-Q regarding the Company’s investment in securities provides additional information regarding these charges.  In addition, there was a $660,000 increase in the gain on sales of mortgage loans in the secondary market during the first nine months of 2009 compared to the same period in prior year. The increase in mortgage loan sales in the secondary market was largely due to favorable mortgage loan interest rates. As a result of the increased activity, the Bank has expanded its mortgage lending operations by hiring additional mortgage originators.

The favorable mortgage loan interest rates have also increased the level of repayment activity on loans serviced by the Bank for other investors including Fannie Mae and Freddie Mac. As a result, mortgage servicing fees, net of related costs and amortization, decreased by $8,000 and $40,000, respectively, for the three and nine month periods ended September 30, 2009 compared to the same time periods in the prior year.

The Company sold vacant land located in Metairie, Louisiana, from its holdings of premises and equipment, during the second quarter of 2009 for net proceeds of approximately $191,000. As a result, the Company recorded a $134,000 gain on the sale of this land during the nine months ended September 30, 2009.

Service charges on deposit accounts were $17,000 and $47,000, respectively, for the three and nine month periods ended September 30, 2009, up from $10,000 and $26,000 for the same time periods in 2008. The Company continues to develop new deposit products and pricing strategies to increase transaction accounts and the related fee income.  The major categories of non-interest income for the three and nine months ended September 30, 2009 and 2008 are presented in Table 14.

TABLE 14. NON-INTEREST INCOME
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2009	September 30, 2008	Percentage Increase (Decrease)	September 30, 2009	September 30, 2008	Percentage Increase (Decrease)
Service charges on deposit accounts	$ 17	$ 10	70.0%	$ 47	$ 26	80.8%
ATM fees	5	4	25.0	16	11	45.5
Early closing penalties	4	3	33.3	9	5	80.0
Income from real estate held for investment	14	14	-	42	42	-
Gain on sales of mortgage loans	188	34	452.9	881	221	298.6
Gain on sales of premises and equipment	-	-	-	134	17	688.2
Gain (loss) on sale of other real estate	-	(1)	(a)	3	(1)	(a)
Mortgage servicing fees, net	1	9	(88.9)	(38)	2	(2,000.0)
Miscellaneous	8	1	700.0	8	1	700.0
Total non-interest income before securities transactions	237	74	220.3%	1,102	324	240.1%
Securities impairments and losses, net of gains from sales	8	(21)	(a)	(3)	(681)	(a)
Total non-interest income	$ 245	$ 53	362.3%	$ 1,099	$ (357)	(a)
(a) Not meaningful

NON-INTEREST EXPENSE
Non-interest expense for the third quarter of 2009 totaled $1.9 million, a $480,000, or 33.1%, increase from $1.4 million in the third quarter of 2008. Non-interest expense for the three and nine months ended September 30, 2009 and 2008 are presented in Table 15 below.

TABLE 15. NON-INTEREST EXPENSE
	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2009	September 30, 2008	Percentage Increase (Decrease)	September 30, 2009	September 30, 2008	Percentage Increase (Decrease)
Employee compensation and benefits	$ 1,042	$ 831	25.4%	$ 2,915	$ 2,563	13.7%
Net occupancy expense	220	215	2.3	623	616	1.1
Ad Valorem taxes	58	75	(22.7)	175	225	(22.2)
Data processing costs	107	105	1.9	289	250	15.6
Advertising	17	10	70.0	57	35	62.9
ATM server expenses	13	8	62.5	39	27	44.4
Professional fees	155	49	216.3	454	161	182.0
Deposit insurance and supervisory fees	83	40	107.5	305	98	211.2
Printing and office supplies	25	23	8.7	93	77	20.8
Telephone	19	14	35.7	46	35	31.4
Security expense	10	8	25.0	33	24	37.5
Dues and subscriptions	23	24	(4.2)	61	72	(15.3)
Impairment of other real estate owned	61	-	(a)	61	-	(a)
Other operating expenses	95	46	106.5	226	146	54.8
Total non-interest expense	$ 1,928	$ 1,448	33.1%	$ 5,377	$ 4,329	24.2%
Efficiency ratio	83.91%	78.10%		77.10%	94.62%
(a) Not meaningful

Employee compensation and benefits, which represent the largest component of non-interest expense, increased $211,000, or 25.4%, to $1.0 million in the third quarter of 2009 compared to $831,000 in the third quarter of 2008 and increased $352,000, or 13.7%, to $2.9 million during the first nine months of 2009 compared to $2.6 million for the same period in the prior year. The increase in personnel costs during 2009 was primarily due to an increase in mortgage originator commissions in response to the increase in mortgage loan origination activity.

Professional fees were $155,000 and $454,000 for the three and nine  month periods ended September 30, 2009, which represent increases of $106,000 and $293,000, respectively, when compared to $49,000 and $161,000 for the same time periods ended September 30, 2008. The increase in professional fees was primarily due to the legal costs associated with agreements the Company entered into with certain stockholders. In addition, the Bank increased its utilization of the services of attorneys to assist with loan collection activity and various consultants to provide assessments of its internal processes and procedures.

Deposit insurance and supervisory fees increased by $43,000, or 107.5%, to $83,000 for the quarter ended September 30, 2009 from $40,000 for the quarter ended  September 30, 2008 and increased by $207,000, or 211.2%, to $305,000 for the year-to-date period ended September 30, 2009 from $98,000 for the same time period in the prior year. The increase in deposit insurance premiums was largely due to the special assessment levied by the FDIC on May 22, 2009, which was equal to 5 basis points of the Company’s total assets at June 30, 2009 less Tier 1 capital, that was paid during the third quarter of 2009, as well as an increase in the regular assessment amount due to the increased level of deposits.

As previously discussed, the Company recorded a non-cash impairment charge of $61,000 on other real estate during the third quarter of 2009. There was no impairment charge recorded on other real estate during 2008. See the section above on nonperforming assets for additional information regarding this impairment charge.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 – July 31, 2009	-	$-	-	52,002
August 1, 2009 – August 31, 2009	15,614	15.00	15,614	36,388
September 1, 2009 – September 30, 2009	-	-	-	36,388
Total	15,614	$15.00	15,614	36,388

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

GS FINANCIAL CORP.

Date:	November 13, 2009	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	November 13, 2009	By:	/s/ Stephen F. Theriot
Stephen F. Theriot Chief Financial Officer