Form 10-K
period 2009-12-31
GS FINANCIAL CORP
filed 2010-03-25
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
[X]           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the fiscal year ended December 31, 2009
or
[   ]           Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the transition period from ___________________ to _____________________________

Commission File Number: 0-22269
GS Financial Corp.

(Exact Name of Registrant as Specified in its Charter)
Louisiana	72-1341014
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3798 Veterans Blvd., Metairie, Louisiana	70002
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:              (504) 457-6220

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days                                                                                                                  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                 Yes   [  ]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009 (the last business day of GS Financial’s most recently completed second fiscal quarter) was approximately $15.0 million.

As of March 23, 2010, GS Financial Corp. had 1,257,938 shares of common stock outstanding.
Documents Incorporated by Reference	Part of 10-K in which incorporated
Proxy Statement dated March 24, 2010 Annual Report to Shareholders for the year ended December 31, 2009	Part III Part II, Part IV

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

The Company, through its investment in the Bank, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Bank’s six branch offices and mortgage production office.  The Bank serves commercial, small business, and retail customers, offering a variety of transaction and savings deposit products and secured loan products.  Guaranty offers very few unsecured loans and does not provide trust or investment management services.  As of December 31, 2009, the Company had assets of approximately $271.6 million and deposits of approximately $201.5 million.  As of December 31, 2009, the assets of the Bank constituted virtually all of the assets of GS Financial.

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

The growth of electronic communication and commerce over the Internet influences the Company’s competitive environment in several ways.  Entities have been formed which deliver financial services, provide access to financial products, and conduct transactions exclusively through the Internet.  Internet-based services have been and are being developed that are designed to enhance the value of traditional financial products.  The Internet also has made it easier for consumers to obtain comparative information on financial products and, over time, could lead to changes in consumer preferences for financial products.  Guaranty operates a website to provide information about the Company and to market the Bank’s products and services through online banking.

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

OTS capital standards currently require savings institutions to satisfy three different capital requirements.  Under these standards, savings institutions must maintain tangible capital of 1.5 percent, core capital of 3.0 percent, and risk based capital of 8.0 percent.  Core capital includes generally recognized capital such as common stockholders’ equity and retained earnings plus other items such as qualifying goodwill.  Tangible capital is essentially the same, but does not include qualifying supervisory goodwill.  At December 31, 2009, the Bank had no goodwill or other intangible assets which would be deducted in computing its tangible capital.  At December 31, 2009, Guaranty Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk- based capital ratios of 9.79%, 9.79%, and 17.11% respectively.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors, and principal stockholders.  Under Section 22(h), secured loans to a director, an executive officer, a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program  that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer, principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior Board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2009, Guaranty Savings Bank was in compliance with the above restrictions.

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

The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  In February 2009, the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years.  The restoration plan changed the FDIC’s base assessment rates and the risk based assessment system.  Well capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between 12 and 14 basis points. Institutions in Risk Categories II, III and IV are assessed at annual rates of 17, 35 and 50 basis points, respectively.  Changes to the risk based assessment system include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lower premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected the special assessment on September 30, 2009.  Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was approximately $119,000 which was completely expensed by the second quarter of fiscal 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012.  The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under the prepaid assessment rule, we made a payment of $1.3 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $1.3 million of this payment as a prepaid expense.  The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted.  Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.

Qualified Thrift Lender Test
The Qualified Thrift Lender (“QTL”) Test measures the Bank’s level of qualified thrift investments compared to its total portfolio assets (total assets less intangibles, property used by a savings association in its business, and liquid investments in an amount not to exceed 20% of assets).  Generally, qualified thrift investments (“QTI’s”) consists of residential housing related assets.  The Internal Revenue Service (IRS) requires a savings institution to have at least 65% of its assets in QTI’s to qualify for tax treatment as a building and loan association.  At December 31, 2009, 82.4% of the Bank’s assets were invested in QTI’s which exceeds the 65% required to qualify the Bank under the QTL test. Currently, the tax benefits for savings associations relative to banks are minimal.

EMPLOYEES

As of December 31, 2009, the Company and the Bank employed a total of 57 employees, all of whom are on a full-time basis.  The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life, and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

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

Item 1A: RISK FACTORS

Not applicable.

Item 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:   PROPERTIES

The Company owns one building in Metairie, Louisiana.  A portion of this building is leased to Guaranty Savings Bank and serves as a mortgage production office.  The Company’s executive offices are located in Metairie, Louisiana in the main office facility owned by the Bank.  In addition to these properties, the Bank owns three branch facilities located in New Orleans, Mandeville, and Harvey, Louisiana.  The facility in New Orleans was closed in 2005 subsequent to Hurricane Katrina, but re-opened for business in August 2007.  The remaining locations in Ponchatoula, Louisiana, and Harahan, Louisiana are subject to leases which management considers reasonable and appropriate to their respective locations. The Harahan branch was opened in the fourth quarter of 2009. In 2006, the Bank acquired land for future development of a bank location in Covington, Louisiana. The Company and the Bank make portions of its property available for lease to third parties, although such leasing activity is not material to the Company’s overall operations.  Management makes sure that all locations, whether owned or leased, are maintained in suitable condition.  Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, or possible sales.

Item 3:  LEGAL PROCEEDINGS

There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is subject.

Item 4:  (Removed and Reserved)

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The Company’s stock is traded on The NASDAQ Global Market under the symbol GSLA.  Shareholders of record for, quarterly high and low stock prices of, and cash dividends declared on GS Financial common stock are set forth in the Common Stock and Market Prices and Dividends sections of the Annual Report to Shareholders for the year ended December 31, 2009, included in Exhibit 13.0 hereto and which is incorporated herein by reference.  Equity Compensation Plan information is incorporated herein by reference to Item 12 hereof.

  (b)     Not applicable.

  (c)    The Company’s repurchases of its common stock made during the quarter ended December 31, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2009 – October 31, 2009	-	$-	-	36,388
November 1, 2009 – November 30, 2009	-	-	-	-
December 1, 2009 – December 31, 2009	-	-	-	-
Total	-	$-	-	36,388
Notes to this table:
(1)
On October 22, 2008 the Company announced by press release a stock repurchase program to repurchase 64,250 shares, or 5.0% of its outstanding common stock over a one year period, or such longer amount of time as may be necessary to complete the repurchase plan. The program became effective November 6, 2008.

Item 6:     SELECTED FINANCIAL DATA

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of GS Financial’s 2009 Annual Report to Shareholders and is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of GS Financial’s 2009 Annual Report to Shareholders is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp. and Subsidiary, the accompanying Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm contained in GS Financial’s 2009 Annual Report to Shareholders are hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T.):	CONTROLS AND PROCEDURES

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

PART III

Item 10:      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors and Executive Officers.  Information about the directors, director nominees, and executive officers of GS Financial Corp. in compliance with Section 16(a) of the Exchange Act and information concerning GS Financial’s audit committee is included in the sections captioned, "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers,"— Committees and Meetings of the Board of Directors" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" included in GS Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 (the “Proxy Statement”) on Definitive Schedule 14A filed with the SEC and is hereby incorporated herein by reference.

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

Equity Compensation Plan Information.  The following table sets forth certain information for outstanding awards under the Company's 1997 Recognition and Retention Plan, the Company's only equity compensation plan or individual compensation arrangement (whether with employees or non-employees, such as directors), in effect as of December 31, 2009.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity compensation plans
approved by security holders	6,422	$ -	-
Equity compensation plans not
approved by security holders	-	-	-
Total	6,422	$ -	-

The Recognition and Retention Plan terminated by its terms on August 14, 2007; however, unvested restricted stock awards made prior to termination are continuing to vest in accordance with the terms of their award agreements.  No other awards are available for future issuance.

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

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company and its subsidiary are incorporated by reference from Item 8 in Part II of this Form 10-K (see Exhibit 13.0).

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2009 and 2008
Consolidated Statements of (Loss) Income – Years Ended December 31, 2009 and 2008
Consolidated Statements of Comprehensive (Loss) Income – Years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows – Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

(a)(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)	Exhibits

No.	Description	Location
3.1	Articles of Incorporation of GS Financial Corp.	(1)
3.2	Bylaws of GS Financial Corp.	(2)
4.1	Stock Certificate of GS Financial Corp.	(1)
10.1	GS Financial Corp. Amended and Restated Recognition and Retention Plan and Trust Agreement*	(3)
10.2	Letter Agreement, dated as of December 8, 2005, by and between Guaranty Savings and Homestead Association and Stephen E. Wessel*	(4)
10.3	Letter Agreement, signature dated and accepted as of February 29, 2008, by and between Guaranty Savings Bank and Stephen E. Wessel*	(5)
10.4	Letter Agreement between Guaranty Savings Bank and Stephen E. Wessel, dated as of August 10, 2009*	(6)
10.5	Shareholder Agreement made by and among Philip J. Timyan and Riggs Qualified Partners, LLC, GS Financial Corp. and Guaranty Savings Bank	(7)
10.6	Shareholder Agreement made by and among Martin S. Friedman and FJ Capital Long/Short Equity Fund LLC, GS Financial Corp. and Guaranty Savings Bank	(7)
13.0	2009 Annual Report to Stockholders	Included herewith
21.0	Subsidiaries of the Registrant - Information reported in Item 1	Included herewith
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Included herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Included herewith
32.0	Certification pursuant to 18 U.S.C. Section 1350	Included herewith
_____________________
*	Denotes management compensation plan or arrangement.
(Footnotes continued on following page)

________________________
(1)	Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

(2)	Incorporated herein by reference from the annual report on Form 10-K for the year ended December 31, 2007, filed by the Registrant with the SEC on March 31, 2008 (Commission File No. 000-22269).

(3)	Incorporated herein by reference from the current report on Form 8-K, filed by the registrant with the SEC on November 24, 2008 (Commission File No. 000-22269).

(4)	Incorporated herein by reference from the current report on Form 8-K, dated December 8, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(5)	Incorporated herein by reference from the current report on Form 8-K, dated February 29, 2008 filed by the registrant with the SEC (Commission File No. 000-22269).

(6)	Incorporated herein by reference from the current report on Form 8-K, filed by the registrant with the SEC on August 11, 2009 (Commission File No. 000-22269).

(7)	Incorporated herein by reference from the current report on Form 8-K, filed by the registrant with the SEC on September 24, 2009 (Commission File No. 000-22269).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.
Dated: March 24, 2010	By:	/s/Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Albert J. Zahn, Jr.	Chairman of the Board and Director	March 24, 2010
Albert J. Zahn, Jr.
/s/Stephen E. Wessel	President and Chief Executive Officer	March 24, 2010
Stephen E. Wessel
/s/Bruce A. Scott	Executive Vice President and Director	March 24, 2010
Bruce A. Scott
/s/Stephen F. Theriot	Chief Financial Officer (principal financial and accounting officer)	March 24, 2010
Stephen F. Theriot
/s/Edward J. Bourgeois	Director	March 24, 2010
Edward J. Bourgeois
/s/Paul D. Cordes, Jr.	Director	March 24, 2010
Paul D. Cordes, Jr.
/s/Stephen L. Cory	Director	March 24, 2010
Stephen L. Cory
/s/Bradford A. Glazer	Director	March 24, 2010
Bradford A. Glazer
/s/Hayden W. Wren, III	Director	March 24, 2010
Hayden W. Wren, III