Form 10-Q
period 2010-03-31
GS FINANCIAL CORP
filed 2010-05-14
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010			Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Louisiana				72-1341014
(State of Incorporation)				(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, par value $.01 per share	1,252,016 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
	(In Thousands)
ASSETS
Cash and Cash Equivalents
Cash and Amounts Due from Depository Institutions	$5,167	$7,158
Interest-Bearing Deposits in Other Banks	5,479	9,293
Federal Funds Sold	5,107	3,284
Total Cash and Cash Equivalents	15,753	19,735

Securities Available-for-Sale, at Fair Value	56,128	50,455
Loans, Net of Allowance for Loan Losses of $2,808 and
$2,380, Respectively	188,583	185,500
Accrued Interest Receivable	1,501	1,518
Other Real Estate Owned	2,272	2,489
Premises and Equipment, Net	6,078	5,934
Stock in Federal Home Loan Bank, at Cost	2,356	2,354
Real Estate Held-for-Investment, Net	425	427
Other Assets	4,198	3,192
Total Assets	$277,294	$271,604

LIABILITIES
Deposits
Non-interest-Bearing	$12,759	$14,812
Interest-Bearing	194,184	186,681
Total Deposits	206,943	201,493

Advance Payments by Borrowers for Taxes and Insurance	333	249
FHLB Advances	40,386	40,512
Other Liabilities	1,582	1,329
Total Liabilities	249,244	243,583

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized,	$-	$-
None Issued
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized,	34	34
3,438,500 Shares Issued
Additional Paid-in Capital	34,552	34,550
Unearned RRP Trust Stock	(124)	(132)
Treasury Stock (2,180,562 Shares at March 31, 2010 and
December 31, 2009)	(32,449)	(32,449)
Retained Earnings	25,602	25,780
Accumulated Other Comprehensive Income	435	238
Total Stockholders' Equity	28,050	28,021
Total Liabilities & Stockholders' Equity	$277,294	$271,604

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$2,921	$2,747
Investment Securities	498	636
Other Interest Income	24	5
Total Interest and Dividend Income	3,443	3,388

INTEREST EXPENSE
Deposits	879	1,020
Advances from Federal Home Loan Bank	372	493
Total Interest Expense	1,251	1,513

NET INTEREST INCOME	2,192	1,875
PROVISION FOR LOAN LOSSES	500	-
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,692	1,875

NON-INTEREST INCOME
Gain on Sale of Loans	155	358
Gain (Loss) on Securities Transactions	1	(2)
Other Income	57	17
Total Non-Interest Income	213	373

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,062	919
Occupancy Expense	252	198
Ad Valorem Taxes	58	58
Other Expenses	648	501
Total Non-Interest Expense	2,020	1,676

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(115)	572
INCOME TAX (BENEFIT) EXPENSE	(63)	194
NET (LOSS) INCOME	$(52)	$378

(LOSS) EARNINGS PER SHARE - BASIC	$(0.04)	$0.30
(LOSS) EARNINGS PER SHARE - DILUTED	$(0.04)	$0.30

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In Thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity

Balances At December 31, 2008	$ 34	$ 34,546	$ (32,062)	$ (143)	$ 25,404	$ (221)	$ 27,558
Comprehensive Income:
Net Income	-	-	-	-	378	-	378
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	313	313
Total Comprehensive Income	-	-	-	-	378	313	691
Distribution of RRP Stock	-	2	-	6	-	-	8
Purchase of Treasury Stock	-	-	(117)	-	-	-	(117)
Dividends Declared	-	-	-	-	(128)	-	(128)
Balances at March 31, 2009	$ 34	$ 34,548	$ (32,179)	$ (137)	$ 25,654	$ 92	$ 28,012

Balances At December 31, 2009	$ 34	$ 34,550	$ (32,449)	$ (132)	$ 25,780	$ 238	$ 28,021
Comprehensive Income:
Net Loss	-	-	-	-	(52)	-	(52)
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	197	197
Total Comprehensive Income	-	-	-	-	(52)	197	145
Distribution of RRP Stock	-	2	-	8	-	-	10
Purchase of Treasury Stock	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	(126)	-	(126)
Balances at March 31, 2010	$ 34	$ 34,552	$ (32,449)	$ (124)	$ 25,602	$ 435	$ 28,050

The accompanying notes are an intergral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(52)	$378
Adjustments to Reconcile Net (Loss) Income from Operations to Net Cash
(Used in) Provided by Operatng Activities:
Depreciation and Amortization	85	68
Premium Amortization (Discount Accretion), Net	60	(19)
Amortization of Mortgage Servicing Rights	40	38
Provision for Loan Losses	500	-
Federal Home Loan Bank Stock Dividends	(2)	(3)
RRP Expense	10	8
Gain on Sales of Loans	(155)	(358)
Net (Gain) Loss on Sale of Securities	(1)	2
Proceeds from Sales of Loans Held for Sale	7,150	19,089
Originations of Loans Held for Sale	(7,076)	(18,948)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable & Other Assets	(1,132)	101
Increase in Accrued Interest Payable & Other Liabilities	336	297
Net Cash (Used in) Provided by Operating Activities	(237)	653

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities of Investment Securities	2,017	1,821
Purchases of Investment Securities	(7,701)	(4,340)
Redemption of Mutual Funds, Net	250	250
Increase in Loan Receivable, net	(3,794)	(11,841)
Purchases of Premises and Equipment	(227)	(73)
Proceeds from Sales of Other Real Estate	428	-
Purchase of Federal Home Loan Bank Stock	-	(48)
Net Cash Used in Investing Activities	(9,027)	(14,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	-	(117)
Payment of Cash Stock Dividends	(126)	(128)
Increase in Deposits	5,450	30,628
Decrease in Advances from Federal Home Loan Bank	(126)	(2,149)
Increase (Decrease) in Advance Payments for Insurance and Taxes	84	(97)
Net Cash Provided by Financing Activities	5,282	28,137

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,982)	14,559
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,735	3,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,753	$17,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$1,294	$1,513
Cash Paid During the Period for Income Taxes	-	-
Loans Transferred to Other Real Estate During the Period	154	-

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The consolidated statement of financial condition at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in FASB ASC Topic 260. For the three months ended March 31, 2010 and 2009, the Company did not have any potentially dilutive securities.

For the Three Months Ended
March 31,
($ in thousands, except per share data)	2010	2009
Numerator:
Net (Loss) Income	$ (52)	$ 378
Effect of Dilutive Securities	-	-
Numerator for Diluted (Loss) Earnings Per Share	$ (52)	$ 378
Denominator
Weighted Average Shares Outstanding	1,251,912	1,274,892
Effect of Potentially Dilutive Securities and Contingently Issuable Shares	-	-
Denominator for Diluted Earnings Per Share	1,251,912	1,274,892
(Loss) Earnings Per Share
Basic	$ (0.04)	$ 0.30
Diluted	$ (0.04)	$ 0.30
Cash Dividends Per Share	$ 0.10	$ 0.10

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

Fair Value of Assets Measured on a Recurring Basis

Available-for-Sale Securities - Estimated fair value of securities is based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on market prices of comparable instruments. The Company’s available-for-sale securities are valued primarily based upon readily observable market parameters and are classified as Level 2 fair values.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis. In accordance with the provisions of FASB ASC Topic 310, the Company records loans considered impaired at their fair value.  A loan is considered impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans.  Impaired loans and other real estate owned are level 2 assets measured using appraisals of the collateral prepared by external parties less any prior liens.

The following table summarizes the valuation methodologies used for the Company’s financial instruments measured at fair value as well as the general classification of such instruments at March 31, 2010 and December 31, 2009 pursuant to the valuation hierarchy.

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In Thousands)			(In Thousands)
Available for Sale Securities:1
U.S. Agency Securities	$-	$8,118	$-	$-	$6,937	$-
Mortgage Backed Securities	-	33,284	-	-	32,678	-
Collateralized Mortgage Obligations	-	3,321	-	-	1,433	-
Municipal Securities	-	9,257	-	-	7,013	-
Mutual Funds	-	2,148	-	-	2,394	-
Loans2	-	5,284	-	-	4,729	-
Other Real Estate3	-	2,272	-	-	2,489	-

1 Securities are measured at fair value on a recurring basis, generally monthly.
2 Includes impaired loans that have been measured for impairment at the fair value of the loan's collateral.
3 Other real estate is transferred from loans to real estate owned at the lower of carrying value or market value.

NOTE 4 – EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the 401(k) plan was $30,000 and $25,000 for the three month periods ended March 31, 2010 and 2009, respectively.

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

The Plan generally provides that, Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years. Pursuant to agreements with the Plan participants, all outstanding Plan share awards are being earned by recipients at a rate of 10% of the aggregate number of shares covered by the Plan over ten years.  If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the grant date of the Plan share award for any reason (except for death, disability, or a change in control), the recipient would forfeit the right to any shares subject to the awards which had not been earned. As of March 31, 2010, of the 134,159 shares awarded, 7,127 shares have been forfeited due to termination of employment or service as a director and 121,110 have been earned and issued. No further shares are available for award under the RRP. Compensation expense related to the RRP was $4,000 and $5,000 for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with the subsequent events disclosure requirement of FASB ASC Topic 855, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2010. In preparing these financial statements, the Company evaluated sequent events through the date these financial statements were issued.

GS FINANCIAL CORP.
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)

	At or For the Three Months Ended
($ in thousands, except per share data)	March 31, 2010	December 31, 2009	March 31, 2009
BALANCE SHEET DATA
Total Assets	$ 277,294	$ 271,604	$ 251,003
Cash and Cash Equivalents	15,753	19,735	17,764
Loans Receivable, Net	188,583	185,500	170,364
Investment Securities	56,128	50,455	50,216
Deposit Accounts	206,943	201,493	170,743
Borrowings	40,386	40,512	49,853
Stockholders' Equity	28,050	28,021	28,012
INCOME STATEMENT DATA
Interest and Dividend Income	$ 3,443	$ 3,561	$ 3,388
Interest Expense	1,251	1,360	1,513
Net Interest Income	2,192	2,201	1,875
Provision for Loan Losses	500	300	-
Net Interest Income After Provision for Loan Losses	1,692	1,901	1,875
Non-Interest Income	213	231	373
Non-Interest Expense	2,020	2,152	1,676
Net (Loss) Income Before Taxes	(115)	(20)	572
Income Tax (Benefit) Expense	(63)	79	194
Net (Loss) Income	(52)	(99)	378
KEY RATIOS1
Return on Average Assets	-0.08%	-0.15%	0.64%
Return on Average Stockholders' Equity	-0.74%	-1.39%	5.42%
Net Interest Margin	3.43%	3.43%	3.35%
Average Loans to Average Deposits	93.56%	94.70%	109.27%
Average Interest-Earning Assets to
Average Interest-Bearing Liabilities	110.91%	112.89%	114.47%
Efficiency Ratio	83.99%	88.52%	74.57%
Non-Interest Expense to Average Assets	2.96%	3.18%	2.86%
Allowance for Loan Losses to Total Loans	1.47%	1.27%	1.56%
Stockholders' Equity to Total Assets	10.12%	10.32%	11.16%
COMMON SHARE DATA
(Loss) Earnings Per Share
Basic	$ (0.04)	$ (0.08)	$ 0.30
Diluted	(0.04)	(0.08)	0.30
Dividends Paid Per Share	0.10	0.10	0.10
Book Value Per Share	22.41	22.39	21.97
Average Shares Outstanding
Basic	1,251,912	1,251,516	1,274,892
Diluted	1,251,912	1,251,516	1,274,892
1 Amounts are annualized where appropriate.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition, and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the first quarter of 2010 and 2009. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association. Effective December 31, 2008, the Bank converted its charter from a Louisiana state savings and loan association to a Federally-chartered savings bank. As a result of the charter conversion, the Bank’s primary regulator became the Office of Thrift Supervision. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2009 Annual Report on Form 10-K.

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

OVERVIEW

The Company reported a net loss of $52,000 for the quarter ended March 31, 2010, compared with earnings of $378,000 for the quarter ended March 31, 2009. The basic and diluted loss per share for the first quarter of 2010 was $0.04 compared with basic and diluted earnings of $0.30 per share for the same period in the prior year. The recordation of a $500,000 provision for loan losses, a decrease in the volume of mortgage loan sales in the secondary market, and the additional personnel and occupancy costs associated with the Bank’s branch expansion during the fourth quarter of 2009 were the primary reasons for the decrease in earnings from the first quarter of 2009 to the first quarter of 2010. The improvement in net interest income from the three month period ended March 31, 2009 to the same period in 2010 reflects the Company’s continued effort to reduce the cost of funding interest-earning assets and increase net interest margin.

Total assets at March 31, 2010 were $277.3 million, up approximately $5.7 million, or 2.1%, from December 31, 2009. Loans, net of the allowance for loan losses, increased by $3.1 million, or 1.7%, during the first three months of 2010, with the majority of the growth in both residential and non-residential real estate secured loans. Total deposits increased by $5.5 million, or 2.7%, from $201.5 million at December 31, 2009 to $206.9 million at March 31, 2010. The ratio of average loans to average deposits decreased from 109.27% to 93.56% for the quarterly periods ended March 31, 2009 and March 31, 2010, respectively, and the ratio of average interest-earnings assets to average interest-bearing liabilities decreased from 114.47% to 110.91% when comparing those same respective periods.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN LOSSES
The outstanding balance of total loans increased from $187.9 million at December 31, 2009 to $191.4 million at March 31, 2010. The average balance of outstanding loans for the first quarter of 2010 was $189.0 million compared to $166.9 million for the same period in 2009. Table 1, which is based on regulatory reporting codes, shows loan balances at quarter-end for the most recent five quarters and the average balance of loans outstanding during each quarter.

TABLE 1. COMPOSITION OF LOAN PORTFOLIO
	2010	2009
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Real estate loans - residential	$ 82,651	$ 78,160	$ 78,029	$ 78,014	$ 79,512
Real estate loans - commercial and other	75,870	69,848	71,151	70,980	66,407
Real estate loans - construction	12,382	19,728	17,305	14,578	11,408
Home equity lines of credit	13,059	12,994	12,149	11,365	9,032
Commercial loans	5,798	5,422	5,304	5,445	5,411
Consumer loans	1,631	1,728	1,518	1,266	1,287
Total loans	$ 191,391	$ 187,880	$ 185,456	$ 181,648	$ 173,057
Average total loans during three-month period	$ 188,964	$ 188,064	$ 183,256	$ 176,633	$ 166,926

The Company’s investment in residential real estate loans, which includes those loans secured by one-to four-family dwellings (also referred to as “single-family”), increased $4.5 million, or 5.7%, from December 31, 2009 to March 31, 2010. Residential real estate loans increased primarily due to the continued efforts of the Bank’s residential loan originators and the relatively low level of market rates of interest during the first quarter of 2010. Commercial and other real estate loans, which include those secured by non-residential properties, multi-family properties, and vacant land, increased by $6.0 million, or 8.6%, from $69.8 million at December 31, 2009 to $75.9 million at March 31, 2010. The increase in commercial and other real estate loans is attributable to the Bank’s experienced team of commercial lenders and primarily consisted of owner-occupied non-residential properties. Construction loans, which include construction loans for one-to-four-family, multi-family, and non-residential real estate, decreased by $7.3 million, or 37.2%, from $19.7 million at December 31, 2009 to $12.3 million at March 31, 2010. Construction loans for one-to four-family dwellings constitute the large majority of this segment of the portfolio. The decrease in the balance of construction loans was due to a large number of construction project completions during the first quarter of 2010 which, upon completion, were either provided permanent financing by the Company or sold in the secondary mortgage market.

All loans carry a certain degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. As a result of this ongoing evaluation, any additions to the allowance for loan losses are reflected in the provision for loan losses and charged to operating expense. At March 31, 2010, the allowance for loan losses was $2.8 million, or 1.5% of total loans. Table 2 presents an analysis of the activity in the allowance for loan losses for the past five quarters.

TABLE 2. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
	2010	2009
($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning balance	$ 2,380	$ 2,700	$ 2,643	$ 2,693	$ 2,719
Provision for loan losses	500	300	200	-	-
Charge-offs:
Real estate loans - residential	-	(10)	(156)	-	-
Real estate loans - commercial and other	-	-	-	(13)	(28)
Real estate loans - construction	-	(610)	-	(24)	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	(58)	-	-	-	-
Consumer loans	(14)	-	-	(13)	-
Total charge-offs	(72)	(620)	(156)	(50)	(28)
Recoveries of loans previously charged off	-	-	13	-	2
Ending balance	$ 2,808	$ 2,380	$ 2,700	$ 2,643	$ 2,693
Ratios
Charge-offs to average loans	0.04%	0.33%	0.09%	0.03%	0.02%
Provision for loan losses to charge-offs	694.44%	48.39%	128.21%	n/a	n/a
Allowance for loan losses to non-performing loans	40.27%	57.16%	65.14%	91.61%	121.86%
Allowance for loan losses to ending loans	1.47%	1.27%	1.46%	1.46%	1.56%

 An additional provision for loan losses of $500,000 was recorded during the first quarter of 2010 based on the Company’s assessment of its credit risk while considering the overall increased level of loan delinquencies, non-performing loans, and recent charge-off experience. The allowance was reduced by charge-offs on both commercial and consumer loans totaling $72,000 during the first three months of 2010.

Table 3 summarizes the Company’s delinquent loans at March 31, 2010 and at the end of the preceding four quarters.  The balances presented reflect the total principal balances outstanding on the loans rather than the amount of principal past due.

TABLE 3. DELINQUENT LOANS
	2010	2009
($ in thousands)	March 31	December 31	September 30	June 30	March 31
30-89 Days	$ 3,040	$ 3,401	$ 2,979	$ 1,960	$ 3,214
90+ Days	6,973	4,164	4,145	3,092	2,359
Total	$ 10,013	$ 7,565	$ 7,124	$ 5,052	$ 5,573
Ratios
Loans delinquent 90 days or more to total loans	3.64%	2.22%	2.24%	1.70%	1.36%
Total delinquent loans to total loans	5.23%	4.04%	3.84%	2.78%	3.22%
Allowance for loan losses to total delinquent loans	28.04%	31.46%	37.90%	52.32%	48.32%

The increase in loans greater than 90 days delinquent at March 31, 2010 was primarily due to a loan relationship with a borrower consisting of five loans aggregating $1.2 million that are secured by non-owner occupied, residential real estate located in New Orleans, Louisiana, and a loan for $495,000 to a commercial borrower that was originated prior to Hurricane Katrina and is secured by undeveloped land located in New Orleans East. Both of these loans were in the process of foreclosure as of March 31, 2010.

Non-performing assets consists of loans on non-accrual status and foreclosed assets. Table 4 sets forth the Company’s non-performing assets at the dates indicated. The Company did not have loans greater than 90 days delinquent and accruing interest or troubled debt restructurings at the dates indicated.

TABLE 4. NON-PERFORMING ASSETS
	2010	2009
($ in thousands)	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a non-accrual basis	$ 6,973	$ 4,164	$ 4,145	$ 2,885	$ 2,210
Foreclosed assets	2,272	2,489	1,841	1,847	461
Total non-performing assets	$ 9,245	$ 6,653	$ 5,986	$ 4,732	$ 2,671
Loans greater than 90 days past due and accruing interest	-	-	-	$ 207	$ 149
Troubled debt restructurings	-	-	-	-	-
Ratios
Non-performing assets to loans plus foreclosed assets	4.77%	3.50%	3.20%	2.58%	1.52%
Non-performing assets to total assets	3.33%	2.45%	2.21%	1.79%	1.06%

Foreclosed assets as of March 31, 2010 includes four, one-to four-family, residential properties aggregating $1.3 million, one multi-family property for $950,000, and two parcels of vacant land totaling $70,000. Three of the one-to four-family residential properties aggregating $1.1 million were under varying stages of renovation when they were obtained through foreclosure proceedings completed in December 2009. These properties are located in New Orleans, Louisiana, and in Algiers, Louisiana. The multi-family dwelling, which was previously under renovation, is located in the historic district of the French Quarter in New Orleans, Louisiana. The foreclosure proceeding for this property was completed in April 2009, and the Company has been marketing it for sale since May 2009. The Company recognized impairment losses on other real estate owned of $436,000 in 2009. No impairment losses were recognized on other real estate owned in the first quarters of 2010 or 2009.

INVESTMENT IN SECURITIES
At March 31, 2010, the Company’s total securities available-for-sale were $56.1 million, compared to $50.5 million at December 31, 2009, which represents an increase of $5.7 million, or 11.2%.

At March 31, 2010, the net unrealized gain on the Company’s entire securities portfolio was $660,000, or 1.2% of amortized cost, compared to the net unrealized gain of $360,000, or 0.7% of amortized cost at December 31, 2009. The gains in the securities portfolio consist primarily of increases in the market value of mortgage-backed securities issued by government agencies. The losses in the securities portfolio are attributable to the reduced values of certain private-label collateralized mortgage obligations as a result of concerns with the overall mortgage market. Management believes that these losses are temporary in nature and will reverse themselves when market conditions become more favorable for those types of investments.

TABLE 5. COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
	March 31, 2010		December 31, 2009		March 31, 2009
($ in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Agency securities	$ 8,137	$ 8,118	$ 7,132	$ 6,937	$ 14,348	$ 14,383
Mortgage-backed securities	32,405	33,284	31,913	32,678	24,160	25,042
Collateralized mortgage obligations	3,518	3,321	1,612	1,433	8,412	7,757
Municipal securities	9,263	9,257	7,044	7,013	-	-
Mutual funds	2,145	2,148	2,394	2,394	3,156	3,034
Total investment securities	$ 55,468	$ 56,128	$ 50,095	$ 50,455	$ 50,076	$ 50,216

The Company began investing in municipal securities in 2009 in order to benefit from their tax-preferred status. The Company’s total holding in municipal securities at March 31, 2010 and December 31, 2009 were $9.3 million and $7.0 million, respectively.

The Company’s investment in mutual funds includes the AMF Ultra Short Mortgage Fund (ticker: ASARX). Prior to 2008, this investment was redeemable immediately at its current market value. In 2008, the fund managers, Shay Assets Management, Inc., imposed a restriction on this fund which limited redemptions for cash to $250,000 per quarter based on the current market price at the time of redemption. Approximately $250,000 of the holdings in this fund was redeemed for cash in the first quarter of 2010.

DEPOSITS
At March 31, 2010, deposits totaled $206.9 million, an increase of $5.5 million, or 2.7%, from $201.5 million at December 31, 2009. Average deposits for the first quarter of 2010 increased by $3.4 million, or 1.7%, from the prior quarter. Average certificates of deposit totaled $104.3 million, or 51.7%, of average total deposits for the quarter ended March 31, 2010, up $3.8 million, or 3.8%, compared to the fourth quarter of 2009. Average savings deposits made up 6.3% of total average deposits, down from 6.5% in the prior quarter. During the first quarter of 2010, the average balance of NOW and MMDA accounts decreased to 36.1% from 36.9% of average total deposits for the fourth quarter of 2009. The average balance of noninterest-bearing demand deposits increased during the first quarter of 2010 to $11.9 million from $11.8 million in the prior quarter.

Table 6 presents the composition of average deposits for the quarters ended March 31, 2010, December 31, 2009, and March 31, 2009.

TABLE 6. DEPOSIT COMPOSITION
	First Quarter 2010		Fourth Quarter 2009		First Quarter 2009
($ in thousands)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Non-interest-bearing demand deposits	$ 11,916	5.9%	$ 11,811	5.9%	$ 8,860	5.8%
NOW and MMDA account deposits	72,924	36.1%	73,296	36.9%	42,089	27.6%
Savings deposits	12,820	6.3%	12,965	6.5%	14,680	9.6%
Certificates of deposit	104,307	51.7%	100,512	50.7%	87,136	57.0%
Total	$ 201,967	100.00%	$ 198,584	100.00%	$ 152,765	100.00%

The increase in deposits during the first quarter of 2010 was due to a combination of factors including: the offering of competitive interest rates on money market and certain transactional accounts in order to attract new customers and the expanded branch network due to the opening of new banking locations in 2007 and 2009. The Bank’s participation in a wholesale, Internet-based, certificate of deposit marketing program allowed it to attract deposits on a nationwide basis that totaled $20.4 million at March 31, 2010. Certificates of deposit at March 31, 2010, also included $1.5 million of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Interfinancial Network that represented one customer relationship.

BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB”).  This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.  At March 31, 2010 and December 31, 2009, the Company’s borrowings from the Federal Home Loan Bank were $40.4 million and $40.5 million, respectively, which represents a decrease of $126,000, or 0.3%. Average advances for the first quarter of 2010 were $40.4 million, a decrease of $116,000, or 0.3%, from the fourth quarter of 2009. The decrease in FHLB borrowings during the first quarter of 2010 was primarily due to principal payments made on amortizing advances.

In January 2010, the Company modified the terms of $24.6 million of its outstanding advances with the Federal Home Loan Bank in order to lower the average interest rate paid and extend the duration of those borrowings. This transaction required that a prepayment penalty be paid to the FHLB in the amount of $995,000 which is being amortized to interest expense using the interest method over the term of the modified advances. After the modification was executed, the weighted average interest rate of the modified advances decreased by 198 basis points from 4.17% to 2.19%, and the effective duration was extended from approximately one year to three years. The effective interest rate, including the amortization of the prepayment penalty, on the average outstanding advances during the first quarter of 2010 was 3.68%.

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

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At March 31, 2010, stockholders’ equity totaled $28.1 million, compared to $28.0 million at December 31, 2009. This increase of $29,000, or 0.1%, was primarily due to an increase in unrealized gains, net of tax, on investment securities of $197,000, that was substantially offset by cash dividends paid of $126,000 and a net loss of $52,000 for the three months ended March 31, 2010.

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

TABLE 7. SUMMARY OF STOCK REPURCHASES
Year Ended December 31,	Shares	Cost ($000)	Average Price Per Share
2005 and prior	2,154,469	$ 32,193	$ 14.94
2006	17,763	300	16.87
2007	10,468	188	18.00
2008	-	-	-
2009	27,862	387	13.87
Three months ended March 31, 2010	-	-	-
Total stock repurchases	2,210,562	$ 33,068	$ 14.96

The ratios in Table 8 indicate that the Bank remained well capitalized for regulatory purposes as of March 31, 2010.  During 2009 and 2010, the Bank reduced its overcapitalized position as it has increased its holdings of loans. Risk-based capital ratios declined in the first quarter of 2010 as there was a $3.0 million increase in risk-weighted assets, attributable primarily to growth in the loan portfolio.  The regulatory capital ratios of Guaranty Savings Bank continue to exceed the minimum required ratios, and the Bank was categorized as “well-capitalized” in the most recent report received from its primary regulatory agency.

TABLE 8. REGULATORY CAPITAL AND CAPITAL RATIOS
	2010	2009
($ in thousands)	March 31	December 31	March 31
Tier 1 regulatory capital	$ 26,506	$ 26,510	$ 26,078
Tier 2 regulatory capital	1,677	1,613	1,908
Total regulatory capital	$ 28,183	$ 28,123	$ 27,986
Adjusted total assets	$ 274,512	$ 270,920	$ 250,434
Risk-weighted assets	$ 167,378	$ 164,373	$ 152,697
Ratios
Tier 1 capital ratio	9.66%	9.79%	10.41%
Tier 1 risk-based capital ratio	15.84%	16.13%	17.08%
Total regulatory capital to risk-weighted assets	16.84%	17.11%	18.33%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources.  The sections above on deposits and borrowings discuss changes in these liability-funding sources during the first three months of 2010.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible outright sales in the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the first three months of 2010 and 2009. The Company reported a net loss of $52,000 for the first quarter of 2010, and had net cash of $237,000 used in operating activities. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, deferred tax provisions, etc.) and revenues (accretion of discounts, dividends received in the form of stock, etc.).

In addition, management monitors its liquidity position by tracking certain financial data. Table 9 illustrates some of the factors that the Company uses to measure liquidity.

TABLE 9. KEY LIQUIDITY INDICATORS
	2010	2009
($ in thousands)	March 31	December 31	March 31
Cash and cash equivalents	$ 15,753	$ 19,735	$ 17,764
Total loans	191,391	187,880	173,057
Total deposits	206,943	201,493	170,743
Deposits $100,000 and over	100,205	99,182	74,530
Ratios
Total loans to total deposits	92.48%	93.03%	101.36%
Deposits $100,000 and over to total deposits	48.42%	49.22%	43.65%

The Company remains highly liquid, as additional liquidity has been obtained through its deposit account offerings that were developed, in part, to increase the Company’s deposit balances and, thereby, reduce the Bank’s loan to deposit ratio.  However, liquidity is being used to fund loan growth and payoff maturing FHLB advances when appropriate.

RESULTS OF OPERATIONS

NET INTEREST INCOME
First quarter net interest income for 2010 increased by $317,000, or 16.9%, to $2.2 million from $1.9 million during the same period in prior year. The increase in net interest income when comparing the quarterly period ended March 31, 2010 to the same period in the prior year was primarily due to a $22.0 million increase in the average balance of loans and a 99 basis point decrease in the overall cost of interest-bearing deposits which was partially offset by a 66 basis point decrease in the yield on interest-earning assets and a $46.1 million increase in average interest-bearing deposits. Net interest income for the first quarter of 2010 decreased by $9,000 from the fourth quarter of 2009 due to an increase in non-performing loans which was substantially offset by a 22 basis point reduction in the average cost of funds.

Interest income increased by $55,000, or 1.6%, from the first quarter of 2009 to the first quarter of 2010. The increase in the average balance of loans from $166.9 million during the first quarter of 2009 to $189.0 million during the first quarter of 2010 was largely responsible for the increase in interest income. However, there was a 40 basis point reduction in the average yield on loans and a 155 basis point reduction in the average yield on investment securities from the first quarter of 2009 to the first quarter of 2010 which negatively impacted interest income. Interest income decreased during the first quarter of 2010 by $118,000 compared to the fourth quarter of 2009 as the average yield on loans decreased by 26 basis points from 6.44% to 6.18%.

Interest expense decreased to $1.3 million during the first quarter of 2010 from $1.5 million for the first quarter of 2009 largely due to the 92 basis point decrease in the average cost of interest-bearing liabilities. This was substantially offset by a $30.8 million increase in the average balance of NOW and MMDA accounts and a $17.2 million increase in the average balance of certificates of deposit from the first quarter of 2009 to the same period in the current year. During the first quarter of 2010, interest expense decreased by $109,000, or 8.0%, from $1.4 million in the fourth quarter of 2009. This was primarily due to the 22 basis point decrease in the average cost of interest-bearing liabilities which was slightly offset by a $3.8 million increase in the average balance of certificates of deposit.

The net interest margin remained at 3.43% for the first quarter of 2010 from the fourth quarter of 2009 and increased by 8 basis points from 3.35% for the first quarter of 2009.

TABLE 10. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
	First Quarter 2010			Fourth Quarter 2009			First Quarter 2009
($ in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

ASSETS
INTEREST-EARNING ASSETS
Loans	$ 188,964	$ 2,921	6.18%	$ 188,064	$ 3,029	6.44%	$ 166,926	$ 2,747	6.58%
U.S. Agency securities	7,077	55	3.11	6,816	50	2.93	10,138	138	5.44
Mortgage-backed securities	32,822	328	4.00	33,403	341	4.08	25,780	338	5.24
Collateralized mortgage obligations	1,998	28	5.61	3,096	45	5.81	8,024	125	6.23
Municipal securities	7,642	68	3.56	5,021	48	3.82	-	-	-
Mutual funds	2,284	19	3.33	2,531	24	3.79	3,269	35	4.28
Total investment in securities	51,823	498	3.84	50,867	508	3.99	47,211	636	5.39
FHLB stock	2,354	2	0.34	2,353	1	0.17	2,345	3	0.51
Federal funds sold and
interest-bearing deposits in other banks	12,489	22	0.70	15,335	23	0.60	7,471	2	0.11
Total interest-earning assets	255,630	3,443	5.39%	256,619	3,561	5.55%	223,953	3,388	6.05%
NONINTEREST-EARNING ASSETS
Other assets	19,832			17,170			13,368
Allowance for loan losses	(2,530)			(2,701)			(2,719)
Total assets	$ 272,932			$ 271,088			$ 234,602

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW and MMDA account deposits	$ 72,924	$ 249	1.37%	$ 73,296	$ 256	1.40%	$ 42,089	$ 278	2.64%
Savings deposits	12,820	16	0.50	12,965	16	0.49	14,680	18	0.49
Certificates of Deposit	104,307	614	2.35	100,512	672	2.67	87,136	724	3.32
Total interest-bearing deposits	190,051	879	1.85	186,773	944	2.02	143,905	1,020	2.84
Borrowings	40,435	372	3.68	40,551	416	4.10	51,736	493	3.81
Total interest-bearing liabilities	230,486	1,251	2.17%	227,324	1,360	2.39%	195,641	1,513	3.09%
NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	11,916			11,811			8,860
Other liabilities	2,156			3,194			2,237
Stockholders' equity	28,374			28,759			27,864
Total liabilities and
stockholders' equity	$ 272,932			$ 271,088			$ 234,602
Net interest income and margin		$ 2,192	3.43%		$ 2,201	3.43%		$ 1,875	3.35%
Net interest-earning assets and spread	$ 25,144		3.22%	$ 29,295		3.16%	$ 28,312		2.96%
Cost of funding interest-earning assets			1.96%			2.12%			2.70%

TABLE 11. SUMMARY OF CHANGES IN NET INTEREST MARGIN
	First Quarter 2010 Compared to:
	Fourth Quarter of 2009			First Quarter of 2009
	Due to Change in		Total Increase	Due to Change in		Total Increase
($ in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Loans	$ 14	$ (122)	$ (108)	$ 363	$ (189)	$ 174
U.S. Agency securities	2	3	5	(42)	(41)	(83)
Mortgage-backed securities	(6)	(7)	(13)	92	(102)	(10)
Collateralized mortgage obligations	(16)	(1)	(17)	(94)	(3)	(97)
Municipal securities	25	(5)	20	68	-	68
Mutual funds	(2)	(3)	(5)	(11)	(5)	(16)
Total investment in securities	3	(13)	(10)	13	(151)	(138)
FHLB stock	-	1	1	-	(1)	(1)
Federal funds sold and
interest bearing deposits in other banks	(4)	3	(1)	1	19	20
Total interest income	13	(131)	(118)	377	(322)	55

INTEREST EXPENSE
NOW and MMDA account deposits	(1)	(6)	(7)	204	(233)	(29)
Savings deposits	-	-	-	(2)	-	(2)
Certificates of Deposit	25	(83)	(58)	143	(253)	(110)
Total interest-bearing deposits	24	(89)	(65)	345	(486)	(141)
Borrowings	(1)	(43)	(44)	(108)	(13)	(121)
Total interest expense	23	(132)	(109)	237	(499)	(262)
Change in net interest income	$ (10)	$ 1	$ (9)	$ 140	$ 177	$ 317

PROVISION FOR LOAN LOSSES
The Company recorded a $500,000 provision for loan losses during the first quarter of 2010. As previously indicated, the Company’s provision for loan losses in the first quarter  of 2010 was based on its assessment of the credit risk in its portfolio and the overall increased levels of loan delinquencies, non-performing loans and loan charge-offs. The total provision for loan losses recorded in 2009 was $500,000, none of which was recorded in the first quarter. The local market area remains in a state of uncertainty regarding the level of recovery from Hurricane Katrina and has also been impacted by the national recession. The Bank’s asset quality committee meets monthly to review the risk elements of its loan portfolio, including: impaired loans, non-performing loans, and potential non-performing and impaired loans, and adjusts the allowance for loan losses accordingly based on the best information available at the time.

For a more detailed discussion of the changes in the allowance for loan losses, non-performing assets, and general credit quality, see the earlier section on Loans and Allowance for Loan Losses.  The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NON-INTEREST INCOME
Non-interest income decreased by $160,000, or 42.9%, during the first quarter of 2010 compared to the same period in 2009. This was primarily due to a $203,000 decrease in the gain on sales of mortgage loans in the secondary market during the first three months of 2010 compared to the same period in prior year which is attributable to the nationwide recession and a decline in the local real estate market.

During the first quarter of 2009, the Bank experienced a significant increase in the gain on sales of mortgage loans which was due to favorable mortgage loan interest rates and the hiring of three additional mortgage loan originators. This also increased the level of refinancing activity on loans serviced by the Bank for other investors including Fannie Mae and Freddie Mac. As a result of the decreased volume of mortgage loan sales and the associated refinancing activity during the first three months of 2010, mortgage servicing fees, net of related costs and amortization, increased by $26,000 from a loss of $20,000 for the first quarter of 2009 to income of $6,000 for the same period in the current year.

Service charges on deposit accounts were $17,000 for the three month period ended March 31, 2010, up from $13,000 for the same time period in 2009. The Company continues to develop new deposit products and pricing strategies to increase transaction accounts and the related fee income.  The major categories of non-interest income for the three months ended March 31, 2010 and 2009 are presented in Table 12.

TABLE 12. NON-INTEREST INCOME
($ in thousands)	First Quarter 2010	First Quarter 2009
Service charges on deposit accounts	$ 17	$ 13
Early closing penalties	5	2
Electronic banking fees	6	6
Gain (loss) on securities transactions	1	(2)
Gain on sales of mortgage loans	155	358
Mortage servicing fees, net	6	(20)
Income from real estate held for investment	14	14
Miscellaneous	9	2
Total non-interest income	$ 213	$ 373

NON-INTEREST EXPENSE
Non-interest expense for the first quarter of 2010 totaled $2.0 million, a $344,000, or 20.5%, increase from $1.7 million in the first quarter of 2009. Non-interest expense for the three months ended March 31, 2010 and 2009 are presented in Table 13 below.

TABLE 13. NON-INTEREST EXPENSE
($ in thousands)	First Quarter 2010	First Quarter 2009
Employee compensation and benefits	$ 1,062	$ 919
Net occupancy expense	252	198
Data processing costs	108	88
ATM expenses	14	13
Telephone and security expense	21	25
Printing and office supplies	41	31
Ad Valorem taxes	58	58
Deposit insurance and supervisory fees	104	76
Professional fees	165	165
Advertising	26	21
Business development expense	31	16
Dues and subscriptions	23	19
Other real estate owned expense	66	8
Other operating expenses	49	39
Total non-interest expense	$ 2,020	$ 1,676
Efficiency Ratio	83.91%	74.57%

Employee compensation and benefits, which represent the largest component of non-interest expense, increased $143,000, or 15.6%, to $1.1 million in the first quarter of 2010 compared to $919,000 in the first quarter of 2009. The increase in personnel costs during 2010 was primarily due to the hiring of additional staff for a new branch location which was opened during the fourth quarter of 2009. The opening of this new branch location was also responsible for the $54,000 increase in occupancy expense to $252,000 for the first quarter of 2010 from $198,000 for the same period in prior year.

Deposit insurance and supervisory fees increased by $28,000, or 36.8%, to $104,000 for the quarter ended March 31, 2010 from $76,000 for the quarter ended March 31, 2009. The increase in deposit insurance premiums was due to an increase in the regular assessment amount and the increased level of deposits.

Other real estate owned expense was $66,000 for the first three months of 2010 which represents an increase of $58,000 from $8,000 for the same period in the prior year. The increase in other real estate owned expense was due to the payment of insurance and taxes on foreclosed assets which were acquired primarily during the latter half of 2009.

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

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2010 – January 31, 2010	-	$-	-	36,388
February 1, 2010 – February 28, 2010	-	-	-	36,388
March 1, 2010 – March 31, 2010	-	-	-	36,388
Total	-	-	-	36,388

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

Item 4 – (Removed and Reserved)

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

GS FINANCIAL CORP.

Date:	May 14, 2010	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	May 14, 2010	By:	/s/ Stephen F. Theriot
Stephen F. Theriot Chief Financial Officer