Form 10-Q
period 2010-06-30
GS FINANCIAL CORP
filed 2010-08-13
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2010			Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Louisiana				72-1341014
(State of Incorporation)				(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, par value $.01 per share	1,252,429 shares

GS FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
	(In Thousands)
ASSETS
Cash and Cash Equivalents
Cash and Amounts Due from Depository Institutions	$4,082	$7,158
Interest-Bearing Deposits in Other Banks	7,991	9,293
Federal Funds Sold	2,480	3,284
Total Cash and Cash Equivalents	14,553	19,735

Securities Available-for-Sale, at Fair Value	56,038	50,455
Loans, Net of Allowance for Loan Losses of $3,440 and
$2,380, Respectively	186,857	185,500
Accrued Interest Receivable	1,547	1,518
Other Real Estate Owned	1,542	2,489
Premises and Equipment, Net	6,318	5,934
Stock in Federal Home Loan Bank, at Cost	2,358	2,354
Real Estate Held-for-Investment, Net	423	427
Other Assets	4,315	3,192
Total Assets	$273,951	$271,604

LIABILITIES
Deposits
Noninterest-Bearing	$16,043	$14,812
Interest-Bearing	188,050	186,681
Total Deposits	204,093	201,493

Advance Payments by Borrowers for Taxes and Insurance	390	249
FHLB Advances	38,974	40,512
Other Liabilities	2,101	1,329
Total Liabilities	245,558	243,583

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized,	$-	$-
None Issued
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized,	34	34
3,438,500 Shares Issued
Additional Paid-in Capital	34,541	34,550
Treasury Stock (2,180,562 Shares at June 30, 2010 and
December 31, 2009)	(32,449)	(32,449)
Unearned RRP Trust Stock	(105)	(132)
Retained Earnings	25,615	25,780
Accumulated Other Comprehensive Income	757	238
Total Stockholders' Equity	28,393	28,021
Total Liabilities & Stockholders' Equity	$273,951	$271,604

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$3,032	$2,992	$5,953	$5,739
Investment Securities	478	609	976	1,245
Other Interest Income	20	9	44	14
Total Interest and Dividend Income	3,530	3,610	6,973	6,998

INTEREST EXPENSE
Deposits	796	1,192	1,675	2,212
Advances from Federal Home Loan Bank	370	471	741	964
Total Interest Expense	1,166	1,663	2,416	3,176

NET INTEREST INCOME	2,364	1,947	4,557	3,822
PROVISION FOR LOAN LOSSES	650	-	1,150	-
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,714	1,947	3,407	3,822

NONINTEREST INCOME
Gain on Sale of Loans	168	335	323	693
Gain (Loss) on Securities Transactions	316	(9)	317	(11)
Gain on Sale of Premises and Equipment	-	134	-	134
Loss on Sale of Other Real Estate	(88)	-	(88)	-
Other Income	31	21	88	38
Total Noninterest Income	427	481	640	854

NONINTEREST EXPENSE
Salaries and Employee Benefits	921	954	1,983	1,873
Occupancy Expense	272	205	524	403
Ad Valorem Taxes	55	59	113	117
Loss on Write-Down of Other Real Estate	195	-	195	-
Other Expenses	520	555	1,168	1,056
Total Noninterest Expense	1,963	1,773	3,983	3,449

INCOME BEFORE INCOME TAX EXPENSE	178	655	64	1,227
INCOME TAX EXPENSE (BENEFIT)	40	152	(23)	346
NET INCOME	$138	$503	$87	$881

EARNINGS PER SHARE
Basic	$0.11	$0.40	$0.07	$0.69
Diluted	$0.11	$0.40	$0.07	$0.69

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In Thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
BALANCES AT DECEMBER 31, 2008	$ 34	$ 34,546	$ (32,062)	$ (143)	$ 25,404	$ (221)	$ 27,558
Comprehensive Income:
Net Income	-	-	-	-	881	-	881
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	93	93
Total Comprehensive Income	-	-	-	-	881	93	974
Distribution of RRP Stock	-	4	-	11	-	-	15
Purchase of Treasury Stock	-	-	(153)	-	-	-	(153)
Dividends Declared	-	-	-	-	(256)	-	(256)
BALANCES AT JUNE 30, 2009	$ 34	$ 34,550	$ (32,215)	$ (132)	$ 26,029	$ (128)	$ 28,138

BALANCES AT DECEMBER 31, 2009	$ 34	$ 34,550	$ (32,449)	$ (132)	$ 25,780	$ 238	$ 28,021
Comprehensive Income:
Net Income	-	-	-	-	87	-	87
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	519	519
Total Comprehensive Income	-	-	-	-	87	519	606
Distribution of RRP Stock	-	(9)	-	27	-	-	18
Purchase of Treasury Stock	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	(252)	-	(252)
BALANCES AT JUNE 30, 2010	$ 34	$ 34,541	$ (32,449)	$ (105)	$ 25,615	$ 757	$ 28,393

The accompanying notes are an intergral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$87	$881
Adjustments to Reconcile Net Income from Operations to Net Cash
Provided by Operatng Activities:
Depreciation and Amortization	180	136
Premium Amortization, Net	143	20
Amortization of Mortgage Servicing Rights	109	84
Provision for Loan Losses	1,150	-
Federal Home Loan Bank Stock Dividends	(4)	(4)
RRP Expense	18	15
Gain on Sales of Loans, Net	(323)	(693)
Loss on Sales of Other Real Estate	88	-
(Gain) Loss on Sales of Investments, Net	(317)	11
Gain on Sales of Premises and Equipment	-	(134)
Loss on Write-Down of Other Real Estate	195	-
Proceeds from Sales of Loans Held for Sale	14,283	38,026
Originations of Loans Held for Sale	(14,093)	(37,768)
Changes in Operating Assets and Liabilities:
Increase in Accrued Interest Receivable & Other Assets	(1,128)	(279)
Increase in Accrued Interest Payable & Other Liabilities	506	76
Net Cash Provided by Operating Activities	894	371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities of Investment Securities	4,561	10,574
Proceeds from Sales of Investment Securities	8,318	-
Purchases of Investment Securities	(18,003)	(16,128)
Redemption of Mutual Funds	500	500
Increase in Loan Receivable, Net	(2,749)	(21,517)
Proceeds from Sales Premises and Equipment	-	191
Purchases of Premises and Equipment	(560)	(121)
Proceeds from Sales of Other Real Estate	906	-
Purchase of Federal Home Loan Bank Stock	-	(48)
Net Cash Used in Investing Activities	(7,027)	(26,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	-	(153)
Payment of Cash Stock Dividends	(252)	(256)
Increase in Deposits	2,600	49,507
Decrease in Advances from Federal Home Loan Bank	(1,538)	(7,512)
Increase in Advance Payments for Insurance and Taxes	141	165
Net Cash Provided by Financing Activities	951	41,751

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,182)	15,573
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,735	3,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,553	$18,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$2,463	$3,190
Cash Paid During the Period for Income Taxes	-	408
Loans Transferred to Other Real Estate During the Period	185	1,386

The accompanying notes are an integral part of these statements.

GS FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

2. INVESTMENT SECURITIES

A summary of securities classified as available-for-sale at June 30, 2010 and December 31, 2009, with gross unrealized gains and losses, is as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses		Value
Investment securities:			Less Than	More Than
			One Year	One Year
Debt securities:
U.S. Government and Federal agencies	$6,052	$162	$-	$-	$6,214
Mortgage-backed securities	33,075	971	25	-	34,021
Collateralized mortgage obligations	3,408	57	-	132	3,333
Municipal securities	10,379	201	35	2	10,543
Total debt securities	52,914	1,391	60	134	54,111
Marketable equity securities:
Mutual funds	1,899	28	-	-	1,927
Total investment securities available-for-sale	$54,813	$1,419	$60	$134	$56,038

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses		Value
Investment securities:			Less Than	More Than
			One Year	One Year
Debt securities:
U.S. Government and Federal agencies	$7,132	$-	$195	$-	$6,937
Mortgage-backed securities	31,913	875	105	5	32,678
Collateralized mortgage obligations	1,612	-	1	178	1,433
Municipal securities	7,044	24	55	-	7,013
Total debt securities	47,701	899	356	183	48,061
Marketable equity securities:
Mutual funds	2,394	-	-	-	2,394
Total investment securities available-for-sale	$50,095	$899	$356	$183	$50,455

The amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2010 and December 31, 2009, follows. Debt securities with scheduled repayments, such as mortgage-backed-securities and collateralized mortgage obligations, are presented in separate totals.  The expected life of a security, in particular a Federal Agency or municipal security may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Debt securities:
Amounts maturing in:
Less than one year	$-	$-	$-	$-
One to five years	1,106	1,134	534	540
Five to ten years	8,131	8,343	5,949	5,897
Greater than ten years	7,194	7,280	7,693	7,513
Total	16,431	16,757	14,176	13,950
Mortgage-backed securities	33,075	34,021	31,913	32,678
Collateralized mortgage obligations	3,408	3,333	1,612	1,433
Total debt securities	$52,914	$54,111	$47,701	$48,061

The Company has procedures in place to identify securities that could have a credit impairment which is other than temporary. To the extent that the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized. There were no impairment losses recognized on the Company’s investment portfolio in 2009 or during the first six-months of 2010.

The unrealized losses associated with the Company’s available-for-sale securities at June 30, 2010 were caused by changes in interest rates and not by deterioration in credit quality. Because the Company has the ability to hold these investments for a reasonable period of time sufficient for recovery of fair value, which may be maturity for the Collateralized Mortgage Obligations, it does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

3. EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in FASB ASC Topic 260. For the three and six month periods ended June 30, 2010 and 2009, the Company did not have any potentially dilutive securities.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net Income	$138	$503	$87	$881
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted Earnings Per Share	$138	$503	$87	$881
Denominator:
Weighted Average Shares Outstanding	1,252,220	1,268,579	1,252,066	1,271,735
Effect of Dilutive Securities	-	-	-	-
Denominator for Diluted Earnings Per Share	1,252,220	1,268,579	1,252,066	1,271,735
Earnings Per Share
Basic	$0.11	$0.40	$0.07	$0.69
Diluted	$0.11	$0.40	$0.07	$0.69
Cash Dividends Per Share	$0.10	$0.10	$0.10	$0.10

4. FAIR VALUE DISCLOSURES

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

The following table summarizes the valuation methodologies used for the Company’s financial instruments measured at fair value as well as the general classification of such instruments at June 30, 2010 and December 31, 2009 pursuant to the valuation hierarchy.

	June 30, 2010			December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available for Sale Securities1
U.S. Agency Securities	$-	$6,214	$-	$-	$6,937	$-
Mortgage-Backed Securities	-	34,021	-	-	32,678	-
Collateralized Mortgage Obligations	-	3,333	-	-	1,433	-
Municipal Securities	-	10,543	-	-	7,013	-
Mutual Funds	-	1,927	-	-	2,394	-
Loans2	-	5,858	-	-	4,729	-
Other Real Estate3	-	1,542	-	-	2,489	-
1 Securities are measured at fair value on a recurring basis, generally monthly
2 Includes impaired loans that have been measured for impairment at the fair value of the loan's collateral.
3 Other real estate is transferred from loans to real estate owned at the lower of carrying value or market value.

5. EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the 401(k) plan was $30,000 and $60,000 for the three and six month periods ended June 30, 2010, respectively, compared to $26,000 and $51,000 for the same time periods ended June 30, 2009.

6. RECOGNITION AND RETENTION PLAN

On October 15, 1997 the Company established the Recognition and Retention Plan and Trust (“RRP” or the “Plan”) as an incentive to retain personnel of experience and ability in key positions. Stockholders approved a total of 137,540 shares of stock to be granted pursuant to the RRP. The Company acquired a total of 137,500 shares of common stock for issuance under the RRP.

The Plan generally provides that, Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years. Pursuant to agreements with the Plan participants, all outstanding Plan share awards are being earned by recipients at a rate of 10% of the aggregate number of shares covered by the Plan over ten years.  If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the grant date of the Plan share award for any reason (except for death, disability, or a change in control), the recipient would forfeit the right to any shares subject to the awards which had not been earned. As of June 30, 2010, of the 134,159 shares awarded, 7,127 shares have been forfeited due to termination of employment or service as a director and 121,523 have been earned and issued. No further shares are available for award under the RRP. Compensation expense related to the RRP was $4,000 and $9,000 for the three and six months, respectively, for both periods ended June 30, 2010 and 2009.

7. SUBSEQUENT EVENTS

In accordance with the subsequent events disclosure requirement of FASB ASC Topic 855, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2010. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition, and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the second quarter and first six-months of 2010 and 2009. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Prior to June 15, 2006 the subsidiary was known as Guaranty Savings and Homestead Association. Effective December 31, 2008, the Bank converted its charter from a Louisiana state savings and loan association to a Federally-chartered savings bank. As a result of the charter conversion, the Bank’s primary regulator became the Office of Thrift Supervision. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2009 Annual Report on Form 10-K.

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

Forward-looking statements are based on numerous assumptions, which may be referred to specifically in connection with a particular statement.  Some of the more important assumptions include:

●	expectations about the overall economy in the Company’s market area,
●	expectations about the ability of the Bank’s borrowers to make payments on outstanding loans and the sufficiency of the allowance for loan losses,
●	expectations about the current values of collateral securing the Bank’s outstanding loans,
●	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
●	reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers,
●	expectations regarding the nature and level of competition, changes in customer behavior and preferences, and the Company’s ability to execute its plans to respond effectively, and
●	expectations regarding the adverse effects in the Company’s market area as a result of the recent oil spill in the Gulf of Mexico.

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

OVERVIEW

The Company reported earnings of $138,000 for the quarter ended June 30, 2010, compared with earnings of $503,000 for the quarter ended June 30, 2009. The basic and diluted earnings per share for the second quarter of 2010 were $0.11 compared with basic and diluted earnings of $0.40 per share for the same period in the prior year. For the first six-months of 2010, basic and diluted earnings per share were $0.07 compared with basic and diluted earnings of $0.69 for the first six-months of 2009. The recordation of a $1.2 million provision for loan losses, $650,000 of which was during the second quarter of 2010, the write-down of other real estate, a decrease in the volume of mortgage loan sales in the secondary market, and the additional personnel and occupancy costs associated with the Bank’s opening a new branch location during the fourth quarter of 2009 were the primary reasons for the decrease in earnings when comparing the three and six-month periods ended June 30, 2010 and 2009. The $735,000 improvement in net interest income for the year-to-date period ended June 30, 2010, when compared to the same period in prior year, reflects the Company’s continued effort to reduce the cost of funding interest-earning assets and increase net interest margin.

Total assets at June 30, 2010 were $274.0 million, up approximately $2.3 million, or 0.9%, from December 31, 2009. Loans, net of the allowance for loan losses, increased by $1.4 million, or 0.7%, during the first six-months of 2010, with the majority of the growth concentrated in one- to four-family first mortgages and commercial real estate secured loans. Total deposits increased by $2.6 million, or 1.3%, from $201.5 million at December 31, 2009 to $204.1 million at June 30, 2010. This included a $1.2 million, or 8.3%, increase in the balance of noninterest-bearing deposits. The ratio of average loans to average deposits decreased from 101.93% to 93.22% for the six month periods ended June, 2009 and June 30, 2010, respectively, and the ratio of average interest-earnings assets to average interest-bearing liabilities decreased from 113.86% to 111.64% when comparing those same respective periods.

FINANCIAL CONDITION

LOANS
The outstanding balance of total loans increased from $187.5 million at December 31, 2009 to $189.8 million at June 30, 2010. Total real estate secured loans increased by $1.7 million, or 1.0%, from December 31, 2009 to June 30, 2010 and total other loans increased from $7.2 million at December 31, 2009 to $7.8 million at June 30, 2010. The following table, which is based on regulatory reporting codes, shows the loan balances at June 30, 2010 and December 31, 2009.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2010	2009	Amount	Percent
Loans:
Real estate loans:
One- to four-family first mortgages	$82,662	$77,650	$5,012	6.5%
Home equity loans and junior liens	13,701	13,270	431	3.2
Commercial	57,168	54,640	2,528	4.6
Construction and land	21,361	27,205	(5,844)	(21.5)
Multi-family residential	7,151	7,541	(390)	(5.2)
Total real estate loans	182,043	180,306	1,737	1.0
Other loans:
Commercial	6,230	5,422	808	14.9
Consumer	1,575	1,728	(153)	(8.9)
Total other loans	7,805	7,150	655	9.2
Total loans	189,848	187,456	2,392	1.3
Allowance for loan losses	(3,440)	(2,380)	(1,060)	44.5
Net deferred loan origination costs	449	424	25	5.9
Loans, net	$186,857	$185,500	$1,357	0.7%

Residential real estate loans increased primarily due to the continued efforts of the Bank’s residential loan originators and the relatively low level of market rates of interest during the first six months of 2010. The increase in commercial real estate loans is attributable to the loan origination efforts of the Bank’s commercial lenders and primarily consisted of owner-occupied properties. Construction and land loans, which includes construction loans for one- to four-family, multi-family, and commercial real estate, decreased by $5.8 million, or 21.5%, from $27.2 million at December 31, 2009 to $21.4 million at June 30, 2010. Construction loans for one- to four-family dwellings constitute the large majority of this segment of the portfolio. The decrease in the balance of construction loans was due to a large number of construction project completions during the first six-months of 2010 which, upon completion, were either replaced by long-term mortgage loans provided by the Company or were repaid from the proceeds of a new third-party mortgage loan.

ALLOWANCE FOR LOAN LOSSES
All loans carry a certain degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. As a result of this ongoing evaluation, any additions to the allowance for loan losses are reflected in the provision for loan losses and charged to operating expense. At June 30, 2010, the allowance for loan losses was $3.4 million, or 1.8% of total loans. The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2010 and for the year ended December 31, 2009.

	For the	For the
	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2010	December 31, 2009
Allowance for loan losses:
Beginning balance	$2,380	$2,719
Provision for loan losses	1,150	500
Charge-offs	90	854
Recoveries of loans previously charged-off	-	15
Ending balance	$3,440	$2,380

Ratios:
Allowance for loan losses to nonperforming loans	35.46%	57.16%
Allowance for loan losses to total loans	1.81%	1.27%

Based on the Company’s assessment of its credit risk and the continued increase in the level of loan delinquencies and adversely classified loans, a provision for loan losses of $650,000 was recorded during the second quarter of 2010. Through the first six-months of 2010, the Company has recorded $1.2 million in provisions for loan losses. The Company recorded a total of $500,000 in additional loan loss provisions during 2009, none of which were recorded during the first six-months of 2009. As of June 30, 2010, the Company’s allowance for losses was $3.4 million, or 35.5%, of nonperforming loans, compared to $2.4 million, or 57.2%, of nonperforming loans at December 31, 2009. The allowance was reduced by charge-offs totaling $90,000 during the year-to-date period ended June 30, 2010. Total charge-offs for the annual period ended December 31, 2009 were $854,000.

ASSET QUALITY
Nonperforming assets consists of loans on nonaccrual status, accruing loans greater than ninety days past due, and foreclosed assets. The following table summarizes the Company’s nonperforming assets at June 30, 2010 and December 31, 2009 as well as troubled debt restructurings which are not included in nonperforming assets.  The balances presented reflect the total principal balances outstanding on the loans rather than the amount of principal past due.

	June 30,	December 31,
(dollars in thousands)	2010	2009
Nonperforming assets:
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$4,635	$2,171
Home equity loans and junior liens	137	100
Commercial	3,107	1,548
Construction and land	698	80
Multi-family residential	918	193
Total nonaccrual real estate loans	9,495	4,092
Other loans:
Commercial	206	58
Consumer	-	14
Total nonaccrual other loans	206	72
Total nonaccrual loans	9,701	4,164
Accruing loans greater than 90 days past due	-	-
Total nonperforming loans	9,701	4,164
Foreclosed assets	1,542	2,489
Total nonperforming assets	$11,243	$6,653

Troubled debt restructurings	$590	$-

Ratios:
Nonaccrual loans to total loans	5.11%	2.22%
Nonperforming assets to loans plus foreclosed assets	5.86%	3.50%
Nonperforming assets to total assets	4.10%	2.45%

Nonperforming assets increased $4.6 million, or 69.0%, from $6.7 million at December 31, 2009 to $11.2 million at June 30, 2010. There was a $2.5 million increase in nonperforming loans secured by one- to four-family residential real estate from December 31, 2009 to June 30, 2010. This consisted primarily of smaller balance loans on collateral that is located in the Greater New Orleans Area and its neighboring parishes. Nonperforming commercial real estate loans increased from $1.5 million at December 31, 2009 to $3.1 million at June 30, 2010. This increase is due to a $1.4 million loan secured by a non-owner-occupied warehouse located in Eastern New Orleans. There was a $618,000 increase in nonperforming construction and land loans from December 31, 2009 to June 30, 2010. This is primarily due to a $495,000 loan secured by several parcels of undeveloped land located in Eastern New Orleans. Multi-family nonperforming loans increased by $725,000 from $193,000 at December 31, 2009 to $918,000 at June 30, 2010 largely due to a $722,000 loan relationship secured by a twelve unit apartment building located in New Orleans.

Troubled debt restructurings were $590,000 as of June 30, 2010. This represented one loan relationship to a commercial borrower secured by five properties located in New Orleans. The Company did not have any commitments to lend additional funds in conjunction with this troubled debt restructuring as of June 30, 2010. There were no troubled debt restructurings as of December 31, 2009.

Foreclosed assets decreased by $947,000 during the first six-months of 2010 from $2.5 million at December 31, 2009 to $1.5 million at June 30, 2010. As of June 30, 2010, real estate owned included two properties that were previously under renovation with an aggregate book value of $536,000. These properties were obtained through foreclosure proceedings completed in December 2009 and are secured by residential real estate located in New Orleans, Louisiana, and in Algiers, Louisiana. In addition, other real estate owned included a multi-family dwelling with a book value of $756,000 that was previously under renovation which is located in the historic district of the French Quarter in New Orleans, Louisiana. The foreclosure proceeding for this property was completed in April 2009, and the Company has been marketing it for sale since May 2009. The remaining components of other real estate owned as of June 30, 2010 included: two parcels of vacant land located in New Orleans, Louisiana, a one- to four-family dwelling located in Westwego, Louisiana, and a commercial property located in Chalmette, Louisiana. The Company recognized impairment losses on other real estate owned of $436,000 in 2009 and an additional impairment loss of $195,000 in the second quarter of 2010. None of the impairment losses recognized in 2009 occurred during the first six-months of the year.

INVESTMENT SECURITIES
All of the Company’s investment securities were classified as available-for-sale during 2009 and 2010. At June 30, 2010, the Company’s total securities available-for-sale were $56.0 million, compared to $50.5 million at December 31, 2009, which represents an increase of $5.6 million, or 11.1%. The following table sets forth the amortized and market value of the Company’s investment securities portfolio at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
U.S. Agency securities	$6,052	$6,214	$7,132	$6,937
Mortgage-backed securities	33,075	34,021	31,913	32,678
Collateralized mortgage obligations	3,408	3,333	1,612	1,433
Municipal securities	10,379	10,543	7,044	7,013
Mutual funds	1,899	1,927	2,394	2,394
Total investment securities	$54,813	$56,038	$50,095	$50,455

The net unrealized gain on the Company’s entire securities portfolio as of June 30, 2010 was $1.2 million, or 2.2% of amortized cost, compared to the net unrealized gain of $360,000, or 0.7% of amortized cost at December 31, 2009. The gains in the securities portfolio consist primarily of increases in the market value of mortgage-backed securities issued by government agencies. The losses in the securities portfolio are attributable to the reduced values of certain private-label collateralized mortgage obligations as a result of concerns with the overall mortgage market. Management believes that these losses are temporary in nature and will reverse themselves when market conditions become more favorable for those types of investments.

The Company began investing in municipal securities in 2009 in order to benefit from their tax-preferred status. The Company’s total holdings in municipal securities at June 30, 2010 and December 31, 2009 were $10.5 million and $7.0 million, respectively.

The Company’s investment in mutual funds includes the AMF Ultra Short Mortgage Fund (ticker: ASARX). Prior to 2008, this investment was redeemable immediately at its current market value. In 2008, the fund managers, Shay Assets Management, Inc., imposed a restriction on this fund which limited redemptions for cash to $250,000 per quarter based on the current market price at the time of redemption. Approximately $500,000 of the holdings in this fund were redeemed for cash during the first six-months of 2010. The market value of the Company’s remaining investment in this fund was $1.9 million as of June 30, 2010.

During the second quarter of 2010, the Company sold approximately $8.0 million of its holdings in U.S. Agency and mortgage-backed securities at a net gain of approximately $313,000. These investments, which primarily consisted of securities with lower coupon rates and longer estimated durations, were sold in an effort to reduce the Company’s exposure to both extension risk and interest rate risk. These funds were subsequently reinvested in mortgage-backed securities with lower coupon rates and shorter estimated durations.

DEPOSITS
At June 30, 2010, deposits totaled $204.1 million, an increase of $2.6 million, or 1.3%, from $201.5 million at December 31, 2009. Certificates of deposit totaled $105.4 million at June 30, 2010, up $5.8 million, or 5.9%, from December 31, 2009. The balance of NOW and MMDA deposit accounts decreased $4.5 million or 6.1% from $74.3 million at December 31, 2009 to $69.7 million at June 30, 2010. Noninterest-bearing demand deposits increased during the first six-months of 2010 to $16.0 million from $14.8 million at year end.

The following table presents the composition of deposits at June 30, 2010 and December 31, 2009.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2010	2009	Amount	Percent
Deposit accounts:
Noninterest-bearing demand deposits	$16,044	$14,812	$1,232	8.3%
NOW and MMDA deposits	69,724	74,260	(4,536)	(6.1)
Savings deposits	12,891	12,832	59	0.5
Certificates of deposit	105,434	99,589	5,845	5.9
Total deposit accounts	$204,093	$201,493	$2,600	1.3%

The increase in noninterest-bearing demand deposits during the year-to-date period ended June 30, 2010 was due to the continued efforts of our commercial account officers to increase the Company’s transactional account base as well as the efforts of our staff, which has increased in number due to our expanded branch network as a result of our opening new banking locations in 2007 and 2009. The increase in the balance of certificates of deposit is primarily due to the Bank’s participation in a wholesale, Internet-based, certificate of deposit marketing program which allowed it to attract deposits on a nationwide basis that totaled $19.5 million at June 30, 2010. Certificates of deposit at June 30, 2010, also included $1.5 million of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Interfinancial Network that represented two customer relationships.

BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB”).  This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.  At June 30, 2010 and December 31, 2009, the Company’s borrowings from the Federal Home Loan Bank were $39.0 million and $40.5 million, respectively, which represents a decrease of $1.5 million, or 3.8%. The decrease in FHLB borrowings during the six month period ended June 30, 2010 was primarily due to principal payments made on amortizing advances.

In January 2010, the Company modified the terms of $24.6 million of its outstanding advances with the Federal Home Loan Bank in order to lower the average interest rate paid and extend the duration of those borrowings. This transaction required that a prepayment penalty be paid to the FHLB in the amount of $995,000 which is being amortized to interest expense using the interest method over the term of the modified advances. After the modification was executed, the weighted average interest rate of the modified advances decreased by 198 basis points from 4.17% to 2.19%, and the effective duration was extended from approximately one year to three years. The effective interest rate, including the amortization of the prepayment penalty, on the average outstanding advances during the first six months of 2010 was 3.68%.

The Company continually evaluates its funding options to determine the most cost-effective means of funding its growth while actively managing the ratio of average loans to average deposits. The Company’s utilization of borrowings continues to be within the parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity. In addition, the Company has significant remaining borrowing capacity should borrowing needs arise.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At June 30, 2010, stockholders’ equity totaled $28.4 million, compared to $28.0 million at December 31, 2009. This increase of $372,000, or 1.3%, was primarily due to an increase in the unrealized gains, net of tax, on investment securities of $519,000 and earnings of $87,000 that were partially offset by cash dividends paid of $252,000 during the six months ended June 30, 2010.

From 1998 through 2009, the Company has repurchased a total of 2,180,562 shares of its common stock, net of stock options exercised, at a cost of $32.4 million when shares have been available at prices and amounts deemed prudent by management. The Company announced a stock repurchase program in October 2008 of up to 64,250 shares, or approximately 5.0%, of GS Financial Corp.’s outstanding common stock through open market or privately negotiated transactions. A total of 27,862 shares were purchased at a cost of $387,000 in conjunction with this program during 2009. All of the purchases were open market transactions, other than the 15,614 shares purchased in the quarter ended September 30, 2009, and most were at a discount to book value. The Company has not repurchased any shares during the first six-months of 2010.

The following table details the Bank’s actual levels and current capital requirements as of June 30, 2010 and December 31, 2009. As of June 30, 2010, the Bank had regulatory capital that was well in excess of the regulatory requirements and was categorized as “well-capitalized” in the most recent report received from its primary regulatory agency.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Regulatory capital:
June 30, 2010
Tangible capital	$26,681	9.87%	$4,057	1.50%	N/A	N/A
Core/leverage capital	26,681	9.87%	8,114	3.00%	$13,523	5.00%
Tier 1 risk-based capital	26,681	16.37%	6,518	4.00%	9,777	6.00%
Total risk-based capital	28,440	17.45%	13,036	8.00%	16,295	10.00%

December 31, 2009
Tangible capital	$26,510	9.79%	$4,064	1.50%	N/A	N/A
Core/leverage capital	26,510	9.79%	8,128	3.00%	$13,546	5.00%
Tier 1 risk-based capital	26,510	16.13%	6,575	4.00%	9,862	6.00%
Total risk-based capital	28,123	17.11%	13,150	8.00%	16,437	10.00%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on deposits and borrowings discuss changes in these liability-funding sources during the first six-months of 2010.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible outright sales in the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the year-to-date periods ended June, 30 2010 and 2009. The Company reported net income of $87,000 for the first six-months of 2010 and had net cash of $894,000 provided by operating activities. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, deferred tax provisions, etc.) and revenues (accretion of discounts, dividends received in the form of stock, etc.).

In addition, management monitors its liquidity position by tracking certain financial data. The following table illustrates some of the factors that the Company uses to measure liquidity.

(dollars in thousands)	June 30, 2010	December 31, 2009
Key liquidity indicators:
Cash and cash equivalents	$14,553	$19,735
Total loans	189,848	187,456
Total deposits	204,093	201,493
Deposits $100,000 and greater	100,362	99,182

Ratios:
Total loans to total deposits	93.02%	93.03%
Deposits $100,000 and greater to total deposits	49.17%	49.22%

The Company remains highly liquid, as additional liquidity has been obtained through its deposit account offerings that were developed, in part, to increase the Company’s deposit balances and, thereby, reduce the Bank’s loan to deposit ratio.  However, liquidity is being used to fund loan growth and payoff maturing FHLB advances when appropriate.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended June 30, 2010 was $2.4 million, which represents an increase of $417,000, or 21.4%, from $1.9 million for the quarter ended June 30, 2009. Net interest income for the first six-months of 2010 was $4.6 million, an increase of $735,000, or 19.2%, from the same period in the prior year. The increases in net interest income when comparing both the three and six-month periods ended June 30, 2010 to the same periods in the prior year are primarily due to a decrease in the cost of interest-bearing deposits combined with a significant increase in the average balance of loans. This was partially offset by a decrease in the average yield on interest-earning assets and an increase in the average balance of interest-bearing deposits.

Interest and dividend income decreased by $80,000, or 2.2%, and interest expense decreased by $497,000, or 29.9%, for the second quarter of 2010 compared to the second quarter of 2009. For the first six-months of 2010, interest and dividend income was $7.0 million, a decrease of $25,000, or 0.4%, from the first six-months of 2009. Interest expense for the first half of 2010 was $2.4 million, which represents a decrease of $760,000, or 23.9%, when compared to the same period in the prior year.

The net interest margin was 3.63% for the three months ended June 30, 2010, up 53 basis points from 3.10% for the same period in 2009. The net interest margin for the first half of 2010 improved by 32 basis points to 3.53% from 3.21% for the first half of 2009. The increase in net interest margin for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 was attributable to a 99 basis point decrease in the average cost of interest-bearing liabilities. This was partially offset by a 43 basis point decrease in the average yield on loans and a 119 basis point decrease in the average yield on mortgage-backed securities. The 32 basis point improvement in the net interest margin when comparing the first half of 2009 to the same period in 2010 was primarily due to a 102 basis point decrease in the average cost of interest-bearing deposits that was partially offset by a 42 basis point decrease in the average yield on loans and a 119 basis point decrease in the average yield on mortgage-backed securities.

	For the Three Months Ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Assets:
Interest-earning assets:
Loans	$191,084	$3,032	6.35%	$176,633	$2,992	6.78%
Investments:
U.S. Agency securities	6,341	53	3.34	11,241	122	4.34
Mortgage-backed securities	33,694	291	3.45	30,088	349	4.64
Collateralized mortgage obligations	3,314	38	4.59	7,070	101	5.71
Municipal securities	9,887	78	3.16	494	5	4.05
Mutual funds	2,041	18	3.53	2,930	32	4.37
Total investment in securities	55,277	478	3.46	51,823	609	4.70
FHLB stock	2,356	2	0.34	2,351	1	0.17
Federal funds sold and
interest-bearing deposits in other banks	11,820	18	0.61	20,498	8	0.16
Total interest-earning assets	260,537	3,530	5.42%	251,305	3,610	5.75%
Noninterest earning assets	16,076			11,878
Total assets	$276,613			$263,183

Liabilities and stockholders' equity:
Liabilities:
Interest-bearing liabilities:
NOW and MMDA account deposits	$71,006	$185	1.04%	$65,839	$429	2.61%
Savings deposits	12,843	16	0.50	13,841	17	0.49
Certificates of Deposit	107,815	595	2.21	94,127	746	3.17
Total interest-bearing deposits	191,664	796	1.66	173,807	1,192	2.74
Borrowings	40,196	370	3.67	47,947	471	3.93
Total interest-bearing liabilities	231,860	1,166	2.01%	221,754	1,663	3.00%
Noninterest-bearing liabilities	16,291			13,066
Total liabilities	248,151			234,820
Stockholders' equity	28,462			28,363
Total liabilities and stockholders' equity	$276,613			$263,183

Net interest income and margin		$2,364	3.63%		$1,947	3.10%
Net interest-earning assets and spread	$28,677		3.41%	$29,551		2.75%

	For the Six Months Ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Assets:
Interest-earning assets:
Loans	$190,049	$5,953	6.26%	$171,801	$5,739	6.68%
Investments:
U.S. Agency securities	6,706	108	3.22	10,696	260	4.86
Mortgage-backed securities	33,261	619	3.72	27,948	686	4.91
Collateralized mortgage obligations	2,656	66	4.97	7,543	227	6.02
Municipal securities	8,774	146	3.33	248	5	4.03
Mutual funds	2,162	37	3.42	3,098	67	4.33
Total investment in securities	53,559	976	3.64	49,533	1,245	5.03
FHLB stock	2,355	4	0.34	2,348	4	0.34
Federal funds sold and
interest-bearing deposits in other banks	12,144	40	0.66	14,046	10	0.14
Total interest-earning assets	258,107	6,973	5.40%	237,728	6,998	5.89%
Noninterest earning assets	16,479			11,266
Total assets	$274,586			$248,994

Liabilities and stockholders' equity:
Liabilities:
Interest-bearing liabilities:
NOW and MMDA account deposits	$71,970	$433	1.20%	$54,051	$708	2.62%
Savings deposits	12,831	32	0.50	14,257	35	0.49
Certificates of Deposit	106,081	1,210	2.28	90,658	1,469	3.24
Total interest-bearing deposits	190,882	1,675	1.76	158,966	2,212	2.78
Borrowings	40,315	741	3.68	49,831	964	3.87
Total interest-bearing liabilities	231,197	2,416	2.09%	208,797	3,176	3.04%
Noninterest-bearing liabilities	14,974			12,082
Total liabilities	246,171			220,879
Stockholders' equity	28,415			28,115
Total liabilities and stockholders' equity	$274,586			$248,994

Net interest income and margin		$4,557	3.53%		$3,822	3.21%
Net interest-earning assets and spread	$26,910		3.31%	$28,931		2.85%

PROVISION FOR LOAN LOSSES
The Company recorded a $650,000 provision for loan losses during the second quarter of 2010. The total provision for loan losses recorded during the six month period ended June 30, 2010 was $1.2 million. As previously indicated, the Company’s provision for loan losses was based on its assessment of the credit risk in its portfolio and the overall increased levels of loan delinquencies, nonperforming loans and loan charge-offs. The total provision for loan losses recorded in 2009 was $500,000, none of which was recorded during the first six-months of the year. The local market area remains in a state of uncertainty regarding the level of recovery from Hurricane Katrina and has also been impacted by the national recession. Although the Company’s exposure to the oil spill in the Gulf of Mexico appears to be low, this is a preliminary assessment and will continue to be updated as additional information regarding this event becomes available. The Bank’s asset quality committee meets monthly to review the risk elements of its loan portfolio, including: impaired loans, nonperforming loans, and potential nonperforming and impaired loans, and adjusts the allowance for loan losses accordingly based on the best information available at the time.

For a more detailed discussion of the changes in the allowance for loan losses, nonperforming assets, and general credit quality, see the earlier sections on Loans and Allowance for Loan Losses.  The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income decreased by $54,000 and $214,000 during the three and six-month periods ended June 30, 2010 and 2009, respectively. This was primarily due to decreases of $167,000 and $370,000 for the three and six-month periods, respectively, in the gain on sales of mortgage loans in the secondary market when comparing 2010 to 2009 which are attributable to the nationwide recession and a decline in the local real estate market. In addition, the Company sold $567,000 of real estate owned during the second quarter of 2010 at a loss of $88,000.

As previously discussed, during the second quarter of 2010, we recognized $316,000 in net gains on the sales of investment securities, primarily U.S. Agency and mortgage-backed securities, with longer durations. See the earlier section on investment securities for additional information regarding this transaction. In addition, the Company’s noninterest income during the second quarter of 2009 was elevated due to a $134,000 gain recorded on the sale of vacant land located in Metairie, Louisiana.

The major categories of noninterest income for the three and six-months ended June 30, 2010 and 2009 are presented in the following table.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2010	2009	2010	2009
Noninterest income:
Service charges on deposit accounts	$12	$17	$29	$30
Early closing penalties	2	3	7	5
Electronic banking fees	5	5	12	11
Gain (loss) on securities transactions	316	(9)	317	(11)
Gain on sale of premises and equipment	-	134	-	134
Loss on sale of real estate owned	(88)	-	(88)	-
Gain on sale of mortgage loans	168	335	323	693
Mortage servicing fees, net	(18)	(19)	(13)	(39)
Income from real estate held for investment	14	14	28	28
Miscellaneous	16	1	25	3
Total noninterest income	$427	$481	$640	$854

NONINTEREST EXPENSE
Noninterest expense for the second quarter of 2010 totaled $2.0 million which represents a $190,000 increase from $1.8 million for the second quarter of 2009. For the year-to-date periods ended June 30, 2010 and 2009, noninterest expense increased $534,000 from $3.5 million to $4.0 million. Noninterest expense for the three and six-months ended June 30, 2010 and 2009 are presented in the following table.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2010	2009	2010	2009
Noninterest expense:
Employee compensation and benefits	$921	$954	$1,983	$1,873
Net occupancy expense	272	205	524	403
Data processing costs	107	94	215	182
ATM expenses	12	14	26	27
Telephone and security expense	32	25	52	50
Printing and office supplies	34	37	75	68
Ad Valorem taxes	55	59	113	117
Deposit insurance and supervisory fees	105	146	210	222
Professional fees	109	134	273	299
Advertising and business development expense	30	19	87	40
Dues and subscriptions	20	19	43	38
Loss on write-down of other real estate	195	-	195	-
Other operating expenses	71	67	187	130
Total noninterest expense	$1,963	$1,773	$3,983	$3,449

Employee compensation and benefits, which represent the largest component of noninterest expense, increased $110,000 to $2.0 million for the first six-months of 2010 compared to $1.9 million for the same period in the prior year. The increase in personnel costs during the 2010 period was primarily due to the hiring of additional staff for a new branch location which was opened during the fourth quarter of 2009. The opening of this new branch location was largely responsible for the $121,000 increase in occupancy expense to $524,000 for the first six-months of 2010 from $403,000 for the same period in prior year and the $33,000 increase in data processing costs when comparing those same respective periods.

On July 1, 2010, the Company announced the closure of its Ponchatoula, Louisiana, branch location which will be effective on September 30, 2010. The Company does not anticipate that the closure of this branch will have a significant impact on its ability to service its existing customer base or in attracting new loan and deposit customers. However, the closure of this branch is expected to provide a slight improvement in the overall level of noninterest expense in future periods.

As previously discussed, the Company recorded a non-cash impairment charge of approximately $195,000 on other real estate during the second quarter of 2010. There was no impairment charge recorded on other real estate during the year-to-date period ended June 30, 2009. See the section above on asset quality for additional information regarding this impairment charge.

Included in other operating expenses for the first six-months of 2010 was $76,000 of expenses for the payment of taxes and insurance on foreclosed properties. This represents an increase of approximately $63,000 from $13,000 for the same period in 2009. The increase in other real estate owned expense was due to the payment of insurance and taxes on foreclosed assets which were acquired primarily during the fourth quarter of 2009 and the first half of 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

There are no matters required to be reported under this item.

Item 1a. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2010 – April 30, 2010	-	$-	-	36,388
May 1, 2010 – May 31, 2010	-	-	-	36,388
June 1, 2010 – June 30, 2010	-	-	-	36,388
Total	-	-	-	36,388

Notes to this table:

(1)
On October 22, 2008 the Company announced by press release a stock repurchase program to repurchase 64,250 shares, or 5.0% of its outstanding common stock over a one year period, or such longer amount of time as may be necessary to complete the repurchase plan. The program became effective November 6, 2008.

Item 3. Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4. (Removed and Reserved)

Item 5. Other Information

There are no matters required to be reported under this item.

Item 6. Exhibits

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

GS FINANCIAL CORP.

Date:	August 13, 2010	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	August 13, 2010	By:	/s/ Stephen F. Theriot
Stephen F. Theriot Chief Financial Officer