Form 10-Q
period 2010-09-30
GS FINANCIAL CORP
filed 2010-11-12
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010			Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Louisiana				72-1341014
(State of Incorporation)				(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, par value $.01 per share	1,252,429 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
	(In Thousands)
ASSETS
Cash and Cash Equivalents
Cash and Amounts Due from Depository Institutions	$6,408	$7,158
Interest-Bearing Deposits in Other Banks	4,001	9,293
Federal Funds Sold	861	3,284
Total Cash and Cash Equivalents	11,270	19,735

Securities Available-for-Sale, at Fair Value	52,457	50,455
Loans, Net of Allowance for Loan Losses of $4,109 and
$2,380, Respectively	186,492	185,500
Accrued Interest Receivable	1,474	1,518
Other Real Estate Owned	1,408	2,489
Premises and Equipment, Net	6,615	5,934
Stock in Federal Home Loan Bank, at Cost	2,360	2,354
Real Estate Held-for-Investment, Net	421	427
Other Assets	4,549	3,192
Total Assets	$267,046	$271,604

LIABILITIES
Deposits
Noninterest-Bearing	$19,443	$14,812
Interest-Bearing	181,021	186,681
Total Deposits	200,464	201,493

Advance Payments by Borrowers for Taxes and Insurance	499	249
Advances from Federal Home Loan Bank	35,561	40,512
Other Liabilities	2,361	1,329
Total Liabilities	238,885	243,583

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized,	$-	$-
None Issued
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized,	34	34
3,438,500 Shares Issued
Additional Paid-in Capital	34,541	34,550
Treasury Stock (2,180,562 Shares at September 30, 2010 and
December 31, 2009)	(32,449)	(32,449)
Unearned RRP Trust Stock	(105)	(132)
Retained Earnings	25,112	25,780
Accumulated Other Comprehensive Income	1,028	238
Total Stockholders' Equity	28,161	28,021
Total Liabilities & Stockholders' Equity	$267,046	$271,604

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$2,952	$3,036	$8,905	$8,775
Investment Securities	448	545	1,424	1,790
Other Interest Income	15	19	59	33
Total Interest and Dividend Income	3,415	3,600	10,388	10,598

INTEREST EXPENSE
Deposits	704	1,126	2,379	3,338
Advances from Federal Home Loan Bank	334	422	1,076	1,386
Total Interest Expense	1,038	1,548	3,455	4,724

NET INTEREST INCOME	2,377	2,052	6,933	5,874
PROVISION FOR LOAN LOSSES	1,150	200	2,300	200
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,227	1,852	4,633	5,674

NONINTEREST INCOME
Gain on Sale of Loans	199	188	522	881
Gain (Loss) on Securities Transactions	5	8	322	(3)
Gain on Sale of Premises and Equipment	-	-	-	134
Gain (Loss) on Sale of Other Real Estate	1	-	(87)	3
Other Income	49	49	137	84
Total Noninterest Income	254	245	894	1,099

NONINTEREST EXPENSE
Salaries and Employee Benefits	980	1,042	2,963	2,915
Occupancy Expense	280	220	804	623
Ad Valorem Taxes	53	58	166	175
Loss on Write-Down of Other Real Estate	227	61	422	61
Other Expenses	545	547	1,713	1,603
Total Noninterest Expense	2,085	1,928	6,068	5,377

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(604)	169	(541)	1,396
INCOME TAX (BENEFIT) EXPENSE	(226)	65	(249)	411
NET (LOSS) INCOME	$(378)	$104	$(292)	$985

(LOSS) EARNINGS PER SHARE
Basic	$(0.30)	$0.08	$(0.23)	$0.78
Diluted	$(0.30)	$0.08	$(0.23)	$0.78

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

(In Thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
BALANCES AT DECEMBER 31, 2008	$34	$34,546	$(32,062)	$(143)	$25,404	$(221)	$27,558
Comprehensive Income:
Net Income	-	-	-	-	985	-	985
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	537	537
Total Comprehensive Income	-	-	-	-	985	537	1,522
Distribution of RRP Stock	-	4	-	11	-	-	15
Purchase of Treasury Stock	-	-	(387)	-	-	-	(387)
Dividends Declared	-	-	-	-	(384)	-	(384)
BALANCES AT SEPTEMBER 30, 2009	$34	$34,550	$(32,449)	$(132)	$26,005	$316	$28,324

BALANCES AT DECEMBER 31, 2009	$34	$34,550	$(32,449)	$(132)	$25,780	$238	$28,021
Comprehensive Income:
Net Loss	-	-	-	-	(292)	-	(292)
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	790	790
Total Comprehensive Income	-	-	-	-	(292)	790	498
Distribution of RRP Stock	-	(9)	-	27	-	-	18
Purchase of Treasury Stock	-	-	-	-	-	-	-
Dividends Declared	-	-	-	-	(376)	-	(376)
BALANCES AT SEPTEMBER 30, 2010	$34	$34,541	$(32,449)	$(105)	$25,112	$1,028	$28,161

The accompanying notes are an intergral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(292)	$985
Adjustments to Reconcile Net (Loss) Income from Operations to Net Cash
Provided by Operatng Activities:
Depreciation and Amortization	265	210
Premium Amortization, Net	223	96
Amortization of Mortgage Servicing Rights	160	119
Provision for Loan Losses	2,300	200
Federal Home Loan Bank Stock Dividends	(6)	(5)
RRP Expense	18	15
Gain on Sales of Loans, Net	(522)	(881)
Loss (Gain) on Sales of Other Real Estate	87	(3)
(Gain) Loss on Sales of Investments, Net	(322)	3
Gain on Sales of Premises and Equipment	-	(134)
Loss on Write-Down of Other Real Estate	422	61
Originations of Loans Held for Sale	(21,995)	(49,048)
Proceeds from Sales of Loans Held for Sale	22,304	49,369
Changes in Operating Assets and Liabilities:
Increase in Accrued Interest Receivable & Other Assets	(1,260)	(921)
Increase in Accrued Interest Payable & Other Liabilities	625	77
Net Cash Provided by Operating Activities	2,007	143

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities of Investment Securities	8,229	17,015
Proceeds from Sales of Investment Securities	8,318	2,020
Purchases of Investment Securities	(18,003)	(21,638)
Redemption of Mutual Funds	750	750
Increase in Loan Receivable, Net	(4,383)	(24,907)
Proceeds from Sales of Premises and Equipment	-	191
Purchases of Premises and Equipment	(940)	(330)
Proceeds from Sales of Other Real Estate	1,663	23
Purchase of Federal Home Loan Bank Stock	-	(48)
Net Cash Used in Investing Activities	(4,366)	(26,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	-	(387)
Payment of Cash Stock Dividends	(376)	(384)
(Decrease) Increase in Deposits	(1,029)	58,996
Decrease in Advances from Federal Home Loan Bank	(4,951)	(11,376)
Increase in Advance Payments for Insurance and Taxes	250	317
Net Cash (Used in) Provided by Financing Activities	(6,106)	47,166

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,465)	20,385
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,735	3,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,270	$23,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$3,512	$4,747
Cash Paid During the Period for Income Taxes	25	289
Loans Transferred to Other Real Estate During the Period	1,196	1,461

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
Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

2. INVESTMENT SECURITIES

A summary of securities classified as available-for-sale at September 30, 2010 and December 31, 2009, with gross unrealized gains and losses, is as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses		Value
			Less Than	More Than
Investment securities:			One Year	One Year
Debt securities:
U.S. Government and Federal agencies	$5,053	$240	$-	$-	$5,293
Mortgage-backed securities	30,523	912	12	-	31,423
Collateralized mortgage obligations	3,302	57	-	117	3,242
Municipal securities	10,369	434	-	-	10,803
Total debt securities	49,247	1,643	12	117	50,761
Marketable equity securities:
Mutual funds	1,653	43	-	-	1,696
Total investment securities available-for-sale	$50,900	$1,686	$12	$117	$52,457

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses		Value
			Less Than	More Than
Investment securities:			One Year	One Year
Debt securities:
U.S. Government and Federal agencies	$7,132	$-	$195	$-	$6,937
Mortgage-backed securities	31,913	875	105	5	32,678
Collateralized mortgage obligations	1,612	-	1	178	1,433
Municipal securities	7,044	24	55	-	7,013
Total debt securities	47,701	899	356	183	48,061
Marketable equity securities:
Mutual funds	2,394	-	-	-	2,394
Total investment securities available-for-sale	$50,095	$899	$356	$183	$50,455

The amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2010 and December 31, 2009, follows. Debt securities with scheduled repayments, such as mortgage-backed-securities and collateralized mortgage obligations, are presented in separate totals.  The expected life of a security, in particular a Federal Agency or municipal security may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Debt securities:
Amounts maturing in:
Less than one year	$-	$-	$-	$-
One to five years	1,103	1,147	534	540
Five to ten years	7,134	7,528	5,949	5,897
Greater than ten years	7,185	7,421	7,693	7,513
Total	15,422	16,096	14,176	13,950
Mortgage-backed securities	30,523	31,423	31,913	32,678
Collateralized mortgage obligations	3,302	3,242	1,612	1,433
Total debt securities	$49,247	$50,761	$47,701	$48,061

The Company has procedures in place to identify securities that could have a credit impairment which is other than temporary. To the extent that the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized. No impairment losses were recognized on the Company’s investment portfolio in 2009 or during the first nine months of 2010.

The unrealized losses associated with the Company’s available-for-sale securities at September 30, 2010 were caused by changes in interest rates and not by deterioration in credit quality. Because the Company has the ability to hold these investments for a reasonable period of time sufficient for recovery of fair value, which may be maturity for the collateralized mortgage obligations, it does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

3. EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in FASB ASC Topic 260. For the three and nine month periods ended September 30, 2010 and 2009, the Company did not have any potentially dilutive securities.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net (Loss) Income	$(378)	$104	$(292)	$985
Effect of Dilutive Securities	-	-	-	-
Numerator for Diluted (Loss) Earnings Per Share	$(378)	$104	$(292)	$985
Denominator:
Weighted Average Shares Outstanding	1,252,429	1,257,286	1,252,188	1,266,884
Effect of Dilutive Securities	-	-	-	-
Denominator for Diluted (Loss) Earnings Per Share	1,252,429	1,257,286	1,252,188	1,266,884
(Loss) Earnings Per Share
Basic	$(0.30)	$0.08	$(0.23)	$0.78
Diluted	$(0.30)	$0.08	$(0.23)	$0.78
Cash Dividends Per Share	$0.10	$0.10	$0.10	$0.10

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

The following table summarizes the valuation methodologies used for the Company’s financial instruments measured at fair value as well as the general classification of such instruments at September 30, 2010 and December 31, 2009 pursuant to the valuation hierarchy.

	September 30, 2010			December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available for Sale Securities:1
U.S. Agency Securities	$-	$5,293	$-	$-	$6,937	$-
Mortgage Backed Securities	-	31,423	-	-	32,678	-
Collateralized Mortgage Obligations	-	3,242	-	-	1,433	-
Municipal Securities	-	10,803	-	-	7,013	-
Mutual Funds	-	1,696	-	-	2,394	-
Loans2	-	7,842	-	-	4,729	-
Other Real Estate3	-	1,408	-	-	2,489	-

1 Securities are measured at fair value on a recurring basis, generally monthly.
2 Includes impaired loans that have been measured for impairment at the fair value of the loan's collateral.
3 Other real estate is transferred from loans to real estate owned at the lower of carrying value or market value.

5. EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the 401(k) plan was $29,000 and $89,000 for the three and nine month periods ended September 30, 2010, respectively, compared to $28,000 and $80,000 for the same time periods ended September 30, 2009.

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

The Plan generally provides that, Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years. Pursuant to agreements with the Plan participants, all outstanding Plan share awards are being earned by recipients at a rate of 10% of the aggregate number of shares covered by the Plan over ten years.  If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the grant date of the Plan share award for any reason (except for death, disability, or a change in control), the recipient would forfeit the right to any shares subject to the awards which had not been earned. As of September 30, 2010, of the 134,159 shares awarded, 7,127 shares have been forfeited due to termination of employment or service as a director and 121,523 have been earned and issued. No further shares are available for award under the RRP. Compensation expense related to the RRP was $4,000 and $14,000 for the three and nine months, respectively, for each of the periods ended September 30, 2010 and 2009.

7. SUBSEQUENT EVENTS

In accordance with the subsequent events disclosure requirement of FASB ASC Topic 855, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition, and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during the third quarter and first nine months of 2010 and 2009. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Effective December 31, 2008, the Bank converted its charter from a Louisiana state savings and loan association to a Federally-chartered savings bank. As a result of the charter conversion, the Bank’s primary regulator became the Office of Thrift Supervision. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2009 Annual Report on Form 10-K.

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

OVERVIEW

The Company reported a loss of $378,000 for the quarter ended September 30, 2010, compared with earnings of $104,000 for the quarter ended September 30, 2009. The basic and diluted loss per share for the third quarter of 2010 were ($0.30) compared with basic and diluted earnings of $0.08 per share for the same period in the prior year. For the first nine months of 2010, the basic and diluted loss per share were ($0.23) compared with basic and diluted earnings of $0.78 for the first nine months of 2009. The recordation of a $2.3 million provision for loan losses, $1.2 million of which was during the third quarter of 2010, the write-down of other real estate by $422,000, and the additional personnel and occupancy costs associated with the Bank’s opening a new branch location during the fourth quarter of 2009 were the primary reasons for the decrease in earnings when comparing the three and nine month periods ended September 30, 2010 and 2009. The $1.1 million improvement in net interest income for the year-to-date period ended September 30, 2010, when compared to the same period in the prior year, reflects the Company’s continued effort to reduce the cost of funding interest-earning assets and increase net interest margin.

Total assets at September 30, 2010 were $267.0 million, which is a decrease of approximately $4.6 million, or 1.7%, from December 31, 2009. Loans, net of the allowance for loan losses, increased by $1.0 million, or 0.5%, during the first nine months of 2010, with the majority of the growth concentrated in one- to four-family first mortgages and commercial real estate secured loans. Total deposits decreased by $1.0 million, or 0.5%, from $201.5 million at December 31, 2009 to $200.5 million at September 30, 2010. This decrease was net of a $4.6 million, or 31.3%, increase in the balance of noninterest-bearing deposits. The ratio of average loans to average deposits decreased from 98.38% to 93.91% for the nine month periods ended September 30, 2009 and September 30, 2010, respectively, and the ratio of average interest-earnings assets to average interest-bearing liabilities decreased from 113.21% to 112.81% when comparing those same respective periods.

FINANCIAL CONDITION

LOANS
The outstanding balance of net loans increased from $185.5 million at December 31, 2009 to $186.5 million at September 30, 2010. Total real estate secured loans increased by $1.8 million, or 1.0%, from December 31, 2009 to September 30, 2010 and total other loans increased from $7.2 million at December 31, 2009 to $8.1 million at September 30, 2010. The following table, which is based on regulatory reporting codes, shows the loan balances at September 30, 2010 and December 31, 2009.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2010	2009	Amount	Percent
Loans:
Real estate loans:
One-to-four family first mortgages	$83,256	$77,650	$5,606	7.2%
Home equity loans and junior liens	13,762	13,270	492	3.7
Commercial	58,802	54,640	4,162	7.6
Construction and land	19,174	27,205	(8,031)	(29.5)
Multi-family residential	7,101	7,541	(440)	(5.8)
Total real estate loans	182,095	180,306	1,789	1.0
Other loans:
Commercial	6,295	5,422	873	16.1
Consumer	1,774	1,728	46	2.7
Total other loans	8,069	7,150	919	12.9
Total loans	190,164	187,456	2,708	1.4
Allowance for loan losses	(4,109)	(2,380)	(1,729)	72.6
Net deferred loan origination costs	437	424	13	3.1
Loans, net	$186,492	$185,500	$992	0.5%

Residential real estate loans increased primarily due to the continued efforts of the Bank’s residential loan originators and the relatively low level of market rates of interest during the first nine months of 2010. The increase in commercial real estate loans is attributable to the loan origination efforts of the Bank’s commercial lenders and consisted of both owner-occupied and non-owner-occupied properties. Construction and land loans, which includes construction loans for one- to four-family, multi-family, and commercial real estate, decreased by $8.0 million, or 29.5%, from $27.2 million at December 31, 2009 to $19.2 million at September 30, 2010. Construction loans for one- to four-family dwellings constitute the large majority of this segment of the portfolio. The decrease in the balance of construction loans was due to a large number of construction project completions during the first nine months of 2010 which, upon completion, were either replaced by long-term mortgage loans provided by the Company or were repaid from the proceeds of a new third-party mortgage loan.

ALLOWANCE FOR LOAN LOSSES
All loans carry a certain degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. As a result of this ongoing evaluation, any additions to the allowance for loan losses are reflected in the provision for loan losses and charged to operating expense. At September 30, 2010, the allowance for loan losses was $4.1 million, or 2.2% of total loans. The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

	For the	For the
	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2010	December 31, 2009
Allowance for loan losses:
Beginning balance	$2,380	$2,719
Provision for loan losses	2,300	500
Charge-offs	577	854
Recoveries of loans previously charged-off	6	15
Ending balance	$4,109	$2,380

Ratios:
Allowance for loan losses to nonperforming loans	36.78%	57.16%
Allowance for loan losses to total loans	2.16%	1.27%

Based on the Company’s assessment of its credit risk and the continued increase in the level of loan delinquencies and adversely classified loans, a provision for loan losses of $1.2 million was recorded during the third quarter of 2010. The provision primarily reflected updated collateral values received on impaired loans. Through the first nine months of 2010, the Company has recorded $2.3 million in provisions for loan losses. The Company recorded a total of $500,000 in loan loss provisions during 2009, $200,000 of which was recorded during the first nine months of 2009. As of September 30, 2010, the Company’s allowance for losses was $4.1 million, or 36.8% of nonperforming loans, compared to $2.4 million or 57.2% of nonperforming loans, at December 31, 2009. The allowance was reduced by charge-offs totaling $577,000 during the year-to-date period ended September 30, 2010. Total charge-offs for the annual period ended December 31, 2009 were $854,000. The Company believes that the allowance for loan losses recorded as of September 30, 2010 is sufficient to cover the potential losses in its loan portfolio.

ASSET QUALITY
Nonperforming assets consist of loans on nonaccrual status, accruing loans greater than ninety days past due, and foreclosed assets. The following table summarizes the Company’s nonperforming assets at September 30, 2010 and December 31, 2009 as well as troubled debt restructurings, $2.1 million of which was included in nonperforming assets at September 30, 2010.  The balances presented reflect the total principal balances outstanding on the loans rather than the amount of principal past due.

	September 30,	December 31,
(dollars in thousands)	2010	2009
Nonperforming assets:
Nonaccrual loans:
Real estate loans:
One-to-four family first mortgage	$5,099	$2,171
Home equity loans and junior liens	177	100
Commercial	4,027	1,548
Construction and land	1,430	80
Multi-family residential	-	193
Total nonaccrual real estate loans	10,733	4,092
Other loans:
Commercial	339	58
Consumer	-	14
Total nonaccrual other loans	339	72
Total nonaccrual loans	11,072	4,164
Accruing loans greater than 90 days past due	-	-
Total nonperforming loans	11,072	4,164
Foreclosed assets	1,408	2,489
Total nonperforming assets	$12,480	$6,653

Troubled debt restructurings	$590	$-

Ratios:
Nonaccrual loans to total loans	5.81%	2.22%
Nonperforming assets to loans plus foreclosed assets	6.50%	3.50%
Nonperforming assets to total assets	4.67%	2.45%
Nonperforming assets and troubled debt restructurings to total assets	4.89%	2.45%

Nonperforming assets increased $5.8 million, or 87.6%, from $6.7 million at December 31, 2009 to $12.5 million at September 30, 2010. There was a $2.9 million increase in nonperforming loans secured by one- to four-family residential real estate from December 31, 2009 to September 30, 2010. This consisted primarily of smaller balance loans secured by residences located in the Greater New Orleans Area and its neighboring parishes. Nonperforming commercial real estate loans increased from $1.5 million at December 31, 2009 to $4.0 million at September 30, 2010. This increase is primarily due to a $1.4 million loan secured by a non-owner-occupied, commercial warehouse located in New Orleans, Louisiana and a $749,000 loan secured by non-owner-occupied, commercial real estate, located in New Orleans, Louisiana. There was a $1.4 million increase in nonperforming construction and land loans from December 31, 2009 to September 30, 2010. This was largely attributable to two loans aggregating $744,000 to the same commercial borrower which are secured by one parcel of vacant land located in Mandeville, Louisiana, and one parcel of vacant land located in Covington, Louisiana as well as a $495,000 loan secured by vacant land located in New Orleans.

Nonaccrual loans as of September 30, 2010, included troubled debt restructurings of $2.1 million. Performing troubled debt restructurings as of September 30, 2010, consisted of one $590,000 loan relationship to a commercial borrower secured by five properties located in New Orleans. The Company did not have any commitments to lend additional funds in conjunction with the troubled debt restructuring as of September 30, 2010. There were no troubled debt restructurings as of December 31, 2009.

Foreclosed assets decreased by $1.1 million from $2.5 million at December 31, 2009 to $1.4 million September 30, 2010. This is primarily due to the sale of a multi-family dwelling located in a historic district of New Orleans, Louisiana, which had a cost basis of $756,000 and the sale of a one-to-four family dwelling located in New Orleans, Louisiana, which had a cost basis of $563,000. The Company has realized losses on the sale of real estate owned aggregating $87,000 for the year-to-date period ended September 30, 2010. For the nine month period ended September 30, 2009, the Company realized a net gain of $2,000 on the sale of real estate owned.

As of September 30, 2010 real estate owned included two properties that were previously under renovation totaling $315,000. These properties were obtained through foreclosure proceedings completed in December 2009 and are secured by residential real estate located in New Orleans, Louisiana, and in Algiers, Louisiana. The Company recognized impairment losses aggregating $221,000 on these two properties during the third quarter of 2010. The remaining components of other real estate owned as of September 30, 2010 included: two parcels of vacant land located in New Orleans, Louisiana, and one parcel of vacant land located in Abita Springs, Louisiana; a one-to-four family dwelling located in Westwego, Louisiana, and a one-to-four family dwelling located in New Orleans, Louisiana; two multi-family dwellings located in New Orleans, Louisiana; and a commercial property located in Chalmette, Louisiana. For the year-to-date period ended September 30, 2010, the Bank has recorded aggregate impairment losses of $422,000 on real estate owned, which represents an increase of $361,000 when compared to the same period in prior year.

INVESTMENT SECURITIES
All of the Company’s investment securities were classified as available-for-sale during 2009 and 2010. At September 30, 2010, the fair value of the Company’s total securities available-for-sale was $52.5 million, compared to $50.5 million at December 31, 2009, which represents an increase of $2.0 million, or 4.0%. The following table sets forth the amortized and fair value of the Company’s investment securities portfolio at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
U.S. Agency securities	$5,053	$5,293	$7,132	$6,937
Mortgage-backed securities	30,523	31,423	31,913	32,678
Collateralized mortgage obligations	3,302	3,242	1,612	1,433
Municipal securities	10,369	10,803	7,044	7,013
Mutual funds	1,653	1,696	2,394	2,394
Total investment securities	$50,900	$52,457	$50,095	$50,455

The net unrealized gain on the Company’s entire securities portfolio as of September 30, 2010 was $1.6 million, or 3.1% of amortized cost, compared to the net unrealized gain of $360,000, or 0.7% of amortized cost at December 31, 2009. The gains in the securities portfolio consist primarily of increases in the market value of mortgage-backed securities issued by government agencies and municipal securities. The losses in the securities portfolio are attributable to the reduced values of certain private-label collateralized mortgage obligations as a result of concerns with the overall mortgage market. Management believes that these losses are temporary in nature and will reverse themselves when market conditions become more favorable for those types of investments.

The Company began investing in municipal securities in 2009 in order to benefit from their tax-preferred status. The Company’s total holdings in municipal securities at September 30, 2010 and December 31, 2009 were $10.8 million and $7.0 million, respectively.

The Company’s investment in mutual funds includes the AMF Ultra Short Mortgage Fund (ticker: ASARX). Prior to 2008, this investment was redeemable immediately at its current market value. In 2008, the fund managers, Shay Assets Management, Inc., imposed a restriction on this fund which limited redemptions for cash to $250,000 per quarter based on the current market price at the time of redemption. Approximately $750,000 of the holdings in this fund were redeemed for cash during the first nine months of 2010. The market value of the Company’s remaining investment in this fund was $1.7 million as of September 30, 2010. Effective October 1, 2010, the fund reopened and the liquidation limitations were removed.

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

DEPOSITS
At September 30, 2010, deposits totaled $200.5 million, a decrease of $1.0 million, or 0.5%, from $201.5 million at December 31, 2009. Certificates of deposit totaled $110.8 million at September 30, 2010, up $11.2 million, or 11.2%, from December 31, 2009. The balance of NOW and MMDA deposit accounts decreased $16.9 million or 22.8% from $74.3 million at December 31, 2009 to $57.4 million at September 30, 2010. Noninterest-bearing demand deposits increased during the first nine months of 2010 to $19.4 million from $14.8 million at year end.

The following table presents the composition of deposits at September 30, 2010 and December 31, 2009.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2010	2009	Amount	Percent
Deposit accounts:
Noninterest-bearing demand deposits	$19,443	$14,812	$4,631	31.3%
NOW and MMDA deposits	57,352	74,260	(16,908)	(22.8)
Savings deposits	12,884	12,832	52	0.4
Certificates of deposit	110,785	99,589	11,196	11.2
Total deposit accounts	$200,464	$201,493	$(1,029)	(0.5	) %

The increase in noninterest-bearing demand deposits during the year-to-date period ended September 30, 2010 was due to the continued efforts of our commercial account officers to increase the Company’s transactional account base as well as the efforts of our staff, which has increased in number due to our expanded branch network as a result of our opening a new banking location in the fourth quarter of 2009. The increase in the balance of certificates of deposit is primarily due to the Bank’s participation in a wholesale, Internet-based, certificate of deposit marketing program which allowed it to attract deposits on a nationwide basis that totaled $20.8 million at September 30, 2010. Certificates of deposit at September 30, 2010, also included $1.5 million of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Interfinancial Network that represented two customer relationships.

BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB”).  This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.  At September 30, 2010 and December 31, 2009, the Company’s borrowings from the Federal Home Loan Bank were $35.6 million and $40.5 million, respectively, which represents a decrease of $5.0 million, or 12.2%. The decrease in FHLB borrowings during the nine month period ended September 30, 2010 was due to the nonrenewal of maturing advances and principal payments made on amortizing advances.

In January 2010, the Company modified the terms of $24.6 million of its outstanding advances with the Federal Home Loan Bank in order to lower the average interest rate paid and extend the duration of those borrowings. This transaction required that a prepayment penalty be paid to the FHLB in the amount of $995,000 which is being amortized to interest expense using the interest method over the term of the modified advances. After the modification was executed, the weighted average interest rate of the modified advances decreased by 198 basis points from 4.17% to 2.19%, and the effective duration was extended from approximately one year to three years. The effective interest rate, including the amortization of the prepayment penalty, on the average outstanding advances during the first nine months of 2010 was 3.65%.

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

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At September 30, 2010, stockholders’ equity totaled $28.2 million, compared to $28.0 million at December 31, 2009. This increase of $140,000, or 0.5%, was primarily due to an increase in the unrealized gains, net of tax, on investment securities of $790,000 that was substantially offset by cash dividends paid of $376,000 and a net loss of $292,000 during the nine months ended September 30, 2010.

From 1998 through 2009, the Company has repurchased a total of 2,180,562 shares of its common stock, net of stock options exercised, at a cost of $32.4 million when shares have been available at prices and amounts deemed prudent by management. The Company announced a stock repurchase program in October 2008 of up to 64,250 shares, or approximately 5.0%, of GS Financial Corp.’s outstanding common stock through open market or privately negotiated transactions. A total of 27,862 shares were purchased at a cost of $387,000 in conjunction with this program during 2009. All of the purchases were open market transactions, other than the 15,614 shares purchased in the quarter ended September 30, 2009, and most were at a discount to book value. The Company has not repurchased any shares during the first nine months of 2010.

The following table details the Bank’s actual levels and current capital requirements as of September 30, 2010 and December 31, 2009. As of September 30, 2010, the Bank had regulatory capital that was well in excess of the regulatory requirements and was categorized as “well-capitalized” in the most recent report received from its primary regulatory agency.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Regulatory capital:
September 30, 2010
Tangible capital	$26,325	10.01%	$3,945	1.50%	N/A	N/A
Core/leverage capital	26,325	10.01%	7,889	3.00%	$13,149	5.00%
Tier 1 risk-based capital	26,325	16.20%	6,501	4.00%	9,751	6.00%
Total risk-based capital	28,113	17.30%	13,002	8.00%	16,252	10.00%

December 31, 2009
Tangible capital	$26,510	9.79%	$4,064	1.50%	N/A	N/A
Core/leverage capital	26,510	9.79%	8,128	3.00%	$13,546	5.00%
Tier 1 risk-based capital	26,510	16.13%	6,575	4.00%	9,862	6.00%
Total risk-based capital	28,123	17.11%	13,150	8.00%	16,437	10.00%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on deposits and borrowings discuss changes in these liability-funding sources during the first nine months of 2010.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible outright sales in the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the year-to-date periods ended September 30, 2010 and 2009. The Company reported a net loss of $292,000 for the first nine months of 2010 and had net cash of $2.0 million provided by operating activities. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, deferred tax provisions, etc.) and revenues (accretion of discounts, dividends received in the form of stock, etc.).

In addition, management monitors its liquidity position by tracking certain financial data. The following table illustrates some of the factors that the Company uses to measure liquidity.

(dollars in thousands)	September 30, 2010	December 31, 2009
Key liquidity indicators:
Cash and cash equivalents	$11,270	$19,735
Total loans	190,164	187,456
Total deposits	200,464	201,493
Deposits $100,000 and greater	98,082	99,182

Ratios:
Total loans to total deposits	95.08%	93.03%
Deposits $100,000 and greater to total deposits	48.93%	49.22%

The Company remains highly liquid, as additional liquidity has been obtained through its deposit account offerings that were developed, in part, to increase the Company’s deposit balances and, thereby, reduce the Bank’s loan to deposit ratio.  However, liquidity is being used to fund loan growth and payoff maturing FHLB advances when appropriate.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended September 30, 2010 was $2.4 million, which represents an increase of $325,000 compared to the quarter ended September 30, 2009. Net interest income increased by $1.1 million to $6.9 million for the first nine months of 2010 compared to $5.9 million for the first nine months of 2009. The increases in net interest income when comparing both the three and nine month periods ended September 30, 2010 to the same periods in the prior year are primarily due to a decrease in the cost of interest-bearing deposits combined with an increase in the average balance of loans. This was partially offset by a decrease in the average yield on interest-earning assets and, for the nine month period, an increase in the average balance of interest-bearing deposits.

Interest and dividend income decreased by $185,000, or 5.1%, and interest expense decreased by $510,000, or 32.9%, for the third quarter of 2010 compared to the third quarter of 2009. For the first nine months of 2010, interest and dividend income was $10.4 million, a decrease of $210,000, or 2.0%, from $10.6 million for the first nine months of 2009. Interest expense for the year-to-date period ended September 30, 2010 was $3.5 million, which represents a decrease of $1.3 million, or 26.9%, when compared to the same period in the prior year.

The net interest margin improved by 56 basis points from 3.19% for the three months ended September 30, 2009 to 3.75% for the three months ended September 30, 2010. The net interest margin for the year-to-date period ended September 30, 2010 improved to 3.60% from 3.20% for the same period in the prior year. The increase in net interest margin for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was primarily attributable to an 85 basis point decrease in the average cost of interest-bearing deposits and a $6.7 million increase in the average balance of loans. This was partially offset by a 41 basis point decrease in the average yield on loans and a 111 basis point decrease in the average yield on mortgage-backed securities. The 40 basis point improvement in the net interest margin when comparing the first nine months of 2009 to the same period in 2010 was primarily due to a 95 basis point decrease in the average cost of interest-bearing deposits and a $14.4 million increase in the average balance of loans. This was partially offset by 41 and 114 basis point decreases in the average yields on loans and mortgage-backed securities, respectively, and a $12.2 million increase in the average balance of time deposits.

	For the Three Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Loans	$189,973	$2,952	6.22%	$183,256	$3,036	6.63%
Investments:
U.S. Agency securities	5,532	52	3.76	8,313	78	3.75
Mortgage-backed securities	32,944	256	3.11	32,239	340	4.22
Collateralized mortgage obligations	3,314	33	3.98	5,621	82	5.84
Municipal securities	10,731	93	3.47	1,840	17	3.70
Mutual funds	1,815	14	3.09	2,731	28	4.10
Total investment in securities	54,336	448	3.30	50,744	545	4.30
FHLB stock	2,358	2	0.34	2,352	1	0.17
Federal funds sold and
interest-bearing deposits in other banks	6,551	13	0.79	21,374	18	0.34
Total interest-earning assets	253,218	3,415	5.39%	257,726	3,600	5.59%
Noninterest earning assets	15,027			13,251
Total assets	$268,245			$270,977

Liabilities and stockholders' equity:
Liabilities:
Interest-bearing liabilities:
NOW and MMDA account deposits	$62,454	$128	0.82%	$73,791	$363	1.97%
Savings deposits	12,811	16	0.50	13,310	17	0.51
Certificates of Deposit	107,265	560	2.09	101,313	746	2.95
Total interest-bearing deposits	182,530	704	1.54	188,414	1,126	2.39
Borrowings	37,174	334	3.59	41,554	422	4.06
Total interest-bearing liabilities	219,704	1,038	1.89%	229,968	1,548	2.69%
Noninterest-bearing liabilities	19,740			12,679
Total liabilities	239,444			242,647
Stockholders' equity	28,801			28,330
Total liabilities and stockholders' equity	$268,245			$270,977

Net interest income and margin		$2,377	3.75%		$2,052	3.19%
Net interest-earning assets and spread	$33,514		3.50%	$27,758		2.90%

	For the Nine Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Loans	$190,023	$8,905	6.25%	$175,655	$8,775	6.66%
Investments:
U.S. Agency securities	6,311	161	3.40	9,896	338	4.55
Mortgage-backed securities	33,157	875	3.52	29,392	1,028	4.66
Collateralized mortgage obligations	2,878	98	4.54	6,896	308	5.96
Municipal securities	9,433	239	3.38	780	22	3.76
Mutual funds	2,045	51	3.33	2,975	94	4.21
Total investment in securities	53,824	1,424	3.53	49,939	1,790	4.78
FHLB stock	2,356	6	0.34	2,349	5	0.28
Federal funds sold and
interest-bearing deposits in other banks	10,263	53	0.69	16,522	28	0.23
Total interest-earning assets	256,466	10,388	5.40%	244,465	10,598	5.78%
Noninterest earning assets	15,989			11,936
Total assets	$272,455			$256,401

Liabilities and stockholders' equity:
Liabilities:
Interest-bearing liabilities:
NOW and MMDA account deposits	$68,776	$561	1.09%	$60,697	$1,071	2.35%
Savings deposits	12,824	48	0.50	13,938	52	0.50
Certificates of Deposit	106,472	1,770	2.22	94,252	2,215	3.13
Total interest-bearing deposits	188,072	2,379	1.69	168,887	3,338	2.64
Borrowings	39,261	1,076	3.65	47,045	1,386	3.93
Total interest-bearing liabilities	227,333	3,455	2.03%	215,932	4,724	2.92%
Noninterest-bearing liabilities	16,577			12,282
Total liabilities	243,910			228,214
Stockholders' equity	28,545			28,187
Total liabilities and stockholders' equity	$272,455			$256,401

Net interest income and margin		$6,933	3.60%		$5,874	3.20%
Net interest-earning assets and spread	$29,133		3.37%	$28,533		2.86%

PROVISION FOR LOAN LOSSES
The Company recorded a $1.2 million provision for loan losses during the third quarter of 2010. The total provision for loan losses recorded during the nine month period ended September 30, 2010 was $2.3 million. As previously indicated, the Company’s provision for loan losses was based on its assessment of the credit risk in its portfolio and the overall increased levels of loan delinquencies, nonperforming loans and loan charge-offs. In addition, the provision for loan losses reflected updated collateral values received on impaired loans. The total provision for loan losses recorded in 2009 was $500,000, $200,000 of which was recorded during the first nine months of the year. The local market area has been negatively impacted by the national recession and still remains in a state of uncertainty regarding the level of recovery from Hurricane Katrina. Although the Company’s exposure to the oil spill in the Gulf of Mexico appears to be low, this is a preliminary assessment and will continue to be updated as additional information regarding this event becomes available. The Bank’s asset quality committee meets monthly to review the risk elements of its loan portfolio, including: impaired loans, nonperforming loans, and potential nonperforming and impaired loans, and adjusts the allowance for loan losses accordingly based on the best information available at the time.

For a more detailed discussion of the changes in the allowance for loan losses, nonperforming assets, and general credit quality, see the earlier sections on Loans and Allowance for Loan Losses.  The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income increased by $9,000 during the third quarter of 2010 to $254,000 compared to $245,000 for the third quarter of 2009. This increase was due to a slight increase in the gains recognized on the sale of mortgage loans in the secondary market when comparing those respective periods.  Noninterest income for the year-to-date period ended September 30, 2010 was $894,000, which is a decrease of $205,000 from $1.1 million for the same period in the prior year.  This was primarily due to a $360,000 decrease in the gain on sales of mortgage loans in the secondary market when comparing these periods which is attributable to the nationwide recession and a decline in the local real estate market. In addition, the Company sold $1.3 million of real estate owned during the first nine months of 2010 at a net loss of $87,000.

During the second quarter of 2010, the Company recognized $313,000 in net gains on the sales of investment securities, primarily U.S. Agency and mortgage-backed securities, with longer durations. See the section “Investment Securities” above, for additional information regarding this transaction. In addition, the Company’s noninterest income during the first nine months of 2009 was elevated due to a $134,000 gain recorded on the sale of vacant land located in Metairie, Louisiana.

The major categories of noninterest income for the three and nine months ended September 30, 2010 and 2009 are presented in the following table.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2010	2009	2010	2009
Noninterest income:
Service charges on deposit accounts	$18	$17	$47	$47
Early closing penalties	1	4	8	9
Electronic banking fees	7	5	19	16
Gain (loss) on securities transactions	5	8	322	(3)
Gain on sale of premises and equipment	-	-	-	134
Gain (loss) on sale of real estate owned	1	-	(87)	3
Gain on sale of mortgage loans	199	188	522	881
Mortage servicing fees, net	2	1	(10)	(38)
Income from real estate held for investment	14	14	42	42
Miscellaneous	7	8	31	8
Total noninterest income	$254	$245	$894	$1,099

NONINTEREST EXPENSE
Noninterest expense for the third quarter of 2010 totaled $2.1 million which represents a $157,000 increase from $1.9 million for the third quarter of 2009. For the year-to-date periods ended September 30, 2010 and 2009, noninterest expense increased $691,000 from $5.4 million to $6.1 million. Noninterest expense for the three and nine months ended September 30, 2010 and 2009 are presented in the following table.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2010	2009	2010	2009
Noninterest expense:
Employee compensation and benefits	$980	$1,042	$2,963	$2,915
Net occupancy expense	280	220	804	623
Data processing costs	114	103	328	285
ATM expenses	13	13	39	39
Telephone and security expense	29	29	82	79
Printing and office supplies	24	25	99	93
Ad Valorem taxes	53	58	166	175
Deposit insurance and supervisory fees	101	83	310	305
Professional fees	124	155	398	454
Advertising and business development expense	28	46	114	121
Dues and subscriptions	19	23	62	61
Loss on write-down of other real estate	227	61	422	61
Other operating expenses	93	70	281	166
Total noninterest expense	$2,085	$1,928	$6,068	$5,377

Employee compensation and benefits, which represent the largest component of noninterest expense, increased $48,000 to $3.0 million for the first nine months of 2010 compared to $2.9 million for the same period in the prior year. The increase in personnel costs during the 2010 period was primarily due to the hiring of additional staff for a new branch location which was opened during the fourth quarter of 2009. The opening of this new branch location was largely responsible for the $181,000 increase in occupancy expense to $804,000 for the first nine months of 2010 from $623,000 for the same period in the prior year and the $43,000 increase in data processing costs when comparing those respective periods.

On September 30, 2010, the Company closed its Ponchatoula, Louisiana, branch location. The Company does not anticipate that the closure of this branch will have a significant impact on its ability to service its existing customer base or in attracting new loan and deposit customers. However, the closure of this branch is expected to provide a slight improvement in the overall level of noninterest expense in future periods.

The Company recorded a non-cash impairment charge of approximately $227,000 on other real estate during the third quarter of 2010 compared with a $61,000 impairment charge recorded in the third quarter of 2009. The total impairment charges recorded on other real estate during the year-to-date period ended September 30, 2010 were $422,000 compared with $61,000 for the same period in the prior year. See the section “Asset Quality” above, for additional information regarding this impairment charge.

Included in other operating expenses for the first nine months of 2010 was $116,000 of expenses for the payment of taxes and insurance on foreclosed properties. This represents an increase of approximately $79,000 from $37,000 for the same period in 2009 which was due to the payment of insurance and taxes on foreclosed assets that were acquired primarily during the fourth quarter of 2009 and the first nine months of 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 – July 31, 2010	-	$-	-	36,388
August 1, 2010 – August 31, 2010	-	-	-	36,388
September 1, 2010 – September 30, 2010	-	-	-	36,388
Total	-	-	-	36,388

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

GS FINANCIAL CORP.

Date:	November 12, 2010	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer
Date:	November 12, 2010	By:	/s/ Stephen F. Theriot
Stephen F. Theriot Chief Financial Officer