Form 10-K
period 2010-12-31
GS FINANCIAL CORP
filed 2011-03-31
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
[X]           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 (the last business day of GS Financial’s most recently completed second fiscal quarter) was approximately $10.9 million.

As of March 30, 2011, GS Financial Corp. had 1,257,938 shares of common stock outstanding.
Documents Incorporated by Reference	Part of 10-K in which incorporated
Proxy Statement Annual Report to Shareholders for the year ended December 31, 2010	Part III Part II, Part IV

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

On March 30, 2011, the Company and Home Bancorp, Inc. (“Home Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a to-be-formed wholly owned interim merger subsidiary of Home Bancorp (“Interim”) will be merged with and into the Company (the “Merger”) and, immediately thereafter, GS Financial will merge with and into Home Bancorp (the “Merger”). Promptly following consummation of the Merger, it is expected that Guaranty Savings Bank will merge with and into Home Bank. Under the terms of the Merger Agreement, as of the effective time of the Merger, shareholders of GS Financial will be entitled to receive $21.00 in cash for each share of common stock they own.  Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of GS Financial, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, absence of a material adverse effect, and obtaining material permits and authorizations for the lawful consummation of the Merger. The proposed transaction is expected to be completed during the third quarter of 2011. For further information on this transaction see Note V in the Notes to the Consolidated Financial Statements included in Exhibit 13.0 hereto.

The Company, through its investment in the Bank, engages in community banking, serving a market area that covers the southeast corner of Louisiana through the Bank’s five branch offices and mortgage production office.  The Bank serves commercial, small business, and retail customers, offering a variety of transaction and savings deposit products and secured loan products.  Guaranty offers very few unsecured loans and does not provide trust or investment management services.  As of December 31, 2010, the Company had assets of approximately $263.8 million and deposits of approximately $198.8 million.  As of December 31, 2010, the assets of the Bank constituted virtually all of the assets of GS Financial.

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

For additional information about the business of GS Financial, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated from the 2010 Annual Report to Shareholders included as Exhibit 13.0 and is hereby incorporated by reference.

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

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision regarding the Bank and the Company will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months.  See “ – Recently Enacted Regulatory Reform.” As of the transfer date, all of the regulatory functions related to the Bank that are currently under the jurisdiction of the Office of Thrift Supervision will transfer to the Office of the Comptroller of the Currency.  In addition, as of that same date, all of the regulatory functions related to the Company, as a savings and loan holding company that are currently under the jurisdiction of the Office of Thrift Supervision, will transfer to the Federal Reserve.

Recently Enacted Regulatory Reform
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months.  Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System.  The new law also establishes an independent federal consumer protection bureau within the Federal Reserve.  The following discussion summarizes significant aspects of the new law that may affect the Bank and the Company.  Because the regulations implementing these changes are still being developed, we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•
The Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency and the authority of the other two bank regulatory agencies restructured.  The federal thrift charter will be preserved with the Federal Reserve given authority over savings and loan holding companies.

•
A new independent consumer financial protection bureau will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

•	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions will be extended to thrift holding companies.

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Capital Distributions
Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Regulatory Capital Requirements
Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The Office of Thrift Supervision has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.”  The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

$	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

$	leverage capital requirement – “core” capital equal to at least 4.0% of adjusted total assets; and

$	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  The Bank had no intangible assets at December 31, 2010.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect the Bank’s regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital.  Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items.  In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets.  The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes.  This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.  At December 31, 2010, the Bank had no goodwill or other intangible assets which would be deducted in computing its tangible capital.  At December 31, 2010, Guaranty Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.31%, 10.31%, and 17.46% respectively.

Holding Company Structure
There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution, provided that the holding company controlled that savings institution on May 4, 1999 (a “grandfathered holding company”).  However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may impose on the savings institution.  Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, as discussed under “Qualified Thrift Lender Test,” then such unitary holding company shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.  As of December 31, 2010, the Company was a grandfathered holding company.

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

Federal Securities Laws
The Company registered its common stock with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934.  The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act of 2002
 As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC include:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Limitations on Transactions with Affiliates
Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution includes any company or entity which controls the savings association or that is controlled by a company that controls the savings institution.  In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, and other similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors, and principal stockholders.  Under Section 22(h), secured loans to a director, an executive officer, a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program  that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer, principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2010, Guaranty Savings Bank was in compliance with the above restrictions.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts from $100,000 to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). The Bank did participate in the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.

Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted.  In addition, it must discontinue any non-permissible business, although the Office of Thrift Supervision may grant a grace period up to two years for good cause.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the savings institution is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.  Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;
•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. At December 31, 2010, the Bank met the requirements to be deemed a QTL.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities.  The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Anti-Money Laundering.  All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities.  Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  The Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  The Federal Home Loan Bank of Dallas requires a payment equal to 4.1% of the advance. At December 31, 2010, the Bank had $35.4 million of Federal Home Loan Bank advances and $91.3 million available on its credit line with the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to .06% of its total assets. At December 31, 2010, the Bank had $1.7 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future.  These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank.  At December 31, 2010, the Bank had met its reserve requirement.

EMPLOYEES

As of December 31, 2010, the Company and the Bank employed a total of 54 employees, all of whom are on a full-time basis.  The Company affords its employees a variety of competitive benefit programs including retirement plans and group health, life, and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

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

Item 1A:  RISK FACTORS

Not applicable.

Item 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:     PROPERTIES

The Company owns one building in Metairie, Louisiana.  A portion of this building is leased to Guaranty Savings Bank and serves as a mortgage production office.  The Company’s executive offices are located in Metairie, Louisiana in the main office facility owned by the Bank.  In addition to these properties, the Bank owns three branch facilities located in New Orleans, Mandeville, and Harvey, Louisiana. Effective on September 30, 2010, the Company closed its branch location in Ponchatoula, Louisiana which was being leased from a third party. The remaining location in Harahan, Louisiana is subject to a lease which management considers reasonable and appropriate for the respective location. The Harahan branch was opened in the fourth quarter of 2009. In 2006, the Bank acquired land for future development of a bank location in Covington, Louisiana. The Company and the Bank make portions of its property available for lease to third parties, although such leasing activity is not material to the Company’s overall operations.  Management makes sure that all locations, whether owned or leased, are maintained in suitable condition.  Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, or possible sales.

Item 3:    LEGAL PROCEEDINGS

There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Company or its subsidiary is a party or to which any of their property is subject.

Item 4:   (Removed and Reserved)

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The Company’s common stock is traded on The NASDAQ Global Market under the symbol “GSLA”.  Shareholders of record for, quarterly high and low stock prices of, and cash dividends declared on GS Financial common stock are set forth in the Common Stock and Market Prices and Dividends sections of the Annual Report to Shareholders for the year ended December 31, 2010, included in Exhibit 13.0 hereto and which is incorporated herein by reference.  Equity Compensation Plan information is incorporated herein by reference to Item 12 hereof.

(b)   Not applicable.

(c)	The Company’s repurchases of its common stock made during the quarter ended December 31, 2010 are set forth in the table below:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2010 – October 31, 2010	-	$-	-	36,388
November 1, 2010 – November 30, 2010	-	-	-	-
December 1, 2010 – December 31, 2010	-	-	-	-
Total	-	$ -	-	36,388
Notes to this table:
(1)
On October 22, 2008 the Company announced by press release a stock repurchase program to repurchase 64,250 shares, or 5.0% of its outstanding common stock over a one year period, or such longer amount of time as may be necessary to complete the repurchase plan. The program became effective November 6, 2008.

Item 6:   SELECTED FINANCIAL DATA

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of GS Financial’s 2010 Annual Report to Shareholders and is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of GS Financial’s 2010 Annual Report to Shareholders is hereby incorporated herein by reference from Exhibit 13.0 hereto.

Item 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of GS Financial Corp. and Subsidiary, the accompanying Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm contained in GS Financial’s 2010 Annual Report to Shareholders are hereby incorporated herein by reference from Exhibit 13.0 hereto.

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

PART III

Item 10:       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors and Executive Officers.  Information about the directors, director nominees, and executive officers of GS Financial Corp. in compliance with Section 16(a) of the Exchange Act and information concerning GS Financial’s audit committee is included in the sections captioned, "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers,"— Committees and Meetings of the Board of Directors" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" included in GS Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011 (the “Proxy Statement”) on Definitive Schedule 14A filed with the SEC and is hereby incorporated herein by reference.

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

Equity Compensation Plan Information. The following table sets forth certain information for outstanding awards under the Company's 1997 Recognition and Retention Plan, the Company's only equity compensation plan or individual compensation arrangement (whether with employees or non-employees, such as directors), in effect as of December 31, 2010.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by security holders	5,509	$ -	-
Equity compensation plans not approved by security holders	-	-	-
Total	5,509	$ -	-

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2010 and 2009
Consolidated Statements of Income – Years Ended December 31, 2010 and 2009
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows – Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)(3)	Exhibits

No.	Description	Location
3.1	Articles of Incorporation of GS Financial Corp.	(1)
3.2	Bylaws of GS Financial Corp.	(2)
4.1	Stock Certificate of GS Financial Corp.	(1)
10.1	GS Financial Corp. Amended and Restated Recognition and Retention Plan and Trust Agreement*	(3)
10.2	Letter Agreement, dated as of November 28, 2005, by and between Guaranty Savings and Homestead Association and Stephen E. Wessel*	(4)
10.3	Letter Agreement, signature dated and accepted as of December 31, 2010, by and between Guaranty Savings Bank and Stephen E. Wessel*	(5)
10.4	Shareholder Agreement made by and among Philip J. Timyan and Riggs Qualified Partners, LLC, GS Financial Corp. and Guaranty Savings Bank	(6)
10.5	Shareholder Agreement made by and among Martin S. Friedman and FJ Capital Long/Short Equity Fund LLC, GS Financial Corp. and Guaranty Savings Bank	(6)
13.0	2010 Annual Report to Shareholders	Included herewith
21.0	Subsidiaries of the Registrant - Information reported in Item 1	Included herewith
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Included herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Included herewith
32.0	Certification pursuant to 18 U.S.C. Section 1350	Included herewith

___________________
*	Denotes management compensation plan or arrangement.

(Footnotes continued on following page)

______________________
(1)	Incorporated herein by reference from the Registration Statement on Form SB-2 (Registration number 333-18841) filed by the Registrant with the SEC on December 26, 1996, as subsequently amended.

(2)	Incorporated herein by reference from the annual report on Form 10-K for the year ended December 31, 2007, filed by the Registrant with the SEC on March 31, 2008 (Commission File No. 000-22269).

(3)	Incorporated herein by reference from the current report on Form 8-K, filed by the registrant with the SEC on November 24, 2008 (Commission File No. 000-22269).

(4)	Incorporated herein by reference from the current report on Form 8-K, dated December 8, 2005 filed by the registrant with the SEC (Commission File No. 000-22269).

(5)	Incorporated herein by reference from the current report on Form 8-K, dated December 31, 2010 filed by the registrant with the SEC (Commission File No. 000-22269).

(6)	Incorporated herein by reference from the current report on Form 8-K, filed by the registrant with the SEC on September 24, 2009 (Commission File No. 000-22269).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS FINANCIAL CORP.
Dated: March 30, 2011	By:	/s/Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Albert J. Zahn, Jr.	Chairman of the Board and Director	March 30, 2011
Albert J. Zahn, Jr.
/s/Stephen E. Wessel	President and Chief Executive Officer (principal executive officer)	March 30, 2011
Stephen E. Wessel
/s/Bruce A. Scott	Executive Vice President and Director	March 30, 2011
Bruce A. Scott
/s/Stephen F. Theriot	Chief Financial Officer (principal financial and accounting officer)	March 30, 2011
Stephen F. Theriot
	Director	March 30, 2011
Edward J. Bourgeois
/s/Paul D. Cordes, Jr.	Director	March 30, 2011
Paul D. Cordes, Jr.
/s/Stephen L. Cory	Director	March 30, 2011
Stephen L. Cory
/s/Bradford A. Glazer	Director	March 30, 2011
Bradford A. Glazer
	Director	March 30, 2011
Hayden W. Wren, III