Form 10-Q
period 2011-03-31
GS FINANCIAL CORP
filed 2011-05-13
CIK 1029630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011			Commission File Number: 0-22269
GS Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Louisiana				72-1341014
(State of Incorporation)				(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, par value $.01 per share	1,252,929 shares

GS FINANCIAL CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	December 31, 2010
	(Unaudited)	(See Note 1)
	(In Thousands, Except Share Data)
ASSETS
Cash and Cash Equivalents
Cash and Amounts Due from Depository Institutions	$7,534	$4,270
Interest-Bearing Deposits in Other Banks	1,620	5,267
Federal Funds Sold	524	717
Total Cash and Cash Equivalents	9,678	10,254

Securities Available-for-Sale, at Fair Value	47,563	48,308
Loans, Net of Allowance for Loan Losses of $3,523 and
$3,671, Respectively	189,286	189,229
Accrued Interest Receivable	1,372	1,498
Other Real Estate Owned	2,110	1,358
Premises and Equipment, Net	6,819	6,819
Stock in Federal Home Loan Bank, at Cost	1,775	1,702
Real Estate Held-for-Investment, Net	416	418
Other Assets	4,221	4,225
Total Assets	$263,240	$263,811

LIABILITIES
Deposits
Noninterest-Bearing	$15,153	$15,696
Interest-Bearing	182,076	183,060
Total Deposits	197,229	198,756

Advance Payments by Borrowers for Taxes and Insurance	334	223
Advances from Federal Home Loan Bank	36,233	35,398
Other Liabilities	1,516	1,744
Total Liabilities	235,312	236,121

STOCKHOLDERS' EQUITY
Preferred Stock - $.01 Par Value; 5,000,000 Shares Authorized,	$-	$-
None Issued
Common Stock - $.01 Par Value; 20,000,000 Shares Authorized,	34	34
3,438,500 Shares Issued
Additional Paid-in Capital	34,541	34,541
Treasury Stock (2,180,562 Shares at March 31, 2011 and
December 31, 2010)	(32,449)	(32,449)
Unearned RRP Trust Stock	(95)	(105)
Retained Earnings	25,733	25,685
Accumulated Other Comprehensive Income (Loss)	164	(16)
Total Stockholders' Equity	27,928	27,690
Total Liabilities & Stockholders' Equity	$263,240	$263,811

The accompanying notes are an integral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$2,909	$2,921
Investment Securities	330	498
Other Interest Income	6	24
Total Interest and Dividend Income	3,245	3,443

INTEREST EXPENSE
Deposits	613	879
Advances from Federal Home Loan Bank	322	372
Total Interest Expense	935	1,251

NET INTEREST INCOME	2,310	2,192
PROVISION FOR LOAN LOSSES	230	500
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,080	1,692

NONINTEREST INCOME
Gain on Sale of Loans	60	155
Gain on Securities Transactions	-	1
Other Income	32	57
Total Noninterest Income	92	213

NONINTEREST EXPENSE
Salaries and Employee Benefits	938	1,062
Occupancy Expense	257	252
Ad Valorem Taxes	50	58
Other Expenses	701	648
Total Noninterest Expense	1,946	2,020

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	226	(115)
INCOME TAX EXPENSE (BENEFIT)	52	(63)
NET INCOME (LOSS)	$174	$(52)

EARNINGS (LOSS) PER SHARE
Basic	$0.14	$(0.04)
Diluted	$0.14	$(0.04)

The accompanying notes are an integral part of these financial statements.

                              GS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Unaudited)

(In Thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned RRP Trust Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCES AT DECEMBER 31, 2009	$34	$34,550	$(32,449)	$(132)	$25,780	$238	$28,021
Comprehensive Income:
Net Loss	-	-	-	-	(52)	-	(52)
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	197	197
Total Comprehensive Income	-	-	-	-	(52)	197	145
Distribution of RRP Stock	-	2	-	8	-	-	10
Dividends Declared	-	-	-	-	(126)	-	(126)
BALANCES AT MARCH 31, 2010	$34	$34,552	$(32,449)	$(124)	$25,602	$435	$28,050

BALANCES AT DECEMBER 31, 2010	$34	$34,541	$(32,449)	$(105)	$25,685	$(16)	$27,690
Comprehensive Income:
Net Income	-	-	-	-	174	-	174
Other Comprehensive Income,
Net of Applicable Deferred Income Taxes	-	-	-	-	-	180	180
Total Comprehensive Income	-	-	-	-	174	180	354
Distribution of RRP Stock	-	-	-	10	-	-	10
Dividends Declared	-	-	-	-	(126)	-	(126)
BALANCES AT MARCH 31, 2011	$34	$34,541	$(32,449)	$(95)	$25,733	$164	$27,928

The accompanying notes are an intergral part of these financial statements.

GS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$174	$(52)
Adjustments to Reconcile Net Income (Loss) from Operations to Net Cash
Provided by (Used in) Operatng Activities:
Depreciation and Amortization	97	85
Premium Amortization, Net	104	60
Amortization of Mortgage Servicing Rights	56	40
Provision for Loan Losses	230	500
Federal Home Loan Bank Stock Dividends	(1)	(2)
RRP Expense	10	10
Gain on Sales of Loans, Net	(60)	(155)
Gain on Sales of Investments, Net	-	(1)
Originations of Loans Held for Sale	(3,130)	(7,076)
Proceeds from Sales of Loans Held for Sale	3,159	7,150
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable & Other Assets	106	(1,132)
(Decrease) Increase in Accrued Interest Payable & Other Liabilities	(321)	336
Net Cash Provided by (Used in) Operating Activities	424	(237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturities of Investment Securities	2,806	2,017
Purchases of Investment Securities	(1,893)	(7,701)
Redemption of Mutual Funds	-	250
Increase in Loan Receivable, Net	(1,039)	(3,794)
Purchases of Premises and Equipment	(95)	(227)
Proceeds from Sales of Other Real Estate	-	428
Purchase of Federal Home Loan Bank Stock	(72)	-
Net Cash Used in Investing Activities	(293)	(9,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Cash Stock Dividends	(126)	(126)
(Decrease) Increase in Deposits	(1,527)	5,450
Increase (Decrease) in Advances from Federal Home Loan Bank	835	(126)
Increase in Advance Payments for Insurance and Taxes	111	84
Net Cash (Used in) Provided by Financing Activities	(707)	5,282

NET DECREASE IN CASH AND CASH EQUIVALENTS	(576)	(3,982)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,254	19,735
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,678	$15,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$935	$1,294
Cash Paid During the Period for Income Taxes	463	-
Loans Transferred to Other Real Estate During the Period	752	154

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

Pursuant to rules and regulations of the Securities and Exchange Commission, certain financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The consolidated statement of financial condition at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

2. INVESTMENT SECURITIES

A summary of securities classified as available-for-sale at March 31, 2011 and December 31, 2010, with gross unrealized gains and losses, is as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses		Value
			Less Than	More Than
Investment securities:			One Year	One Year
Debt securities:
U.S. Government and Federal agencies	$1,953	$-	$68	$-	$1,885
Mortgage-backed securities	25,869	362	131	-	26,100
Collateralized mortgage obligations	8,232	37	97	65	8,107
Municipal securities	11,260	226	15	-	11,471
Total investment securities available-for-sale	$47,314	$625	$311	$65	$47,563

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses		Value
			Less Than	More Than
Investment securities:			One Year	One Year
Debt securities:
U.S. Government and Federal agencies	$2,952	$1	$39	$-	$2,914
Mortgage-backed securities	26,618	333	156	-	26,795
Collateralized mortgage obligations	8,411	31	94	116	8,232
Municipal securities	10,355	95	83	-	10,367
Total investment securities available-for-sale	$48,336	$460	$372	$116	$48,308

GS FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2011 and December 31, 2010, follows. Debt securities with scheduled repayments, such as mortgage-backed securities and collateralized mortgage obligations, are presented in separate totals.  The expected life of a security, in particular a Federal Agency or municipal security may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Debt securities:
Amounts maturing in:
Less than one year	$-	$-	$-	$-
One to five years	1,338	1,374	1,099	1,129
Five to ten years	8,404	8,500	6,770	6,783
Greater than ten years	3,471	3,482	5,438	5,369
Total	13,213	13,356	13,307	13,281
Mortgage-backed securities	25,869	26,100	26,618	26,795
Collateralized mortgage obligations	8,232	8,107	8,411	8,232
Total debt securities	$47,314	$47,563	$48,336	$48,308

The Company has procedures in place to identify securities that could have a credit impairment which is other than temporary. To the extent that the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. No impairment losses were recognized on the Company’s investment portfolio in 2010 or during the first three months of 2011.

The unrealized losses associated with the Company’s available-for-sale securities at March 31, 2011 were primarily caused by changes in interest rates and not by deterioration in credit quality. Because the Company has the ability to hold these investments for a reasonable period of time sufficient for recovery of fair value, which may be maturity for the collateralized mortgage obligations, it does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

3. EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in FASB ASC Topic 260. For the three month periods ended March 31, 2011 and 2010, the Company did not have any potentially dilutive securities.

	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2011	2010
Numerator:
Net Income (Loss)	$174	$(52)
Effect of Dilutive Securities	-	-
Numerator for Diluted Earnings (Loss) Per Share	$174	$(52)
Denominator:
Weighted Average Shares Outstanding	1,252,825	1,251,912
Effect of Dilutive Securities	-	-
Denominator for Diluted Earnings (Loss) Per Share	1,252,825	1,251,912
Earnings (Loss) Per Share
Basic	$0.14	$(0.04)
Diluted	$0.14	$(0.04)
Cash Dividends Per Share	$0.10	$0.10

GS FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the valuation methodologies used for the Company’s financial instruments measured at fair value as well as the general classification of such instruments at March 31, 2011 and December 31, 2010 pursuant to the valuation hierarchy.

	March 31, 2011			December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available for Sale Securities:1
U.S. Agency Securities	$-	$1,885	$-	$-	$2,914	$-
Mortgage-Backed Securities	-	26,100	-	-	26,795	-
Collateralized Mortgage Obligations	-	8,107	-	-	8,232	-
Municipal Securities	-	11,471	-	-	10,367	-
Loans2	-	11,979	-	-	12,873	-
Other Real Estate3	-	2,110	-	-	1,358	-

1 Securities are measured at fair value on a recurring basis, generally monthly.
2 Includes impaired loans that have been measured for impairment at the fair value of the loan's collateral.
3 Other real estate is transferred from loans to real estate owned at the lower of carrying value or market value.

GS FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. EMPLOYEE STOCK OWNERSHIP PLAN

The GS Financial Employee Stock Ownership Plan (“ESOP”) purchased 275,080 shares of the Company’s common stock on April 1, 1997 financed by a loan from the Company. The loan was secured by those shares not yet allocated to plan participants and was paid in full as of December 31, 2006. Effective January 1, 2007, the Company amended and restated its ESOP, added a 401(k) feature, and renamed the plan the “Guaranty Savings Bank 401(k) Plan” (the “401(k) Plan”). Compensation expense related to the 401(k) plan was $29,000 and $30,000 for the three month periods ended March 31, 2011 and 2010, respectively.

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

The Plan generally provides that, Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Plan over five years. Pursuant to agreements with the Plan participants, all outstanding Plan share awards are being earned by recipients at a rate of 10% of the aggregate number of shares covered by the Plan over ten years.  If the employment of an employee or service as a non-employee director is terminated prior to the tenth anniversary of the grant date of the Plan share award for any reason (except for death, disability, or a change in control), the recipient would forfeit the right to any shares subject to the awards which had not been earned. As of March 31, 2011, of the 134,159 shares awarded, 122,023 have been earned and issued, 7,127 shares were forfeited, and 5,009 awards are held in the RRP Trust. No further shares are available for award under the RRP. Compensation expense related to the RRP was $4,000 for both the three month periods ended March 31, 2011 and 2010.

7. SUBSEQUENT EVENTS

In accordance with the subsequent events disclosure requirement of FASB ASC Topic 855, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011. In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

8. MERGER AGREEMENT WITH HOME BANCORP, INC.

On March 30, 2011, the Company and Home Bancorp, Inc. (“Home Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a to-be-formed wholly owned interim merger subsidiary of Home Bancorp (“Interim”) will be merged with and into the Company (the “Merger”) and, immediately thereafter, the Company will merge with and into Home Bancorp (the “Merger”).  Promptly following consummation of the Merger, it is expected that the Bank will merge with and into Home Bank (the “Bank Merger”).  The Merger is expected to be completed during the third quarter of 2011.

Under the terms of the Merger Agreement, upon consummation of the Merger, shareholders of the Company will be entitled to receive $21.00 in cash for each share of common stock they own (the “Merger Consideration”). The Merger Agreement also provides that all unvested awards of restricted stock issued pursuant to the Company’s Amended and Restated Recognition and Retention Plan shall fully vest and be converted into the right to receive the Merger Consideration.

The Merger Agreement contains customary representations and warranties and covenants of the Company and Home Bancorp. The Company has agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any alternative transactions.

Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of the Company, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party and absence of a material adverse effect.

The Merger Agreement also contains certain termination rights for the Company and Home Bancorp, as the case may be, applicable upon the occurrence or non-occurrence of certain events. If the Merger is not consummated under certain circumstances, the Company has agreed to pay Home Bancorp a termination fee of $1.125 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide information necessary to gain an understanding of the financial condition, changes in financial condition, and results of operations of GS Financial Corp. (“GS Financial” or the “Company”), and its subsidiary during both the first quarter of 2011 and 2010. Virtually all of the Company’s operations are dependent on the operations of its subsidiary, Guaranty Savings Bank (“Guaranty” or the “Bank”). Effective December 31, 2008, the Bank converted its charter from a Louisiana state savings and loan association to a Federally-chartered savings bank. As a result of the charter conversion, the Bank’s primary regulator became the Office of Thrift Supervision. On March 30, 2011, the Company announced the signing of a definitive Agreement and Plan of Merger with Home Bancorp, Inc. (“Home Bancorp”) under which Home Bancorp will acquire all outstanding shares of common stock of the Company in a cash transaction whereby shareholders of the Company will be entitled to receive $21.00 in cash for each share of common stock they own.  For further information on the Company’s proposed merger with Home Bancorp, see Note 7 in the Notes to the Unaudited Consolidated Financial Statements herein. This discussion is presented to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with accompanying tables and the Company’s 2010 Annual Report on Form 10-K.

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

Forward-looking statements are based on numerous assumptions, which may be referred to specifically in connection with a particular statement.  Some of the more important assumptions include:

•	expectations about the overall economy in the Company’s market area,
•	expectations about the ability of the Bank’s borrowers to make payments on outstanding loans and the sufficiency of the allowance for loan losses,
•	expectations about the current values of collateral securing the Bank’s outstanding loans,
•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,
•	reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers,
•	expectations regarding the nature and level of competition, changes in customer behavior and preferences, and the Company’s ability to execute its plans to respond effectively, and
•	expectations regarding the adverse effects in the Company’s market area as a result of the oil spill in the Gulf of Mexico.

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

OVERVIEW

The Company reported earnings of $174,000 for the quarter ended March 31, 2011, compared with a loss of $52,000 for the quarter ended March 31, 2010. The basic and diluted earnings per share for the first quarter of 2011 were $0.14 compared with a basic and diluted loss of ($0.04) per share for the same period in the prior year. The increase in earnings when comparing the three month period ended March 31, 2011 to the same period in the prior year was primarily due to a $270,000 decrease in the provision for loan losses and a $118,000 improvement in net interest income, which reflects the Company’s continued effort to reduce the cost of funding interest-earning assets and increase net interest margin. A decline in the local real estate market and an increase in the market rates of interest for residential mortgage loans resulted in a decrease of $95,000 in noninterest income from the gains realized on the sales of residential loans in the secondary mortgage market when comparing the quarterly periods ended March 31, 2011 and 2010.

Total assets at March 31, 2011 were $263.2 million, which is a decrease of approximately $571,000, or 0.2%, from December 31, 2010. Securities available-for-sale, at fair value, decreased by $745,000 from $48.3 million at December 31, 2010 to $47.6 million at March 31, 2011 primarily due to call options exercised on U.S. Government and Federal agency securities as well as principal repayment activity on mortgage-backed securities.  Loans, net of the allowance for loan losses, remained stable during the first three months of 2011. Total deposits decreased by $1.5 million, or 0.8%, from $198.8 million at December 31, 2010 to $197.2 million at March 31, 2011 which was attributable to the nonrenewal of maturing certificates of deposit due to a reduction in the level of interest rates. The ratio of average loans to average deposits increased from 93.56% to 99.42% when comparing the three month periods ended March 31, 2011 and March 31, 2010, respectively, and the ratio of average interest-earnings assets to average interest-bearing liabilities increased from 110.91% to 112.74% when comparing those same respective periods.

FINANCIAL CONDITION

LOANS
The outstanding balance of net loans increased $57,000, from $189.2 million at December 31, 2010 to $189.3 million at March 31, 2011. Total real estate secured loans increased by $398,000, or 0.2%, from December 31, 2010 to March 31, 2011 and total other loans decreased from $9.3 million at December 31, 2010 to $8.8 million at March 31, 2011. The following table, which is based on regulatory reporting codes, shows the loan balances at March 31, 2011 and December 31, 2010.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	Percent
Loans:
Real estate loans:
One-to-four family first mortgages	$78,013	$79,231	$(1,218)	(1.5	) %
Home equity loans and junior liens	13,958	15,068	(1,110)	(7.4)
Commercial	64,912	61,289	3,623	5.9
Construction and land	18,371	18,699	(328)	(1.8)
Multi-family residential	8,340	8,909	(569)	(6.4)
Total real estate loans	183,594	183,196	398	0.2
Other loans:
Commercial	7,026	7,523	(497)	(6.6)
Consumer	1,770	1,729	41	2.4
Total other loans	8,796	9,252	(456)	(4.9)
Total loans	192,390	192,448	(58)	(0.0)
Allowance for loan losses	(3,523)	(3,671)	148	(4.0)
Net deferred loan origination costs	419	452	(33)	(7.3)
Loans, net	$189,286	$189,229	$57	-%

During 2010 and 2011, the Company increased its focus on selling the residential real estate loans originated by its lenders to investors, such as Freddie Mac and Fannie Mae, and strengthened the underwriting criteria for its home equity loans and junior liens among other loan products. The $1.2 million decrease in this segment of the loan portfolio as well as the $1.1 million decrease in home equity loans and junior liens from December 31, 2010 to March 31, 2011 was primarily due to customer repayment activity. The increase in commercial real estate loans from $61.3 million at December 31, 2010 to $64.9 million at March 31, 2011 is attributable to the loan origination efforts of the Company’s commercial lenders and consisted primarily of owner-occupied properties.

ALLOWANCE FOR LOAN LOSSES
All loans carry a certain degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. As a result of this ongoing evaluation, any additions to the allowance for loan losses are reflected in the provision for loan losses and charged to operating expense. At March 31, 2011, the allowance for loan losses was $3.5 million, or 1.8% of total loans. The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2011 and for the year ended December 31, 2010.

	For the	For the
	Three Months Ended	Year Ended
(dollars in thousands)	March 31, 2011	December 31, 2010
Allowance for loan losses:
Beginning balance	$3,671	$2,380
Provision for loan losses	230	2,800
Charge-offs	(378)	(1,615)
Recoveries of loans previously charged-off	-	106
Ending balance	$3,523	$3,671

Ratios:
Allowance for loan losses to nonperforming loans	33.13%	34.10%
Allowance for loan losses to total loans	1.83%	1.91%

Based on the Company’s assessment of its credit risk, the level of loan delinquencies, and adversely classified loans, a provision for loan losses of $230,000 was recorded during the first quarter of 2011. The provision primarily reflected continued decline in the collateral values received on impaired loans. The Company recorded a total of $2.8 million in loan loss provisions during 2010, $500,000 of which was recorded during the first three months of 2010. As of March 31, 2011, the Company’s allowance for losses was $3.5 million, or 33.1% of nonperforming loans, compared to $3.7 million or 34.1% of nonperforming loans, at December 31, 2010. The allowance was reduced by charge-offs totaling $378,000 during the year-to-date period ended March 31, 2011. Total charge-offs for the annual period ended December 31, 2010 were $1.6 million. The Company believes that the allowance for loan losses recorded as of March 31, 2011 is sufficient to cover the potential losses in its loan portfolio.

ASSET QUALITY
Nonperforming assets consist of loans on nonaccrual status, accruing loans greater than ninety days past due, and foreclosed assets. The following table summarizes the Company’s nonperforming assets and troubled debt restructurings at March 31, 2011 and December 31, 2010.  The balances presented reflect the total principal balances outstanding on the loans rather than the amount of principal past due.

	March 31,	December 31,
(dollars in thousands)	2011	2010
Nonperforming assets:
Nonaccrual loans:
Real estate loans:
One-to-four family first mortgage	$4,909	$4,853
Home equity loans and junior liens	217	213
Commercial	4,517	4,346
Construction and land	696	1,038
Multi-family residential	-	-
Total nonaccrual real estate loans	10,339	10,450
Other loans:
Commercial	296	315
Consumer	-	-
Total nonaccrual other loans	296	315
Total nonaccrual loans	10,635	10,765
Accruing loans greater than 90 days past due	-	-
Total nonperforming loans	10,635	10,765
Foreclosed assets	2,110	1,358
Total nonperforming assets	$12,745	$12,123

Troubled debt restructurings	$-	$592

Ratios:
Nonaccrual loans to total loans	5.52%	5.59%
Nonperforming assets to loans plus foreclosed assets	6.54%	6.26%
Nonperforming assets to total assets	4.84%	4.60%
Nonperforming assets and troubled debt restructurings to total assets	4.84%	4.82%

Nonperforming assets increased $622,000, or 5.1%, from $12.1 million at December 31, 2010 to $12.7 million at March 31, 2011. One troubled debt restructuring for $621,000 to a commercial borrower secured by five properties located in New Orleans, Louisiana was moved to nonaccrual status during the first quarter of 2011 based on continued delinquency. Real estate owned increased from $1.4 million at December 31, 2010 to $2.1 million at March 31, 2011 following the completion of foreclosure proceedings on three single family residential dwellings and thirty-six vacant lots located in New Orleans, Louisiana. The remainder of the increase in nonperforming assets was due to delinquencies on smaller balance loans secured by one-to four-family residential real estate located in New Orleans, Louisiana, and its neighboring parishes.

Included in nonaccrual loans at March 31, 2011 is one commercial relationship consisting of five loans secured by an owner-occupied athletic club located in New Orleans, Louisiana which was restructured in March 2011. The Company did not have any commitments to lend additional funds in conjunction with this troubled debt restructuring as of March 31, 2011.

Real estate owned at March 31, 2011 included ten single family dwellings aggregating $1.6 million that are primarily located in New Orleans, Louisiana. Additional properties included in real estate owned as of March 31, 2011, included: four parcels of vacant land located in New Orleans, Louisiana, and one parcel of vacant land located in Abita Springs, Louisiana; one multi-family dwelling located in New Orleans, Louisiana; and a commercial property located in Chalmette, Louisiana. There were no sales of real estate owned during the first quarter of 2011. In addition, no impairment losses were recognized on real estate owned during the quarter.

INVESTMENT SECURITIES
All of the Company’s investment securities were classified as available-for-sale during 2010 and 2011. At March 31, 2011, the fair value of the Company’s total securities available-for-sale was $47.6 million, compared to $48.3 million at December 31, 2010, which represents a decrease of $745,000, or 1.5%. The following table sets forth the amortized and fair value of the Company’s investment securities portfolio at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
U.S. Agency securities	$1,953	$1,885	$2,952	$2,914
Mortgage-backed securities	25,869	26,100	26,618	26,795
Collateralized mortgage obligations	8,232	8,107	8,411	8,232
Municipal securities	11,260	11,471	10,355	10,367
Total investment securities	$47,314	$47,563	$48,336	$48,308

The net unrealized gain on the Company’s entire securities portfolio as of March 31, 2011 was $249,000, or 0.5% of amortized cost, compared to the net unrealized loss of $28,000, or 0.1% of amortized cost at December 31, 2010. The gains in the securities portfolio consisted primarily of increases in the market value of mortgage-backed securities issued by government agencies and municipal securities. The losses in the securities portfolio are attributable to the reduced values of certain private-label collateralized mortgage obligations as a result of concerns with the overall mortgage market. Management believes that these losses are temporary in nature and will reverse themselves when market conditions become more favorable for those types of investments.

The Company began investing in municipal securities in 2009 and increased its holdings of these securities during 2010 and the first quarter of 2011 in order to benefit from their tax-preferred status. The Company’s total holdings in municipal securities at March 31, 2011 and December 31, 2010 were $11.5 million and $10.4 million, respectively.

DEPOSITS
At March 31, 2011, deposits totaled $197.2 million, a decrease of $1.5 million, or 0.8%, from $198.8 million at December 31, 2010. Noninterest-bearing demand deposits decreased during the first quarter of 2011 to $15.2 million from $15.7 million at year end, and the balance of NOW and MMDA deposit accounts increased from $57.0 million at December 31, 2010 to $57.5 million at March 31, 2011. Certificates of deposit and savings deposits decreased by $824,000 and $618,000, respectively, from December 31, 2010 to March 31, 2011. The decrease in the balance of certificates of deposit was due to the nonrenewal of maturing certificates of deposit which resulted from the Company’s efforts to reduce its interest expense on these accounts.

The following table presents the composition of deposits at March 31, 2011 and December 31, 2010.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	Percent
Deposit accounts:
Noninterest-bearing demand deposits	$15,153	$15,696	$(543)	(3.5	) %
NOW and MMDA deposits	57,531	57,073	458	0.8
Savings deposits	12,546	13,164	(618)	(4.7)
Certificates of deposit	111,999	112,823	(824)	(0.7)
Total deposit accounts	$197,229	$198,756	$(1,527)	(0.8	) %

The Company’s participation in a wholesale, Internet-based, certificate of deposit marketing program allows it to attract deposits on a nationwide basis. These deposits totaled $22.1 million and $20.6 million at March 31, 2011 and December 31, 2010, respectively. Certificates of deposit at March 31, 2011, also included $500,000 of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Interfinancial Network that represented one customer relationship.

BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB”).  This membership provides access to a variety of Federal Home Loan Bank advance products as an alternative source of funds.  At March 31, 2011 and December 31, 2010, the Company’s borrowings from the Federal Home Loan Bank were $36.2 million and $35.4 million, respectively, which represented an increase of $835,000, or 2.4%. The increase in FHLB borrowings during the three month period ended March 31, 2011 was for liquidity purposes as there was an overall decrease in the level of deposits during the quarter.

In January 2010, the Company modified the terms of $24.6 million of its outstanding advances with the Federal Home Loan Bank in order to lower the average interest rate paid and extend the duration of those borrowings. This transaction required that a prepayment penalty be paid to the FHLB in the amount of $995,000 which is being amortized to interest expense using the interest method over the term of the modified advances. After the modification was executed, the weighted average interest rate of the modified advances decreased by 198 basis points from 4.17% to 2.19%, and the effective duration was extended from approximately one year to three years. The effective interest rates, including the amortization of the prepayment penalty, on the average outstanding advances during the first three months of 2010 and 2011 were 3.68% and 3.56%, respectively.

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

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
At March 31, 2011, stockholders’ equity totaled $27.9 million, compared to $27.7 million at December 31, 2010. This increase of $238,000, or 0.9%, was primarily due to an increase in the unrealized gains, net of tax, on investment securities of $180,000 as well as net income of $174,000 that was offset by cash dividends paid of $126,000 during the three months ended March 31, 2011.

The following table details the Bank’s actual levels and current capital requirements as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the Bank had regulatory capital that was well in excess of the regulatory requirements and was categorized as “well-capitalized” in the most recent report received from its primary regulatory agency.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Regulatory capital:
March 31, 2011
Tangible capital	$26,795	10.26%	$3,917	1.50%	N/A	N/A
Core/leverage capital	26,795	10.26%	7,834	3.00%	$13,056	5.00%
Tier 1 risk-based capital	26,795	16.22%	6,610	4.00%	9,914	6.00%
Total risk-based capital	28,622	17.32%	13,219	8.00%	16,524	10.00%

December 31, 2010
Tangible capital	$27,018	10.31%	$3,931	1.50%	N/A	N/A
Core/leverage capital	27,018	10.31%	7,863	3.00%	$13,104	5.00%
Tier 1 risk-based capital	27,018	16.34%	6,613	4.00%	9,919	6.00%
Total risk-based capital	28,858	17.46%	13,225	8.00%	16,531	10.00%

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

On the liability side, liquidity management focuses on growing the base of more stable core deposits at competitive rates, while at the same time ensuring access to economical wholesale funding sources. The sections above on deposits and borrowings discuss changes in these liability-funding sources during the first quarter of 2011.

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan and investment securities portfolios and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, their use as collateral for borrowings, and possible outright sales in the secondary market.

Cash generated from operations is an important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the year-to-date periods ended March 31, 2011 and 2010. The Company reported net income of $174,000 for the first three months of 2011 and had net cash of $424,000 provided by operating activities. Certain adjustments are made to net income to reach the level of cash provided by operating activities, including non-cash expenses (depreciation, employee compensation made in the form of stock, deferred tax provisions, etc.) and revenues (accretion of discounts, dividends received in the form of stock, etc.).

In addition, management monitors its liquidity position by tracking certain financial data. The following table illustrates some of the factors that the Company uses to measure liquidity.

(dollars in thousands)	March 31, 2011	December 31, 2010
Key liquidity indicators:
Cash and cash equivalents	$9,678	$10,254
Total loans	192,390	192,448
Total deposits	197,229	198,756
Deposits $100,000 and greater	104,120	98,255

Ratios:
Total loans to total deposits	97.55%	96.83%
Deposits $100,000 and greater to total deposits	52.79%	49.43%

The Company remains highly liquid, as additional liquidity has been obtained through its deposit account offerings that were developed, in part, to increase the Company’s deposit balances and, thereby, reduce the Bank’s loan to deposit ratio.  However, liquidity is being used to fund loan growth and pay off maturing FHLB advances when appropriate.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended March 31, 2011 was $2.3 million, which represents an increase of $118,000, or 5.4%, compared to the quarter ended March 31, 2010. The increase in net interest income when comparing the quarterly period ended March 31, 2011 to the same period in the prior year was primarily due to a 49 basis point decrease in the cost of interest-bearing deposits. This was partially offset by a $6.7 million decrease in the average balance of mortgage-backed securities combined with a 163 basis point decrease in the average yield on these securities. Interest and dividend income decreased by $198,000, or 5.8%, to $3.2 million and interest expense decreased by $316,000, or 25.3%, to $935,000 for the first quarter of 2011 when compared to the first quarter of 2010.

The net interest margin improved by 36 basis points from 3.43% for the three months ended March 31, 2010 to 3.79% for the three months ended March 31, 2011. The increase in net interest margin during the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to a 56 basis point decrease in the average cost of time deposits as well as a 61 basis point decrease in the average cost of NOW and MMDA accounts. This was partially offset by a 163 basis point decrease in the average yield on mortgage-backed securities from 4.00% to 2.37% when comparing the same respective periods.

	For the Three Months Ended March 31,
	2011			2010
	Average		Average Yield/	Average		Average Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Loans	$ 192,296	$ 2,909	6.05%	$ 188,964	$ 2,921	6.18%
Investments:
U.S. Agency securities	2,025	14	2.77	7,077	55	3.11
Mortgage-backed securities	26,141	155	2.37	32,822	328	4.00
Collateralized mortgage obligations	8,129	68	3.35	1,998	28	5.61
Municipal securities	10,872	93	3.46	7,642	68	3.56
Mutual funds	-	-	-	2,284	19	3.33
Total investment in securities	47,167	330	2.81	51,823	498	3.84
FHLB stock	1,740	2	0.46	2,354	2	0.34
Federal funds sold and
interest-bearing deposits in other banks	2,249	4	0.53	12,489	22	0.70
Total interest-earning assets	243,452	3,245	5.33%	255,630	3,443	5.39%
Noninterest earning assets	16,295			17,302
Total assets	$ 259,747			$ 272,932

Liabilities and stockholders' equity:
Liabilities:
Interest-bearing liabilities:
NOW and MMDA account deposits	$ 57,712	$ 110	0.76%	$ 72,924	$ 249	1.37%
Savings deposits	12,850	13	0.40	12,820	16	0.50
Certificates of Deposit	109,242	490	1.79	104,307	614	2.35
Total interest-bearing deposits	179,804	613	1.36	190,051	879	1.85
Borrowings	36,132	322	3.56	40,435	372	3.68
Total interest-bearing liabilities	215,936	935	1.73%	230,486	1,251	2.17%
Noninterest-bearing liabilities	15,649			14,072
Total liabilities	231,585			244,558
Stockholders' equity	28,162			28,374
Total liabilities and stockholders' equity	$ 259,747			$ 272,932

Net interest income and margin		$ 2,310	3.79%		$ 2,192	3.43%
Net interest-earning assets and spread	$ 27,516		3.60%	$ 25,144		3.22%

PROVISION FOR LOAN LOSSES
The Company recorded a $230,000 provision for loan losses during the first quarter of 2011. As previously discussed, the Company’s provision for loan losses was based on its assessment of the credit risk in its portfolio and the overall increased levels of loan delinquencies, nonperforming loans and loan charge-offs. In addition, the provision for loan losses reflected updated collateral values received on impaired loans. The total provision for loan losses recorded in 2010 was $2.8 million, $500,000 of which was recorded during the first three months of the year. The local market area has been negatively impacted by the national recession and still remains in a state of uncertainty regarding the level of recovery from Hurricane Katrina. The Bank’s asset quality committee meets monthly to review the risk elements of its loan portfolio, including: impaired loans, nonperforming loans, and potential nonperforming and impaired loans, and adjusts the allowance for loan losses accordingly based on the best information available at the time.

For a more detailed discussion of the changes in the allowance for loan losses, nonperforming assets, and general credit quality, see the earlier sections on Loans and Allowance for Loan Losses.  The future level of the allowance and provisions for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME
Noninterest income for the first quarter of 2011 was $92,000, a decrease of $121,000 from $213,000 for the first quarter of 2010. The decrease in noninterest income when comparing the quarterly periods ended March 31, 2011 and March 31, 2010 was primarily due to a $95,000 decrease in the gains realized on the sales of residential loans in the secondary market. This was largely attributable to an increase in the market rates of interest for these loans as well as a decline in the local real estate market.

The major categories of noninterest income for the three months ended March 31, 2011 and 2010 are presented in the following table.

	For the Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2011	2010
Noninterest income:
Service charges on deposit accounts	$13	$17
Early closing penalties	1	5
Electronic banking fees	8	6
Gain on securities transactions	-	1
Gain on sale of mortgage loans	60	155
Mortage servicing fees, net	3	6
Income from real estate held for investment	14	14
Miscellaneous	(7)	9
Total noninterest income	$92	$213

NONINTEREST EXPENSE
Noninterest expense for the first quarter of 2011 totaled $1.9 million which represents a $74,000 decrease from $2.0 million for the first quarter of 2010. Noninterest expense for the three months ended March 31, 2011 and 2010 are presented in the following table.

	For the Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2011	2010
Noninterest expense:
Employee compensation and benefits	$938	$1,062
Net occupancy expense	257	252
Data processing costs	133	108
ATM expenses	9	14
Telephone and security expense	29	21
Printing and office supplies	39	41
Ad Valorem taxes	50	58
Deposit insurance and supervisory fees	109	104
Professional fees	185	165
Advertising and business development expense	25	57
Dues and subscriptions	19	23
Other real estate expenses	65	66
Other operating expenses	88	49
Total noninterest expense	$1,946	$2,020

Employee compensation and benefits, which represent the largest component of noninterest expense, decreased $124,000 to $938,000 for the first three months of 2011 compared to $1.1 million for the same period in the prior year. This was primarily due to reductions in bonus and profit sharing expenses as well as commissions which resulted in a decrease in the volume of single family loan originations. In addition, health insurance costs decreased from the first quarter of 2010 to 2011 due to a change in the Company’s health care provider.

Data processing costs increased by $25,000 to $133,000 in the first quarter of 2011 from $108,000 for the same period in the prior year. This was due to deconversion costs which were incurred during the first three months of 2011 in conjunction with a scheduled change in the Company’s data processing service provider which has been postponed.

Professional fees were $185,000 for the first quarter of 2011, which represents an increase of $20,000 from $165,000 in the first quarter of 2010. The increase in professional fees was due to legal costs associated with the merger agreement that the Company entered into with Home Bancorp, Inc. during this period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 6, 2011, a purported shareholder of the Company filed a lawsuit in the 24th Judicial District Court for the Parish of Jefferson of the State of Louisiana captioned Kahn v. Scott, et al., No. 1700250, naming Home Bancorp, the Company and members of the Company’s board of directors as defendants. This lawsuit is brought on behalf of a putative class of the Company’s shareholders and seeks a declaration that it is properly maintainable as a class action. The lawsuit alleges that the Company’s directors breached their fiduciary duties and that Home Bancorp aided and abetted those alleged breaches of fiduciary duty by, among other things: agreeing to a merger for consideration that undervalues the Company; and fails to maximize shareholder value; excluding other potential bidders; agreeing to contractual provisions that precluded a fair sales process; engaging in self-dealing; and failing to protect against conflicts of interest.  Among other relief, the plaintiff seeks to enjoin the merger.  The Company believes the claims asserted are without merit and intends to vigorously defend against this lawsuit.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 – January 31, 2011	-	$-	-	36,388
February 1, 2011 – February 28, 2011	-	-	-	36,388
March 1, 2011 – March 31, 2011	-	-	-	36,388
Total	-	-	-	36,388

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

GS FINANCIAL CORP.

Date:	May 13, 2011	By:	/s/ Stephen E. Wessel
Stephen E. Wessel President and Chief Executive Officer

Date:	May 13, 2011	By:	/s/ Stephen F. Theriot
Stephen F. Theriot Chief Financial Officer